Form 10QSB
period 1996-07-31
REGI U S INC
filed 1996-09-16
CIK 922330

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[ X ]

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended July 31, 1996

[   ]  Transition Report Under Section 13 or 15(d) of the Exchange Act

       For the transition period from ________________ to ____________________

                         Commission File Number 0-23920

                                 REGI U.S., INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Oregon                                       91-15801446
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization                        Identification Number

                           185 - 10751 SHELLBRIDGE WAY
                   RICHMOND, BRITISH COLUMBIA V6X 2W8, CANADA

                    (Address of Principal Executive Offices)

                                 (604) 278-5996

                 (Issuer's Telephone Number, Including Zip Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X          No________

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,716,100 shares common stock as of July 31, 1996.

Transitional Small Business Disclosure Format:  Yes________   No    X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                              PAGE

         The following Financial Statements are presented (in U.S. dollars) for the Registrant, REGI U.S., Inc.

1.       Balance sheets for July 31, 1996 and 1995 (unaudited)                                               3

2.       Statement of Operations accumulated from inception                                                  4
         (July 27, 1992) to July 31, 1996 and the nine month
         periods ended July 31, 1996 and 1995

3.       Statement of Cash Flows from inception (July 27, 1992)                                              5
         to July 31, 1996 and the nine month periods ended
         July 31, 1996 and July 31, 1995

4.       Statement of Stockholders' Equity (Deficit) from inception                                          6
         (July 27, 1992) to July 31, 1996

5.       Notes to financial statements                                                                       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                               11

                                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                  12

ITEM 2.  CHANGES IN SECURITIES                                                                              12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                    12


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                12

ITEM 5.  OTHER INFORMATION                                                                                  12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                   12

SIGNATURES                                                                                                  12

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheet
July 31, 1996 and 1995

                                                                                             1996           1995
                                                                                               $              $
                                                  ASSETS

Current Assets

       Cash                                                                                   213               529
       Cash held in trust                                                                      --           498,135
       Due from parent                                                                         --            43,504
       Prepaid expenses                                                                        --             6,000
                                                                                       ----------        ----------

                                                                                              213           548,168

Fixed Assets (Note 3)                                                                       7,347             8,041
Intangible Assets (Note 3)                                                                 40,761           227,666
                                                                                       ----------        ----------

                                                                                           48,321           783,875
                                                                                       ==========        ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

       Accounts payable                                                                    98,226            17,000
       Loan payable - officer                                                              12,000                --
       Due to affiliate (Note 4)                                                          208,469           689,425
                                                                                       ----------        ----------

                                                                                          318,695           706,425
                                                                                       ----------        ----------

Stockholders' Equity (Deficit)

Common Stock (Note 5), 20,000,000 shares authorized without
       par value; 7,716,100
       and 7,056,700 shares issued
       and outstanding respectively                                                     2,328,900         1,361,750
       Paid for but unissued                                                                   --           497,000

Deficit Accumulated during the Development Stage                                       (2,599,274)       (1,781,300)
                                                                                       ----------        ----------

                                                                                         (270,374)           77,450
                                                                                       ----------        ----------

                                                                                           48,321           783,875
                                                                                       ==========        ==========

Contingency and Commitments (Note 7)

REGI U.S., Inc.
(A Development Stage Company)
Statement of Operations

Accumulated from July 27, 1992 (Inception) to
July 31, 1996 and the Three Month Periods ended July 31, 1996 and 1995

                                                      Accumulated           1996             1995
                                                          $                   $                $

Revenues                                                     --                --              --
                                                      ---------         ---------       ---------

Administrative Expenses

       Advertising stock                                125,869             3,245              --
       Bank charges                                       1,173               155             148
       Foreign exchange                                   2,148               (89)           (182)
       Office, courier, printing and telephone           57,977             9,138           6,478
       Professional fees                                150,084            23,426           3,131
       Regulatory and filing fees                         5,335                --             258
       Stockholder and investor relations               163,320            20,846           2,196
       Transfer agent                                    11,754               167              --
       Travel                                             4,814                --              --
       Less interest                                    (13,079)               --          (1,485)
                                                      ---------         ---------       ---------

                                                        509,395            56,888          10,544
                                                      ---------         ---------       ---------

Research and Development Expenses

       Intellectual property                            257,000                --              --
       Amortization of capital assets                    12,221             1,891           1,322
       Market development                                89,596             3,250          13,983
       Professional fees                                 69,815                --           2,751
       Project management                               107,500             7,500           6,000
       Project overhead                                  80,129             6,628           7,562
       Prototype design and construction              1,119,457            38,830          73,321
       Technical consulting                              80,979            23,480              --
       Technical reports                                 17,120             1,000              --
       Technical salaries                               129,777            12,056          12,922
       Travel                                           126,285             7,348           9,397
                                                      ---------         ---------       ---------

                                                      2,089,879           101,983         127,258
                                                      ---------         ---------       ---------

Net Loss                                              2,599,274           158,871         137,802
                                                      =========         =========       =========

Net Loss Per Share                                                           (.02)           (.02)
                                                                        =========       =========

Weighted Average Shares Outstanding                                     7,665,900       6,950,800
                                                                        =========       =========

REGI U.S., Inc.
(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)
From July 27, 1992 (Inception) to
July 31, 1996

                                                                                    Deficit Accumulated
                                                           Common Stock                 During the
                                                      Shares           Amount        Development Stage
                                                         #                $                  $

Balance - July 27, 1992 (inception)                         --              --               --
  Stock issued for intellectual property at
    $0.01 per share August 20, 1992                  5,700,000          57,000               --

  Stock issued for cash at $0.01 per
    share August 20, 1992                              300,000           3,000               --

  Net loss for the period from
    July 27, 1992 to April 30, 1993                        --              --          (23,492)
                                                    ---------       ---------       ----------


Balance - April 30, 1993                            6,000,000          60,000          (23,492)
  Stock issued for cash pursuant to a
    public offering of shares issued at
    $1.00 per share October 31, 1993                  500,000         500,000               --
  Net loss for the year ended
    April 30, 1994                                         --              --         (394,263)
                                                    ---------       ---------       ----------

Balance - April 30, 1994                            6,500,000         560,000         (417,755)
  Stock issued for cash pursuant to
    stock option exercised July 1, 1994
    at $0.10 per share                                 10,000           1,000               --

    a private placement of shares issued
      at $2.25 per share
         October 31, 1994 and                         200,000         450,000               --
         November 30, 1994                             50,000         112,500               --

    warrants exercised at $1.25
      per share October 31, 1994                      169,200         211,500               --

    warrants exercised at $1.50
      per share December 13, 1994                       1,000           1,500               --

  Net loss for the year ended
    April 30, 1995                                         --              --       (1,225,743)
                                                    ---------       ---------       ----------

Balance - April 30, 1995                            6,930,200       1,336,500       (1,643,498)

  Stock issued for cash pursuant to
    options exercised at $0.10 per share

      June, 1995                                        7,500             750               --
      July, 1995                                      110,000          11,000               --
      September, 1995                                  10,000           1,000               --
      November, 1995                                   10,000           1,000               --
      December, 1995                                   13,000           1,300               --
      January, 1996                                    50,000           5,000               --

REGI U.S., Inc.
(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)
From July 27, 1992 (Inception) to
July 31, 1996

                                                                                       Deficit Accumulated
                                                            Common Stock                    During the
                                                              Shares         Amount      Development Stage
                                                                #               $               $

Continued

     options exercised at $1.00 per share
        January, 1996                                         10,000          10,000               --
        February, 1996                                         5,000           5,000               --
        March, 1996                                            2,000           2,000               --

     options exercised at $2.75 per share
       in April, 1996                                          5,000          13,750               --

     options exercised at $2.50 per share
       in February, 1996                                      10,000          25,000               --

     warrants exercised at $1.50 per share
       in August, 1995                                       132,200         198,300               --

     a private offering memorandum to
     issue shares at $2.00 per share

        May, 1995                                             20,000          40,000               --
        June, 1995                                            35,000          70,000               --
        July, 1995                                           173,500         347,000               --
        August, 1995                                          22,500          45,000               --
        September, 1995                                       50,000         100,000               --
        October, 1995                                         40,000          80,000               --
   Net loss for the year ended April 30, 1996                     --              --         (796,905)
                                                           ---------       ---------       ----------


Balance - April 30, 1996                                   7,635,900       2,292,600       (2,440,403)

   Stock issued for cash pursuant to

     stock options exercised May 8, 1996
       at $0.10 per share                                     30,000           3,000               --

     stock options exercised July 31, 1996
       at $0.10 per share                                     30,000           3,000               --

     warrants exercised July 24, 1996 at
       $1.50 per share                                        20,200          30,300               --

   Net loss for the three months ended July 31, 1996              --              --         (158,871)
                                                           ---------       ---------       ----------


Balance - July 31, 1996                                    7,716,100       2,328,900       (2,599,274)
                                                           =========       =========       ==========

REGI U.S., Inc.
(A Development Stage Company)
Statement of Cash Flows
Accumulated from July 27, 1992 (Inception) to
July 31, 1996 and the Three Month Periods ended July 31, 1996 and 1995

                                                                Accumulated       1996           1995
                                                                     $              $              $
Cash Flows to Operating Activities
       Net loss                                               (2,599,274)       (158,871)       (137,802)
       Adjustments to Reconcile
         Net Loss to Cash
                Amortization                                      12,221           1,891           1,322
                Intellectual property                            257,000              --              --

       Change in non-cash working capital items
                Increase (decrease) in accounts payable           98,226          23,157         (17,872)
                                                              ----------        --------        --------

Net Cash Used by Operating Activities                         (2,231,827)       (138,823)       (154,352)
                                                              ----------        --------        --------

Cash Flows from (to) Financing Activities
       Increase in common stock                                2,271,900          36,300         522,250
       (Decrease) in advances from parent                             --              --         (15,068)
       Increase in advances from affiliate                         8,469          91,719          79,552
       Increase in loan from officer                              12,000          12,000              --
                                                              ----------        --------        --------

Net Cash Provided by Financing Activities                      2,292,369         140,019         586,734
                                                              ----------        --------        --------

Cash Flows to Investing Activities
       (Increase) in computer equipment                          (16,048)             --              --
       (Increase) in patents                                     (44,281)         (8,751)           (160)
                                                              ----------        --------        --------

Net Cash Used by Investing Activities                            (60,329)         (8,751)           (160)
                                                              ----------        --------        --------

Increase (decrease) in cash                                          213          (2,555)        432,222
Cash - beginning of period                                            --           2,768          66,442
                                                              ----------        --------        --------

Cash - end of period                                                 213             213         498,664
                                                              ==========        ========        ========

Non-cash Financing Activity
       Deemed value of affiliate shares issued for
          intellectual property                                  200,000              --              --

       5,700,000 shares issued for intellectual
       property at $0.01 per share                                57,000              --              --
                                                              ----------        --------        --------

                                                                 257,000              --              --
                                                              ==========        ========        ========

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 1996
(expressed in U.S. dollars)

1.         Nature and Continuance of Business

           The Company is in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine ("The Engine"), which is a variation of the original Rand-Cam Engine. The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("REGI") which controls the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, effective May 1, 1993, whereby it will fund 50% of the further development of The Engine and REGI will fund 50%. These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or profitable operations since inception. The Company's activities are in the development stage and additional costs for the further improvement of The Engine must be incurred. There is substantial doubt as to the Company's ability to generate revenues and to continue as a going concern, as the continuation of the Company as a going concern is dependent on its ability to obtain financing and/or the attainment of revenues and profitable operations. Management plans to raise capital with private and public offerings of stock, the conversion of warrants and the exercise of stock options.

2.         Acquisition of Rights, Title and Interest

           (a) On August 20, 1992 the Company acquired the U.S. rights to the original Rand Cam-Engine from REGI by issuing 5,700,000 shares at a deemed value of $0.01 per share. REGI will receive a 5% net profit royalty. The $57,000 deemed value has been expensed as research and development in 1995.

           (b) Pursuant to an agreement with Brian Cherry (a director) dated July 30, 1992 and amended November 23, 1992 and April 13, 1993, the Company acquired the U.S. rights to the improved axial vane rotary engine known as the Rand Cam/Direct Charge Engine. On November 9, 1993, in consideration for the transferred technology, Mr. Cherry was issued 100,000 shares of Reg Technologies Inc. ("REG") (a public company owning 51% of REGI) with a deemed value of $200,000 and will receive a 1% net profit royalty. The deemed value of $200,000 was treated as an expense paid by REG on behalf of the Company and treated as an inter-company loan. The $200,000 deemed value of intellectual property has been expensed as research and development in 1995.

           (c) Pursuant to a letter of understanding dated December 13, 1993 between the Company, REGI and REG (collectively called the grantors) and West Virginia University Research Corporation ("WVURC"), the grantors have agreed that WVURC shall own 5% of all patented technology and will receive 5% of all net profits from sales, licences, royalties or income derived from the patented technology.

3.     (a)    Fixed Assets

                                                             1996           1995
                                            Accumulated    Net Book       Net Book
                                    Cost    Amortization     Value         Value
                                      $          $             $             $

       Computer equipment          16,048       8,701        7,347         8,996
                                   ======       =====       ======       =======

(b)    Intangible Assets
       Sublicense                      --          --           --       200,000
       Patents                     44,281       3,520       40,761        27,873
                                   ======       =====       ======       =======
                                                                         227,873
                                                                         =======

4.     Due to Affiliate

       REG periodically pays for research and development expenses on behalf of the Company and REGI and then charges the two companies on a 50/50 basis pursuant to the research and development cost sharing agreement. The balance owing to REG, of $208,469 at July 31,1996 is unsecured, non-interest bearing and is payable on demand.

5.     Common Stock

       (a)    Public offering - October 31, 1993 - warrants outstanding

              A total of $500,000 was received and 500,000 units issued pursuant to a public offering of 500,000 units at $1.00 per unit. Each unit contained 1 common share, and 1 warrant to acquire an additional share at $1.25 by August 24, 1994 (extended to October 31, 1994), and $1.50 by August 24, 1995. A total of 169,200 warrants were exercised at $1.25, and 133,200 warrants were exercised at $1.50. A total of 197,600 warrants were outstanding and expire fifteen days after a registration was approved (July 9, 1996). A total of 20,200 warrants were exercised and the balance expired on July 24, 1996.

       (b) Private placement - October 31 and November 30, 1994 - warrants outstanding

              A total of $562,500 was received and 250,000 units issued in October and November, 1994 pursuant to a private placement of 250,000 units at $2.25 per unit. Each unit contained 1 common share, and 1 warrant to acquire an additional share at $2.60 by October 12, 1995 (expired), and $3.00 by October 12, 1996. All warrants issued pursuant to this private placement are outstanding as at July 31, 1996.

       (c) Pursuant to a Private Offering Memorandum dated April 15, 1995 and expiring October 15, 1995 the Company sold 341,000 units at $2.00 per unit for net proceeds of $682,000. Each unit contained 1 common share, and 1 warrant to acquire an additional share at $2.00 exercisable beginning April 15, 1996 and ending April 15, 1997 or at $2.50 beginning April 16, 1997 and ending April 15, 1998. All warrants issued pursuant to this offering are outstanding at July 31, 1996.

       (d)    Stock options

              Certain directors and employees were granted stock options since inception as follows:

                   April 30, 1993 to acquire 397,500 shares at $0.10 per share expiring April 30, 1998 of which 270,500 have been exercised to July 31, 1996.

              - October 29, 1993 to acquire 195,000 shares at $1.00 per share expiring April 30, 1998 as to 50,000 shares, of which 7,000 have been exercised to April 30, 1996, and October 29, 1998 as to 145,000 shares, of which 10,000 have been exercised to July 31, 1996.

              - February 9, 1994 to acquire 75,000 shares at $1.00 expiring February 9, 1999.

              - October 20, 1994 to acquire 35,000 shares at $2.75 per share expiring October 20, 1999 of which 5,000 have been exercised to July 31, 1996.

              - January 15, 1995 to acquire 30,000 shares at $1.50 per share expiring January 15, 2000.

              - March 15, 1995 to acquire 10,000 shares at $2.50 per share expiring March 15, 2000 of which

                    5,000 have been exercised to July 31, 1996.

              - August 11, 1995 to acquire 25,000 shares at $2.50 per share expiring August 11, 2000.

              - September 8, 1995 to acquire 10,000 shares at $2.50 per share expiring September 8, 2000 of which 5,000 have been exercised to July 31, 1996.

              - January 3, 1996 to acquire 350,000 shares at $3.00 per share expiring January 3, 2001.

6.     Related Party Transactions

       (a) A project management fee of $7,500 was paid to a company controlled by the president of the Company and is included in research and development expenses.

       (b) Rent and secretarial fees of $1,500 were paid to a company controlled by the president of the Company and are included in research and development expenses.

       (c) A technical salary of $12,056 was paid to an officer and director and is included in research and development expenses.

       (d) An administrative fee of $1,500 in 1996 was paid to an officer and director and is included in research and development expenses.

7.     Contingency and Commitments

       (a) See Note 2 - royalty commitments in connection with the Rand Cam/Direct Charge Engine.

       (b) The Company is committed to pay project management fees and rent and secretarial fees totalling $36,000 per annum to a Company controlled by the president of the Company pursuant to a contract dated April 1, 1994 and expiring April 1, 1997.

       (c) The Company has reserved 591,000 shares for the conversion of warrants and 825,000 shares for the exercise of stock options.

       (d) The Company is committed to fund 50% of the further development of the Engine. See Note 1.

       (e) The Company owes REG, for unpaid invoices rendered by WVURC, totalling some $203,700 for development work performed during a project extension period. REG disputes a portion of these invoices relating to certain unauthorized capital expenditures totalling some $40,000. Should REG be successful in their dispute amounts owing to REG and prototype costs would be reduced by some $40,000.

       (f)    See Note 1 for uncertainties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Nine Months ended July 31, 1996 Compared to Nine Months Ended July 31, 1996

         REGI U.S., Inc. (the "Company") continued to operate in the development stage and generated no revenues from operations during the third quarter ended July 31, 1996. The loss for the 1995 third quarter totaled $158,817 compared to $137,802 during the same period in 1995.

         Administration expenses rose from $10,542 in 1995 to $56,888 in 1996. The major changes were in professional fees which increased from $3,131 in 1995 to $23,426 in 1996, and stockholder and investor relations from $2,196 in 1995 to $20,896 in 1996.

         The net loss per share was $0.02 in both periods.

Liquidity and Capital Resources

         As noted above, no revenue from operations was generated by the Company during the third quarter ended July 31 1996. The Company was able to meet its working capital requirements from director loans and loans from its parent company, Reg Technologies, Inc.

         At the end of the July 31, 1996, the amount due to Reg Technologies, Inc. was reduced substantially from $689,425 in 1995 to $208,469 in 1996. Shareholders' equity decreased from $77,450 in 1995 to $(270,374) in 1996.

PLAN OF OPERATION

         As of July 31, 1966 the Company had no cash resources and had current accounts payable of $108,000 which included a loan from a director, and also owed Reg Technologies Inc. $220,000, for a total working capital deficiency of $328,000. The Company is raising $300,000 from the exercise of 200,000 warrants at $1.50. Of this, a total of $108,000 will be used to pay down liabilities and $50,000 to repay a portion of the amounts owing to Reg Technologies Inc. Reg Technologies Inc. will only demand payment of the balance of $170,000 if the Company is in a favorable cash position. The balance of $132,000 from the exercise of warrants, will be used for completing the testing of the diesel engine prototype and compressor as to $75,000, the balance of $57,000 will be used for monthly overhead to the end of October. Beginning in November 1996, the Company plans to enter into joint venture agreements whereby the joint venture partner will provide all the funding for future development.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None, other than described elsewhere in this filing

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27. Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGI U.S., Inc.
                                        (Registrant)

Dated      September 13, 1996              /s/ John G. Robertson
     -------------------------          --------------------------------------
                                        John G. Robertson, President and Chief
                                        Executive Officer

Dated      September 13, 1996             /s/ Jennifer Lorette
     -------------------------          --------------------------------------
                                        Jennifer Lorette, Vice President, Chief
                                        Financial Officer (Principal Accounting
                                        Officer)