Form 10-Q
period 1996-10-31
REGI U S INC
filed 1996-12-16
CIK 922330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                  Quarterly Report Under Section 13 or 15(d)
                                      of
                      The Securities Exchange Act of 1934

FOR THE QUARTER ENDED                          COMMISSION FILE NO.
  OCTOBER 31, 1996                                  0-23920
  ----------------                                  -------
                                REGI U.S., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OREGON                                           91-1580146
         ------                                           ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

185-10751 SHELLBRIDGE WAY, RICHMOND, B.C. CANADA                  V6X 2W8
------------------------------------------------               -------------
     (Address of principal executive offices)                  (Postal Code)

Registrant's telephone number, including area code: (604) 278-5996

Last Fiscal Year Ended April 30, 1996

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X    NO
                                 -----     -----

Number of shares outstanding of each class of the registrant's Common Stock as of October 31, 1996.

Common Stock, no par value: 7,911,300

                                     INDEX
--------------------------------------------------------------------------------
PART I -- Financial Information

                                                                   Page
Item 1.       Financial statements................................  2
------        --------------------

Balance Sheets at October 31, 1996 and 1995 (unaudited)...........  3

Statements of Operations Accumulated from
     July 27, 1992 (Inception) to October 31, 1996 and the
     six months ended October 31, 1996 and 1995 (unaudited).......  4

Statement of Stockholders' Equity Accumulated from
     July 27, 1992 (Inception) to October 31, 1996 (unaudited).. 5 and 6

Statements of Cash Flows Accumulated from
     July 27, 1992 (Inception) to October 31, 1996 and the
     six months ended October 31, 1996 and 1995 (unaudited).......  7

Item 2.      Management's Discussion and Analysis of Results of
------       --------------------------------------------------
             Operations and Financial Condition...................  8
             ----------------------------------

PART II -- Other Information......................................  9

Signatures........................................................ 10


PART I         Financial Information

Item 1.       Financial statements (Unaudited)
-------       --------------------------------

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
October 31, 1996 and 1995
(Unaudited)

                                                          1996           1995
                                                           $              $
       Assets
Current Assets

   Cash and cash equivalents                               23,634        295,980
   Due from affiliate                                      66,314              -
   Prepaid expenses                                             -          6,091
                                                       ----------     ----------
                                                           89,948        302,071
Fixed Assets                                                6,009         10,567
Intangible Assets                                          44,787         28,933
                                                       ----------     ----------
                                                          140,744        341,571
                                                       ==========     ==========
       Liabilities And Stockholders' Equity

Current Liabilities
   Accounts payable                                        80,456         58,485
   Due to affiliate                                             -        171,351
                                                       ----------     ----------
                                                           80,456        229,836
                                                       ----------     ----------

       Stockholders' Equity
Common Stock, 20,000,000 shares
   authorized without par value; 7,911,300,
   and 7,530,900 shares issued and
   outstanding respectively                             2,631,700      2,229,550
   Paid for but unissued - 88,333 shares                  132,500              -
Deficit Accumulated During the Development Stage       (2,703,912)    (2,117,815)
                                                       ----------     ----------
                                                           60,288        111,735
                                                       ----------     ----------
                                                          140,744        341,571
                                                       ==========     ==========

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
Accumulated from July 27, 1992 (Inception) to October 31, 1996 and the six months ended October 31, 1996 and 1995
(Unaudited)


                                                                  May 1,         May 1,
                                                Accumulated        1996           1995
                                                 During the         to             to
                                                Development    October 31,    October 31,
                                                   Stage           1996           1995
                                                     $              $              $
Revenues                                                  -              -              -
                                                  ---------      ---------      ---------
Administrative Expenses
   Advertising - stock                              126,304          3,680         79,337
   Bank charges                                       1,570            552            362
   Foreign exchange                                   3,507          1,270            206
   Office, courier, printing and telephone           62,088         13,249         11,791
   Professional fees                                178,680         52,022         26,145
   Regulatory and filing fees                         6,210            875              -
   Stockholder and investor relations               203,097         60,623         32,270
   Transfer agent                                    11,784            197          1,887
   Travel                                             4,814              -              -
   Less interest                                    (13,632)          (553)        (4,256)
                                                  ---------      ---------      ---------
                                                    584,422        131,915        147,742
                                                  ---------      ---------      ---------
Research and Development Expenses
   Intellectual property                            257,000              -              -
   Amortization                                      14,170          3,840          2,964
   Market development                                90,346          4,000          6,820
   Professional fees                                 69,815              -          2,930
   Project management                               115,000         15,000         15,000
   Project overhead                                  86,277         12,776         22,413
   Prototype design and construction              1,109,419         28,792        234,564
   Technical consulting                              83,357         25,858          1,455
   Technical reports                                 17,121          1,001              -
   Technical salaries                               143,178         25,457         24,879
   Travel                                           133,807         14,870         15,550
                                                  ---------      ---------      ---------
                                                  2,119,490        131,594        326,575
                                                  ---------      ---------      ---------
Net Loss                                          2,703,912        263,509        474,317
                                                  =========      =========      =========
Net Loss Per Share                                                    (.03)          (.07)
                                                                 =========      =========
Weighted Average Shares Outstanding                              7,739,700      7,181,850
                                                                 =========      =========

REGI U.S., Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From July 27, 1992 (Inception) to October 31, 1996
(Unaudited)

                                                                               Deficit Accumulated
                                                             Common Stock           During the
                                                         Shares       Amount     Development Stage
                                                            #           $                $
Balance - July 27, 1992 (inception)                             -            -                   -
 Stock issued for intellectual property at
  $0.01 per share August 20, 1992                       5,700,000       57,000                   -
 Stock issued for cash at $0.01 per
  share August 20, 1992                                   300,000        3,000                   -
 Net loss for the period from
  July 27, 1992 to April 30, 1993                               -            -             (23,492)
                                                        ---------    ---------          ----------
Balance - April 30, 1993                                6,000,000       60,000             (23,492)
 Stock issued for cash pursuant to
  a public offering of shares issued at
  $1.00 per share October 31, 1993                        500,000      500,000                   -
 Net loss for the year ended April 30, 1994                     -            -            (394,263)
                                                        ---------    ---------          ----------
Balance - April 30, 1994                                6,500,000      560,000            (417,755)
 Stock issued for cash pursuant to
  options exercised July 1, 1994
  at $0.10 per share                                       10,000        1,000                   -

  a private placement of shares issued at
  $2.25 per share October 31, 1994 and                    200,000      450,000                   -
  November 30, 1994                                        50,000      112,500                   -

  warrants exercised at $1.25 per share
  October 31, 1994                                        169,200      211,500                   -

  warrants exercised at $1.50 per share
  December 13, 1994                                         1,000        1,500                   -
 Net loss for the year ended April 30, 1995                     -            -          (1,225,743)
                                                        ---------    ---------          ----------
Balance - April 30, 1995                                6,930,200    1,336,500          (1,643,498)
 Stock issued for cash pursuant to
  options exercised at $0.10 per share
   June, 1995                                               7,500          750                   -
   July, 1995                                             110,000       11,000                   -
   September, 1995                                         10,000        1,000                   -
   November, 1995                                          10,000        1,000                   -
   December, 1995                                          13,000        1,300                   -
   January, 1996                                           50,000        5,000                   -
                                                        ---------    ---------          ----------
 Carry forward balance                                  7,130,700    1,356,550          (1,643,498)
                                                        ---------    ---------          ----------

REGI U.S., Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From July 27, 1992 (Inception) to October 31, 1996
(Unaudited)

                                                                                       Deficit Accumulated
                                                                    Common Stock            During the
                                                                Shares       Amount     Development Stage
Continued                                                          #           $                $
Balance carried forward                                        7,130,700    1,356,550          (1,643,498)
   options exercised at $1.00 per share
      January, 1996                                               10,000       10,000                   -
      February, 1996                                               5,000        5,000                   -
      March, 1996                                                  2,000        2,000                   -
   options exercised at $2.75 per share in April, 1996             5,000       13,750                   -

   options exercised at $2.50 per share in February, 1996         10,000       25,000                   -

   warrants exercised at $1.50 per share in August, 1995         132,200      198,300                   -

   a private offering memorandum to
   issue shares at $2.00 per share
      May, 1995                                                   20,000       40,000                   -
      June, 1995                                                  35,000       70,000                   -
      July, 1995                                                 173,500      347,000                   -
      August, 1995                                                22,500       45,000                   -
      September, 1995                                             50,000      100,000                   -
      October, 1995                                               40,000       80,000                   -
Net loss for the year ended April 30, 1996                             -            -            (796,905)
                                                               ---------    ---------        ------------
Balance - April 30, 1996                                       7,635,900    2,292,600          (2,440,403)
 Stock issued for cash pursuant to
   options exercised at $0.10 per share
      May, 1996                                                   30,000        3,000                   -
      July, 1996                                                  30,000        3,000                   -
   warrants exercised at $1.50 per share
      July, 1996                                                  20,200       30,300                   -
      August, 1996                                               127,200      190,800                   -
      September, 1996                                             48,000       72,000                   -
   a private placement at $2.00 per share
   in September, 1996                                             20,000       40,000                   -
 Net loss for the six months ended October 31, 1996                    -            -            (263,509)
                                                               ---------    ---------        ------------
Balance - October 31, 1996                                     7,911,300    2,631,700          (2,703,912)
                                                               =========    =========        ============

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from July 27, 1992 (Inception) to October 31, 1996 and the six months ended October 31, 1996 and 1995
(Unaudited)

                                                                        May 1,         May 1,
                                                      Accumulated        1996           1995
                                                       During the         to             to
                                                      Development    October 31,    October 31,
                                                         Stage           1996           1995
                                                           $              $              $
Cash Flows to Operating Activities
 Net loss                                              (2,703,912)      (263,509)      (474,317)
 Adjustments to Reconcile
   Net loss to cash
    Amortization                                           14,170          3,840          2,964
    Intellectual property                                 257,000              -              -
    (Increase) in prepaid expense                               -              -            (91)
    Increase in accounts payable                           80,456          5,387         23,613
                                                       ----------       --------       --------
Net Cash Used by Operating Activities                  (2,352,286)      (254,282)      (447,831)
                                                       ----------       --------       --------
Cash Flows to Financing Activities
 Increase in subscriptions received                       132,500        132,500              -
 Increase in common stock                               2,574,700        339,100        893,050
 Increase in advances from parent                               -              -         28,436
 (Decrease) in advances from affiliate                   (266,314)      (183,064)      (438,522)
                                                       ----------       --------       --------
Net Cash Provided by Financing Activities               2,440,886        288,536        482,964
                                                       ----------       --------       --------
Cash Flows to Investing Activities
 (Increase) in computer equipment                         (16,048)             -         (3,797)
 (Increase) in patents                                    (48,918)       (13,388)        (1,798)
 Decrease in licence                                            -              -        200,000
                                                       ----------       --------       --------
Net Cash (Used) Provided by Investing Activities           64,966        (13,388)       194,405
                                                       ----------       --------       --------
Increase in cash and cash equivalents                      23,634         20,866        229,538
Cash and cash equivalents - beginning of period                 -          2,768         66,442
                                                       ----------       --------       --------
Cash and cash equivalents - end of period                  23,634         23,634        295,980
                                                       ==========       ========       ========
Non-Cash Financing Activities
 Deemed value of affiliate shares issued for
    intellectual property                                 200,000              -              -
 5,700,000 shares issued for intellectual
 property at $0.01 per share                               57,000              -              -
                                                       ----------       --------       --------
                                                          257,000              -              -
                                                       ==========       ========       ========

Item 2.   Management's Discussion and Analysis of Results of Operations and
-------   -----------------------------------------------------------------
          Financial Condition
          -------------------

During the six months ended October 31, 1996, the Company raised $339,100 through private placements of 20,000 shares at $2.00 per share and the exercise of warrants totalling 195,400 shares at $1.50 per share and through stock options. The Company also raised a further $132,500 by way of subscriptions towards a private placement of 145,000 shares at $1.50 per share. The Company paid $132,000 on administrative expenses compared to $148,000 in the six months ended October 31 1995. The Company paid $132,000 on research and development compared to $327,000 in the six months ended October 31, 1995. The Company repaid all of the amount owing to Reg Technologies of $109,000 and prepaid $66,000 towards future research and development paid for by Reg Technologies Inc. on behalf of the Company. The Company spent $14,000 on patent protection during the six months ended October 31, 1996.

As at October 31, 1996 the Company had $24,000 in cash resources and has subsequently received a further $85,000 pursuant to the completion of a private placement of 145,000 shares at $1.50 per share. The total cash resources of $109,000 together with the amount owing from Reg Technologies Inc. totalling $66,000 and a cash contribution from Rand Energy Group Inc. of $26,000 gives the company $201,000 of current liquid assets to pay current accounts payable of $80,000 for a total working capital surplus of $121,000. The working capital of $121,000 will be used for completing the testing of the diesel engine prototype and compressor as to $50,000, the balance of $71,000 will be used for monthly overhead to the end of January, 1997. The Company's parent company, Rand Energy Group, Inc. plans to sell $150,000 worth of the Company's shares it owns and advance the proceeds to the Company during December, 1996, January, 1997 and February, 1997 which should give the Company sufficient working capital to cover general and administrative expenses through to December, 1997. Past December the Company plans to enter into joint venture agreements whereby the joint venture partner will provide all the funding for future development.

PART II     Other Information

Item 1.   Legal Proceedings
-------   -----------------

          None

Item 2.   Changes in Securities
-------   ---------------------

          None

Item 3.   Defaults upon Senior Securities
-------   -------------------------------

          None

Item 4.   Submission of Matters to Vote of Securities Holders
-------   ---------------------------------------------------

          a. The Annual Meeting of Shareholders of the Company was held October 16, 1996.

          b. At the Annual Meeting, John G. Robertson and Brian Cherry were elected directors of the Company. Each director received at least 6,700,000 votes out of 6,798,170 shares represented at the meeting.

          c. Also at the meeting, an amendment to the Bylaws of the Company was approved. At least 6,700,000 shares were voted in favour of the amendment.

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 11, 1996           REGI U.S., INC.


                                   Per: /s/ John Robertson
                                        ---------------------------------
                                        John Robertson, President and CEO