Form 10QSB
period 1997-01-31
REGI U S INC
filed 1997-03-17
CIK 922330

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 1997
                               ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------   -----------------
Commission File No. 0-23920
                    -------

                                REGI U.S., INC.
                   ---------------------------------------
       (Exact name of small business issuer as specified in its charter)

             OREGON                                     91-1580146
             ------                                     ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

            185-10751 SHELLBRIDGE WAY, RICHMOND, BC. CANADA V6X 2W8
            -------------------------------------------------------
                    (Address of principal executive offices)

                                (604) 278-5996
                                --------------
               (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES    X        NO
                                     -------        -------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 10, 1997 - 8,123,300 shares of common stock, no par value.

                                 INDEX

PART I -- Financial Information

                                                                       Page


Item 1.  Financial statements..................................          2
------   --------------------
Balance Sheets as of January 31, 1997 and 1996 (unaudited).....          3

Statements of Operations for the three months and
     nine months ended January 31, 1997 and 1996 (unaudited)...          4

Statement of Cash Flows for the nine months ended
     January 31, 1997 and 1996 (unaudited).....................          5

Notes to the Financial Statements..............................          6

Item 2.  Management's Discussion and Analysis of Results of
------   --------------------------------------------------
         Operations and Financial Condition....................       7-10
         ----------------------------------

PART II -- Other Information...................................         11

Signatures.....................................................         12

PART I    Financial Information

Item 1.   Financial statements (Unaudited)
------    --------------------------------

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
as of January 31, 1997 and 1996
(Unaudited)




                                                                January 31,
                                                     ---------------------------
                                                            1997           1996
    Assets

Current Assets
 Cash                                                $     1,206    $    54,913
 Accounts receivable                                         799              -
 Prepaid expenses                                              -          6,090
 Due from affiliate                                       65,269              -
                                                      -----------   ------------
                                                          67,274         61,003
Computer equipment                                         4,871         10,021
Patents                                                   44,409         32,168
                                                     ------------   ------------
                                                     $   116,654    $   103,192
                                                     ============   ============

    Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable                                    $   103,589    $    57,462
 Due to affiliate                                              -         45,708
                                                     ------------   ------------
                                                         103,589        103,170
                                                     ------------   ------------


Stockholders' Equity
Common Stock (Note 1), 20,000,000
  shares authorized without par value; 8,123,300
  shares and 7,613,900 shares issued
  and outstanding respectively                         2,841,900      2,246,850

Deficit Accumulated During The Development Stage      (2,828,935)    (2,246,828)
                                                     ------------   ------------
                                                          12,965             22
                                                     ------------   ------------
                                                     $   116,554    $   103,192
                                                     ============   ============

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
for the three months and nine months
ended January 31, 1997 and 1996
(Unaudited)

                                           Three months ended          Nine months ended
                                              January 31,                 January 31,
                                           -------------------------   -----------------------

                                              1997         1996         1997         1996
Revenue                                    $         -     $       -   $        -    $       -
                                           -----------   -----------   ----------    ---------
Administration Expenses
 Advertising - stock                              4,825       12,482        8,505        91,819
 Bank charges                                       874          101        1,426           463
 Investor relations                              18,576       32,513       79,199        64,783
 Foreign exchange                                  (256)         155        1,014           361
 Office, courier, printing and telephone          2,109        4,084       15,358        15,875
 Professional fees                               17,093       17,212       76,772        43,357
 Transfer agent and regulatory                      564        2,636        6,462         4,523
 Travel                                             609            -          609             -
 Less interest                                     (122)      (1,761)        (675)       (6,017)
                                           ------------- ------------- ------------  -----------

                                                 44,272       67,422      188,670       215,164
                                           ============= ============= ============  ===========

Research and Development Expenses
 Depreciation                                     1,753        1,770        5,593         4,734
 Market development                                   -            -        4,000         6,820
 Professional fees                                    2         (180)       1,332         2,750
 Project management                               7,500        7,500       22,500        22,500
 Project overhead                                 6,265        1,584       19,041        23,997
 Prototype construction and testing              11,974       33,879       42,477       268,443
 Technical consulting                            23,586            -       49,444         1,455
 Technical reports                                    -            -        1,001             -
 Technical salaries                              12,519       14,266       37,976        39,145
 Travel                                           1,628        2,772       16,498        18,322
                                           ------------- ------------- ------------  -----------

                                                 65,227       61,591      199,862       388,166
                                           ------------- ------------- ------------  -----------

Net Loss                                   $   (109,499)  $ (129,013)  $ (388,532)   $ (603,330)
                                           ============= ============= ============  ===========
Net Loss Per Share                         $       (.01)  $     (.02)  $     (.05)   $     (.08)
                                           ============= ============= ============  ===========
Weighted Average Shares Outstanding
 (including redeemable shares)                8,028,000    7,551,900   $7,860,000     7,375,610
                                           ============= ============= ============  ===========

REGI U.S., Inc.
(A Development Stage Company)
Statement of Cash Flows
for the nine months ended January 31, 1997 and 1996
(Unaudited)


                                                             Nine months ended
                                                                January 31,
                                                         -----------------------
                                                            1997         1996
Cash Flows to Operating Activities
 Net loss                                                 $(388,532)   $(603,330)
 Adjustment to reconcile net loss to cash
   Depreciation                                               5,593        4,734
   (Increase) in accounts receivable                           (799)           -
   Decrease (increase) in prepaid expenses                        -          (89)
   Increase in accounts payable                              28,520       22,590
                                                         -----------   ----------
Net Cash Used in Operating Activities                      (355,218)    (576,095)
                                                         -----------   ----------
Cash Flows to Investing Activities
 (Increase) in computer equipment                                 -       (4,588)
 (Increase) in patent protection costs                      (13,625)      (5,467)
 Decrease in license (proceeds on sale)                           -      200,000
                                                         -----------   ----------
Net Cash (Used in) provided by Investing Activities         (13,625)     189,945
                                                         -----------   ----------
Cash Flows from Financing Activities
 Increase in common stock                                   549,300      910,350
 (Decrease) in advance from affiliate                      (182,019)    (535,729)
                                                         -----------   ----------
                                                            367,281      374,621
                                                         -----------   ----------
(Decrease) in Cash                                           (1,562)     (11,529)
Cash - Beginning of Period                                    2,768       66,442
                                                         -----------   ----------
Cash - End of Period                                     $    1,206    $  54,913
                                                         ===========   ==========


REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
for the nine months ended January 31, 1997
(Unaudited)


1. Common Stock
(a)    Stock option activity


                                                      Granted
              April 30                               during the                     January 31,
                1996                   Price           period       Exercised          1997
                 #                       $               #              #               #               Expiry Date
               187,000                  0.10               -        137,000           50,000          April 30, 1998
                43,000                  1.00               -              -           43,000          April 30, 1998
               135,000                  1.00               -              -          135,000          October 29, 1998
                75,000                  1.00               -              -           75,000          February 9, 1999
                35,000                  2.75               -              -           35,000          October 20, 1999
                30,000                  1.50               -              -           30,000          January 15, 2000
                 5,000                  2.50               -              -            5,000          March 15, 2000
                25,000                  2.50               -              -           25,000          August 11, 2000
                 5,000                  2.50               -              -            5,000          September 8, 2000
               350,000                  3.00               -              -          350,000          January 3, 2001
               -------                              --------        -------          -------
               890,000                                  -           137,000          753,000
               =======                              ========        =======          =======

(b)    Warrants outstanding

             # of                  Exercise                Expiry
            Shares                  Price
                                      $
           361,000                   2.00               August 15, 1997
                                     2.50               August 15, 1998
            40,000                   2.00               September 15, 1997
                                     2.50               September 15, 1998

2. Related Party Transactions
   A management fee of $2,500 per month and rent of $500 per month has been paid to a company controlled by a director.

   A secretarial fee of $500 per month has been paid to an officer and director of the Company.

   A technical salary of $4,200 per month has been paid to an officer and director of the Company.

 ..2..
Item 2.   Management's Discussion and Analysis of Results of Operations and
-------   -----------------------------------------------------------------
          Financial Condition
          -------------------

Management's Discussion
-----------------------

Directors Report for the Period Ending October 31, 1996
-------------------------------------------------------

Progress Reports from May 1, 1996 to February 28, 1997
------------------------------------------------------

February 26, 1997 Reg Technologies, Inc. reported that a successful preliminary system function test was conducted in Detroit, MI. The test consisted of a simulated vehicle with all the components, evaporator, condenser, control valves, fan and ducts on the Rand Cam(TM) Air Conditioning Compressor.

"The unit performed as designed and met our expectations" stated Paul Lamarche, our project engineer. The test was to evaluate the Rand Cam(TM) Compressor cooling cycle using the non-polluting 134A Freon.

January 17, 1997 Reg Technologies, Inc. reported that a series of programs commenced on the Rand Cam(TM) Compressor and Diesel Engine as follows:

 .    The AIR CONDITIONING COMPRESSOR has been successfully tested at 3,700 RPM with 260 PSI, the best result to date. The next stage for the compressor testing will take place at the ETL test facilities in Cortland, NY.

 .    The DIESEL ENGINE PROTOTYPE testing will commence after an engineering analysis which is now being completed in Detroit, MI by Paul Lamarche, our engineering consultant.

 .    The MEDICAL APPLICATION COMPRESSOR DESIGN has been completed and the fabricating of the prototype model is to commence this month.

 .    Three SMALL BUSINESS INNOVATIONS RESEARCH (SBIR) program applications have been submitted to the US government for funding by Pat Badgley, Vice President of Research & Development, for the Rand Cam(TM) Engine. The funding is for the US Department of Defence motorcycle, boat and small airplane applications.

Several companies in Europe, Asia, and India have also expressed interest in license agreements for the Rand Cam(TM) Engine motorcycle. This month our engineers will commence a design for a prototype motorcycle Rand Cam(TM) Engine.

DECEMBER 27, 1996 Reg Technologies, Inc. reported that the Company has received a year ending 1996 outline of the Rand Cam(TM) Air Conditioning Compressor development test program from Paul Lamarche, our engineering consultant.

An extensive testing and hardware development program was instituted on November 2, 1996 reaching the performance goals of the specs set by the automotive industry to qualify the Rand Cam(TM) air conditioning compressor.

A set of an excess of twenty tests were performed at various speeds, using various materials, and two phases of hardware models.
     Phase 1 / Aluminum housing with a pin track, guide to dynamically locate the vanes.
     Phase 2 / Cast Iron housing with the vanes self locating against the cams.

 ..3..
NOVEMBER 1, 1996 Global Aircraft Corporation has verbally notified REGI U.S./Reg Technologies that the NASA GAP Proposal was not awarded to Global/REGI/Reg Tech.

The NASA GAP program was applied for to provide one dollar of support for every dollar spent by Reg/REGI for a light weight aircraft engine.

Therefore, Global will not receive a world wide unlimited license for aviation applications of the Rand Cam(TM) Engine pursuant to our agreement.

OCTOBER 28, 1996 Reg Technologies, Inc. announced that an agreement with the Quincy Compressor Division, a Coltec Industries Company, has been completed to build a low pressure compressor for medical applications.

OCTOBER 2, 1996 Reg Technologies, Inc. reported that the modifications recommended by Paul Lamarche, our engineering consultant, and Patrick Badgley, our Vice President for REGI Research & Development on the Rand Cam(TM) project, has commenced at Five Star Industries in Detroit, MI an Aerospace components developer.

OCTOBER 1, 1996 Reg Technologies, Inc. announced that the Rand Cam(TM) Diesel Engine commenced testing on Thursday, September 26, 1996. The Rand Cam(TM) Diesel Engine was tested at Adiabatics, Inc. in Columbus, Indiana.

The Engine was installed in an engine test cell which has a 50 horsepower D.C. dynamometer which can motor the engine over a wide speed range as well as absorb power from the engine. The test stand has an in-line, strain gage type torquemeter for measuring the power transmitted in the shaft from the engine to the dynamometer. The test cell was completed instrumentation to measure speed, temperatures and pressures. The data gathered on a computer data logger.

Based on the report by Patrick Badgley, Vice President in charge of Research & Development the first test was very positive and the hardware looks very good. The completion date for the said modifications is within 2-3 weeks. The modifications are now underway and the second series of tests will commence as soon as the modifications are completed.

SEPTEMBER 13, 1996 Reg Technologies, Inc. announced that a progress report was received from Paul Lamarche, our engineering consultant, regarding the latest test results on the Rand Cam(TM) Compressor at ETL Labs in Cortland, NY.

The compressor was run at 1,200 RPM, 2,000 RPM, 3,000 RPM and 4,000 RPM. The system worked very well as far as keeping the hardware cool. The compressor remained at room temperature during the test runs.

On Test #1 the compressor was run at 1,200 RPM and 2,000 RPM on Test #2 and was reported to be successful. The data showed that the discharge temperatures were higher than the suction temperature. This meant that the compressor was functioning properly.

JULY 15, 1996 Reg Technologies, Inc. announced that we have agreed to a cooperative agreement to participate with Global Aircraft Corporation in the NASA GAP program.

The GAP program concept would be based on an $8.5 million (US) program which would consist of $5 million for Rand Cam(TM) engine development. Global support would be targeted at $3.5 million for design, construction, and testing of the airplane which will serve as the demonstration platform for our Rand Cam(TM) engine.

 ..4..
NASA will provide one dollar of support for every dollar Reg/REGI spends plus provide additional NASA technical support at no cost to Reg/REGI.

JULY 8, 1996 Reg Technologies, Inc. announced that the fabricating is completed and assembling of the Diesel Engine is now underway. Testing will take place under the direction of the major designer of the diesel engine, Pat Badgley, Vice President of REGI U.S. Inc.'s Research and Development. Paul Lamarche, PhD, of Detroit, has been contracted by REGI to assist in the testing of the Rand Cam(TM) Diesel Engine. His experience includes the successful testing of the Rand Cam(TM) Gasoline prototype in Detroit, in January of 1995, whereas one hour of testing resulted in positive torque outputs and good throttle response.

The Rand Cam(TM) Diesel Engine will be a demonstrator model to prove that the technology is real. The engine has twelve vanes, no vane seals, continuous injection, K-Miller cycle, extended combustion and is designed to power a 60KW generator.

This demonstration model will be used to attract license and joint venture agreements for the Company.

MAY 23, 1996 Reg Technologies, Inc. announced that the Rand Cam(TM) compressor is back at ETL in Cortland, NY from our fabricating facilities in California. ETL, an experienced compressor testing company, and Pat Badgley, our engineer, has recommended some minor modifications. The fabricating facilities in California reports that there have been no leaks and it is rotating freely.

Preliminary testing will begin to test the compressor as an air conditioning unit for automobiles commencing this evening and will continue through Friday, May 24, 1996. The Rand Cam(TM) air conditioning unit is a very quiet and smooth unit and is 1/2 the size of existing air conditioning units used in automobiles today.

FUTURE PLANS FOR 1997 The Company plans on completing the development of the Rand Cam(TM) Compressor and Diesel Engine prototypes for demonstration purposes to potential license and/or joint venture companies.

Results of operations for the nine months ended January 31, 1997 compared to the
--------------------------------------------------------------------------------
nine months ended January 31, 1996
----------------------------------

There were no revenues from product licensing during the periods.

The net loss in 1997 decreased by $214,798 to $388,532 compared to $603,330 in 1996. The decreased net loss in 1997 was due to administrative expenses which decreased by $26,494 to $188,670 as compared to $215,164 in 1996. The major components of this decrease was due to a decrease in advertising of stock by $83,314 to $8,505 as compared to $91,819 in 1996; professional fees increased by $33,415 to $76,772 as compared to $43,357 in 1996. During 1997, research and development costs decreased by $188,304 to $199,862 compared to $388,166 in 1996. The decrease was due to very low prototype construction activity during 1997 as compared to extensive completion of prototypes in 1996. Prototype costs decreased by $225,966 to $42,477 compared to 268,443 in 1996.

Results of operations for the three months ended January 31, 1997 compared to
-----------------------------------------------------------------------------
the three months ended January 31, 1996
---------------------------------------

There were no revenues from product licensing during the periods.

 ..5..
The net loss in 1997 decreased by $19,514 to $109,499 compared to $129,013 in 1996. The decreased net loss in 1997 was due to administrative expenses which decreased by $23,150 to $44,272 as compared to $67,422 in 1996. The major components of this decrease was due to a decrease in investor relations and advertising stock of $21,594 to $23,401 as compared to $44,995 in 1996. Research and development costs remained constant for both 1997 and 1996.

Liquidity
---------

During the nine months ended January 31, 1997, the Company financed its operations, in part, from proceeds from two private placements whereby the Company received $40,000 and issued 20,000 shares at $2.00 per share and received $217,500 and issued 145,000 shares at $1.50 per share. During the period the Company received $13,700 pursuant to options exercised and issued 137,000 shares at $.10 per share. A total of $278,100 was received, and 185,400 shares issued, pursuant to warrants exercised at $1.50 per share. The Company's financial resources, including an opening cash balance as at April 30, 1996 of $2,768, totalled $552,068. Cash used, as a result of the net loss for the period, totalled $355,218, after adjustments to reconcile net loss to cash. During the period the Company spent $13,625 on patent protection costs and $182,019 paying down an amount owing to an affiliate. After the above cash outflows the Company was left with $1,206 as at January 31, 1997. On January 17, 1997 a private placement was negotiated for 100,000 units at $1.20 per unit. Each unit consists of one share and one two-year warrant entitling the investors to purchase one additional share at $1.20 in the first year and $1.40 in the second year. These funds will be used for further development of the Rand Cam
(TM) Engine, pay off January 31, 1997 net accounts payable totalling $37,521 and to provide working capital.

 ..6..

PART II   Other Information

Item 1.   Legal Proceedings
-------   -----------------

          None

Item 2.   Changes in Securities
-------   ---------------------

          None

Item 3.   Defaults upon Senior Securities
-------   -------------------------------

          None

Item 4.   Submissions of Matters to a Vote of Security Holders
-------   ----------------------------------------------------

          None

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          None

 ..7..

                                 Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 13, 1997               REGI U.S., INC.


                              By:  /s/ John G. Robertson
                                   ------------------------------------------
                                    John G. Robertson, President
                                    (Principal Executive Officer)

                              By:  /s/ Jennifer Lorette
                                   ------------------------------------------
                                    Jennifer Lorette, Chief Financial Officer
                                    (Principal Financial Officer)