Form 10KSB
period 1997-04-30
REGI U S INC
filed 1997-07-30
CIK 922330

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                        _______________________________

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           THE SECURITIES ACT OF 1934

                    For the Fiscal Year Ended April 30, 1997

                          Commission File No. 0-23920


                                REGI U.S., INC.
          (Name of small business issuer as specified in its charter)



           Oregon                                              91-1580146
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


                          185 - 10751 Shellbridge Way
                   Richmond, British Columbia V6X 2W8, Canada
 (Address, including postal code, of registrant's principal executive offices)

                                 (604) 278-5996
                     (Telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Title of each class             Name of each Exchange on which registered:
     -------------------             -----------------------------------------
     Common Stock, no par value                    None

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X
   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.
                 ----

     The registrants revenues for its most recent fiscal year were:  nil.

     The Aggregate market value of the voting stock held by non-affiliates of the registrant on July 24, 1997, computed by reference to the price at which the stock was sold on that date: $1,600,000.

     The number of shares outstanding of the registrant's Common Stock, no par value, as of July 24, 1997 was 8,233,300.

     Documents incorporated by reference: Proxy Statement incorporated by reference in Part III.
_______________________________________________________________________________

                                REGI U.S., INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS




PART I                                                          Page
                                                                ----
Item  1.   Business...........................................   3

Item  2.   Property...........................................   9

Item  3.   Legal Proceedings..................................   9

Item  4.   Submission of Matters to a Vote of Security
           Holders............................................   9

PART II

Item  5.   Market for Common Equity and Related Stockholder
           Matters............................................   9

Item  6.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................  10

Item  7.   Financial Statements...............................  13

Item  8.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............  14

PART III

Item  9.   Directors and Executive Officers of the Registrant;
           Compliance With Section 16(a) of the Exchange Act..  14

Item 10.   Executive Compensation.............................  14

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.........................................  14

Item 12.   Certain Relationships and Related Transactions.....  14

Item 13.   Exhibits and Reports on Form 8-K...................  14


Item 1.    Business
-------    --------

General


     The Company was organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, the Company's name was officially changed by majority shareholder vote to REGI U.S., Inc. The Company is controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("REGI"), which, in turn, is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech"). The Company is engaged in the business of developing and building an improved axial vane-type rotary engine known as the Rand Cam/Direct Charge Engine ("RC/DC Engine"), which is a variation of the Rand Cam Rotary Engine, an axial vane rotary engine ("Original Engine"). The worldwide intellectual and marketing rights to the RC/DC Engine are held by REGI. The Company holds the rights to develop, build and market the RC/DC Engine design in the U.S. pursuant to an agreement with REGI. Under a project cost sharing agreement entered into with REGI effective May 1, 1993, each company will fund 50% of the continuing development cost of the RC/DC Engine.

     The Company's principal offices are located at 10751 Shellbridge Way, Suite 185, Richmond, British Columbia V6X 2W8, Canada. Its telephone number is (604) 278-5996 and its telefacsimile number is (604) 278-3409.

     In order to fully effect its intended plan of operations, the Company will likely need to raise additional capital in the future beyond any amount currently on hand and which may be become available as a result of the exercise of warrants and options which are currently outstanding.

Products

     The Company is engaged in the business of developing and building an improved axial vane-type rotary engine known as the RC/DC Engine which is a variation of the Original Engine. The Original Engine is an axial vane rotary engine, the worldwide marketing rights to which are held by REGI. A United States patent was issued for the RC/DC Engine on July 4, 1995, and assigned to the Company. Since no marketable product has yet been developed, the Company has received no revenues from operations.

     The RC/DC Engine is based upon the Original Engine patented in 1983. Brian Cherry, an officer and director of the Company, has done additional development work on the Original Engine which resulted in significant changes and improvements for which the U.S. patent has been issued and assigned to the Company. It is believed that the RC/DC Engine offers important simplification from the basic Original Engine, which will make it easier to manufacture and will also allow it to operate more efficiently.

     Pursuant to an agreement dated October 20, 1986 among Reg Tech, Rand Cam Corp. and James McCann, Reg Tech agreed to acquire a 40% voting interest in a new corporation to be incorporated to acquire the rights to the Original Engine. The new corporation was REGI. Reg Tech acquired the 40% voting interest in REGI in consideration of the payment of $250,000.

     Pursuant to an agreement made as of the 27th day of April, 1993 among Reg Tech, Rand Cam Corp., REGI and James McCann, Reg Tech acquired an additional 330,000 shares (11%) of REGI from Rand Cam Corp. to increase its investment to 51%.

     On August 20, 1992, the Company entered in an agreement with REGI and Brian Cherry (the "August 1992 Agreement") under which the Company issued 5,700,000 shares of its Common Stock at a deemed value of $0.01 per share to REGI in exchange for certain valuable rights, technology, information, and other tangible and intangible assets, including improvements, relating to the United States rights to the Original Engine. REGI's president is also the president of the Company and its Vice President and Secretary is also a Director of the Company. The terms of the agreement were negotiated between the parties and were deemed to be mutually advantageous based upon conditions and circumstances existing at the time.

     Also in August 1992, the Company sold 300,000 shares of its Common Stock at $0.01 per share to Brian Cherry.

     In an agreement dated April 13, 1993 among the Company, REGI, Reg Tech and Brian Cherry (the "April 1993 Agreement") and made as an amendment to a previous Amendment Agreement dated November 23, 1992 between REGI, Reg Resources Corp. (now Reg Tech) and Brian Cherry and an original agreement dated July 30, 1992 between REGI, Reg Resources Corp. and Brian Cherry, Cherry agreed to: (a) sell, transfer and assign to REGI worldwide rights except for the United States of America to all of his right, title and interest in and to the technology related to the RC/DC Engine (the "Technology"), including all pending and future patent applications in respect of the Technology, together with any improvements, changes or other variations to the Technology; (b) sell, transfer and assign to the Company United States of America rights to all of his right, title and interest in and to the Technology, including all pending and future patent applications in respect of the Technology, together with any improvements, changes or other variations to the Technology. The Company has the manufacturing and marketing rights for the RC/DC Engine and the Technology in the United States. Thus uses of the RC/DC Engine or the Technology in the United States belongs to the Company including manufacturing for export. On November 9, 1993, in consideration for this transfer of the Technology, Brian Cherry was issued 100,000 shares of Reg Tech with a deemed value of $200,000.

     A final provision of the April 1993 Agreement assigns and transfers ownership to the Company of any patents, inventions, copyrights, know-how, technical data, and related types of intellectual property conceived, developed or created by REGI or its associated companies either prior to or subsequent to the date of the agreement, which results or derives from the direct or indirect use of the Original Engine and/or RC/DC Engine technologies by REGI.

     Pursuant to a letter of understanding dated December 13, 1993 among the Company, REGI and Reg Tech, as grantors, and West Virginia University Research Corporation ("WVURC"), the grantors agreed that WVURC shall own 5% of all patented technology relating to the Original Engine and the RC/DC Engine. WVURC performed extensive analysis and testing on the RC/DC engine. WVURC will provide continued support and development of the RC/DC Engine including research, development, testing evaluation and creation of intellectual property. In addition WVURC will introduce the Company to potential customers and licensees. The Company also will be entitled to all additional intellectual property developed by WVURC relating to the RC/DC Engine.

     In June, 1997, the Company announced that it had reached an agreement with John Weston to acquire the US rights to his invention, the Air/Vapour Fuel Cell System. The objective of this invention is to reduce harmful carbon monoxide emissions by eliminating unburned liquid fuel in the exhaust. Initial payment to Weston was $13,500 plus 50,000 shares of the Company. A subsequent payment of $36,500 plus 75,000 shares upon successful completion of tests and the filing of the patent application. The Company agrees to pay an 8% net profit interest on all sales to the inventor.

     Based upon testing work performed by independent organizations on prototype models, the Company believes that the RC/DC Engine holds significant potential in a number of applications ranging from small stationary equipment to automobiles and aircraft. In additional to its potential use as an internal combustion engine, the RC/DC Engine design is also being employed in the development of a compressor unit which may find application in automobile air conditioners.

     At the present time, several prototypes of the RC/DC Engine have been tested and additional development and testing work is continuing. The Company believes that such development and testing will continue for at least another year before a more or less "final" design is achieved, and it may take several years before a commercially feasible design is perfected. There is no assurance at this time, however, that such a commercially feasible design will ever be perfected, or if it is, that it will become profitable to the Company. If a commercially feasible design is perfected, the Company does, however, expect to derive revenues from licensing the Technology relating to the RC/DC Engine regardless of whether actual commercial production is ever achieved. There is no assurance at this time, however, that revenues will ever be received from licensing the Technology even if it does prove to be commercially feasible.

     Two prototypes were built by the WVURC to run on gasoline. Testing on these prototypes suggested that the concept is fundamentally sound and that with a program of engine review, design, testing and development, a technically successful range of engines can be developed. The current prototype design for the diesel engine was designed by a consortium consisting of Hercules Aerospace Company (now Alliant Techsystems), WVURC and the Company. Hercules Aerospace was involved in the design and development including drawings for the RC/DC diesel engine. In addition Hercules Aerospace performed extensive analysis on the diesel engine including bearings, cooling, leakage, rotor, vanes, housing, vane tip heating, geometry and combustion. This engine is being designed as a general purpose power plant for military and commercial applications. Prototypes of the diesel engine have been assembled and tested. On October 1, 1996, the Company announced the results of tests performed at Adiabatics Inc. in Columbus, Indiana (an experienced engine research and testing company). In general, these results were favorable and led to modifications of the prototype. Subsequently, the Company reported a successful Diesel Engine Compression Test in May, 1997. Additional tests and modifications will be performed.

     Also, the Scooter Rand Cam(TM) Engine prototype required equipment has been fabricated and acquired. The Motor Scooter engine will weigh approximately 15-20 pounds and generate 20 HP. The Company has received inquiries from manufacturers regarding the possibility of including the Motor Scooter Engine in lightweight and inexpensive vehicles. There is no assurance, however, that the Company will enter into an agreement with anyone to manufacture the Motor Scooter engine. Accordingly, in the event that the Company does not enter into an agreement to manufacture the engine or in the event the Company locates a manufacturer that subsequently ceases operations for any reason, serious financial consequences to the Company could result. Assembly and testing of the Motor Scooter prototype began in April, 1997.

     The compressor prototype has been completed and testing has commenced in the ETL labs in Cortland, NY (an experienced compressor testing company). The compressor is being built for an automobile air-conditioning unit. In April, 1997, the Company announced that the phase I aluminum compressor was rebuilt to have "Skates" introduced to guide the vanes through the pin track and to have vane seals to insure sealing during expansion of the housing. Tests at 2500 RPM at a pressure of 160 psi indicated that all parts were in excellent. Additional tests involving higher RPM will be conducted at the ETL facilities.

     The Company is in the process of purchasing its own test stand to speed up the development of both the engine and compressor prototypes.

     A number of rotary engines have been designed over the past 70 years but only one, the Wankel, has been able to achieve mechanical practicality and any significant market acceptance. It is believed that a large market would exist for a practical rotary engine which could be produced at a competitive price and which could provide a good combination of fuel efficiency, power and decreased emissions.

     The profitability and survival of the Company will depend upon its ability to develop a technically and commercially feasible product which will be accepted by end users. The RC/DC Engine which the Company is developing must be technologically superior or at least equal to other engines which competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If it is not able to achieve this condition or if it does not remain technologically competitive, the Company may be unprofitable and investors could lose their entire investment. There can be no assurance that the Company or potential licensees will be able to achieve and maintain end user acceptance of its engine.

     While market acceptance of a new type of engine could be difficult to achieve, once accepted, such an engine could have a potential market of hundreds of thousands of units per year. The Company has not conducted a formal market survey but statistics available on the aircraft, marine and industrial markets alone indicate an annual market potential of more than one hundred million dollars. The two prototypes are being used as demonstrators to prove that the Technology works and can be used in other engines. For example Hercules Aerospace looked at all engine applications for the RC/DC Engine. Based on the market potential, the Rand Cam mechanism is well suited for application to internal combustion engines, pumps and compressors and expansion engines, such as turbines and other piston engine applications. The mechanism can be scaled to match virtually any size requirement. This flexibility opens the door to large markets being developed. The Company is currently testing prototypes for these products. The Company's strategy is to develop engines and compressors for low to medium horsepower applications, then apply the

Technology to larger applications. The Company plans to then license the Technology or enter into joint venture arrangements for other specific applications. The licensee or joint venture partners will then provide funding for research and development of the specific applications.

     A "Technology Evaluation" report was prepared on the RC/DC Engine dated May 19, 1993 by Patrick R. Badgley of Adiabatics, Inc. This evaluation concludes that the engine concept is sound and has numerous advantages over current engines. At the time of the report, Mr. Badgley was director of research and development at Adiabatics, Inc. Mr. Badgley is now a Vice President of the Company. The Company believes the conclusions contained in the report are still valid.

Royalty Payments

     The August 1992 Agreement calls for the Company to pay semiannually to REGI a royalty of 5% of any net profits to be derived by the Company from revenues received as a result of its license of the Original Engine. The August 1992 Agreement also calls for the Company to pay semiannually to Brian Cherry a royalty of 1% of any net profits to be derived by the Company from revenue received as a result of its licensing of the Original Engine.

     Other provisions of the April 1993 Agreement call for the Company (a) to pay to REGI a continuing royalty of 5% of the net profits derived from the Technology by the Company and (b) to pay to Brian Cherry a continuing royalty of 1% of the net profits derived from the Technology by the Company.

     Pursuant to the letter of understanding dated December 13, 1993 among the Company, REGI, Reg Tech and WVURC, WVURC will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology relating to the Original Engine and the RC/DC Engine.

     No royalties are to be paid to Hercules Aerospace Company and Adiabatics, Inc.

Marketing

     The Company intends to pursue the commercial development of the RC/DC Engine by entering into licensing and/or joint venture arrangements with other larger companies which would have the financial resources to maximize the potential of the engine. At the present time no such licensing or joint venture arrangements have been concluded and there is no assurance that any will be in the foreseeable future. There are no plans at present for the Company to become actively involved in either manufacturing or marketing any engine which it may ultimately develop to the point of becoming a commercial product.

     The Company's current objective is to complete and test the compressor and diesel engine prototypes. Based on the successful testing, the prototypes will be used for presentation purposes to potential license and joint venture partners. The Company will be making presentations to the military which could result in additional government funding if the diesel engine prototype meets with its approval.

     The Company expects revenue from license agreements with the potential end users based on the success of the early test results from the compressor and diesel engine prototypes. Within six months of successful testing of the prototypes, the Company expects to have joint venture or license agreements finalized. These would result in royalties to the Company. However, there is no assurance that the tests will be successful and that the Company will ever receive any such royalties.

Research and Development

     The basic research and development work on the RC/DC Engine is being coordinated and funded by Reg Tech.

     The Company plans to contract with outside individuals, institutions and companies to perform most of the additional research and development work which it may require to benefit from its rights to the RC/DC Engine.

     The Company has entered into an employment agreement with Patrick Badgley, a professional engineer in Columbus, Indiana, and a Vice President and Director of the Company, to act as Research Project Manager for the RC/DC Engine. Under the agreement, Mr. Badgley, will receive compensation of $7,700 per month plus reasonable expenses related to the project, of which the Company will pay 50% and REGI will pay 50%.

     Development work on the application of the RC\DC engine design in auto air conditioner compressors is being completed by Aerotech Driveline, a design firm in Detroit, Michigan under a contract with Reg Tech.

Environmental Control Factors

     At the present time there is no direct financial or competitive effect upon the Company's business as a result of any need to comply with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Key Customers

     Although the Company has no key customers at the present time, it is expected that if its development work is successful, it will likely become dependent, at least initially, upon one or very few key customers. Such dependence could prove to be risky in the event that one or more such potential customers were to be lost and not replaced.

Raw Materials

     Since the Company is not in production and there are no plans at this time for the Company to enter the actual engine manufacturing business, raw materials are not of present concern. At this time, however, there does not appear to be any foreseeable problem with obtaining any materials or components which may be required in the manufacture of its potential products.

Patent Information

     U.S. patent No. 5,429,084 was granted on July 4, 1995 to the inventor, Brian Cherry, Patrick Badgley and four other individuals for various improvements incorporated in the RC/DC Engine. The patent has been assigned to the Company. U.S. Patent 4,401,070 for the Original Engine was issued on August 30, 1983 to James McCann and the marketing rights are held by REGI.

     The RC/DC Engine is composed basically of a disk shaped rotor with drive shaft, which turns, and the housing or stator, which remains stationary. The rotor has two or more vanes which are mounted perpendicular to the direction of rotation and slide back and forth through it. As the rotor turns, the ends of the vanes ride along the insides of the stator housing which have wave-like depressions, causing the vanes to slide back and forth. In the process of turning and sliding, combustion chambers are formed between the rotor, stator walls and vanes where the fuel/air mixture is injected, compressed, burned and exhausted.

Seasonality and Backlog of Business

     Since the Company is not yet in production, seasonality of its potential business is not of present concern. However, at this time it does not appear that there will be a significant seasonal factor to its potential business.

     The Company has no current backlog of business.

Working Capital Requirements

     Because the Company is not yet producing and selling any products, working capital requirements relative to production, inventory and accounts receivable are not relevant. Working capital requirements for day-to-day operations and the continuation of research and development activities have been provided from equity capital and advances from related parties including Reg Tech and REGI.

     Until such time as the Company is able to obtain revenues from licensing production rights to the engine or from some related activities it will most likely need to rely on additional equity capital or debt capital, if available. REGI and Reg Tech have agreed to provide the necessary funds for the development of the RC/DC Diesel Engine prototype and the other operations of the Company until joint venture or license agreements can be completed.

     On September 23, 1996, the Company announced that $333,100.00 had been received by way of a $40,000 private placement at $2.00 per unite and exercise of warrants. Each unit consists of one share and one two-year warrant, enabling the investor to purchase one additional share at $2.00 in the first year, and/or $2.50 in the second year. $293,100.00 was received by the exercise of 195,400 warrants at $1.50 per share.

     On April 25, 1997, the Company offered up to $500,000 of 8 3/4 % Senior Convertible Debentures due June 15, 2000 through a private placement.

     The Company believes that it currently has on hand sufficient funds to cover anticipated expenses relating to this development work and the ongoing overhead costs of maintaining offices and functioning as a publicly held company. Additionally, the Company expects that it may receive additional capital as the result of the sale of shares of Common Stock either through private placements or public offerings and through the exercise of outstanding options and warrants. REGI currently owns over $20 million of Common Stock (at current market prices) which it has agreed to sell under Rule 144 as necessary to fund the operations of the Company.

Business Subject to Renegotiation

     The Company currently has no business or contract subject to renegotiation with any agency of the U.S. Government and does not expect to have any during the fiscal year ending April 30, 1997.

Competition

     The Company currently faces and will continue to face competition in the future from established companies engaged in the business of developing, manufacturing and marketing engines. While not a highly competitive business in terms of numbers of competitors, the business of developing engines of a new design and attempting to either license or produce them is nonetheless difficult because most existing engine producers are large, well financed companies which are very concerned about maintaining their market position. Such competitors are already well established in the market and have substantially greater resources than the Company. Internal combustion engines are produced by automobile manufacturers, marine engine manufacturers, heavy equipment manufacturers and specialty aircraft and industrial engine manufacturers. The Company expects that its engine would be used mainly in industrial and marine applications.

     Except for the Wankel rotary engine built by Mazda of Japan, no competitor, of which the Company is aware, presently produces in a commercial quantity any rotary engine similar to that which the Company is developing. The Wankel rotary engine is similar only in that it is a rotary engine rather than a reciprocating piston engine. Without substantially greater financial resources than are currently available to the Company, however, it is very possible that it may not be able to adequately compete in the engine business. One competitor, Infinite Engines Corporation, is developing a competitive rotary engine. However, the Company believes that its engine is dramatically different. The Infinite Engine is similar to the old Wankel engine which had pollution problems and was not fuel efficient. The Company's RC\DC Engine is more fuel efficient and will have fewer emissions.

     The Company believes that if and when its engine is completely developed, in order to be successful in meeting or overcoming competition which currently exists or may develop in the future, its engine will need to offer superior performance and/or cost advantages over existing engines used in various applications.

Employees

     The Company currently has one full-time and three part-time employees, only two of which are directly involved in technical development work on the RC/DC Engine. The Company expects to hire additional employees for those positions which it deems necessary to fill, as needs arise. Most additional employees are expected to be in technical and licensing/marketing positions.

Segment Data

     The Company currently operates only in one industry and therefore, the financial statements contained herein describe its operations in this one industry. All dollar amounts are stated in U.S. funds, unless otherwise noted. The Company has no foreign operations and has recorded no sales since its inception.


Item 2.    Property
-------    --------

     The Company owns no properties. It currently utilizes office space leased by Reg Tech in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver. The monthly rent for its portion of this office space is $500.00. The present facilities are believed to be adequate for meeting the Company's needs for the immediate future. However, management expects that the Company will likely acquire separate space when the level of business activity requires it to do so. The Company does not anticipate that it will have any difficulty in obtaining such additional space at favorable rates. There are no current plans to purchase or lease any properties in the near future. Mr. Badgley works out of an office in his home in Columbus, Indiana. From this office, Mr. Badgley oversees and controls development and testing of the engine prototypes. Mr. Badgley has also designed several important improvements to the RC/DC Engine for which patent applications are pending.


Item 3.    Legal Proceedings
-------    -----------------

     The Company is not a party to any legal proceedings or litigation, nor is it aware that any litigation is presently being threatened or contemplated against either itself or any officer, director or affiliate.


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year ended April 30, 1997.


                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters
-------    --------------------------------------------------------

     There is a limited public market for the Common Stock of the Company which currently trades on the NASD OTC Bulletin Board under the symbol "RGUS" where it has been traded since September 21, 1994. The Common Stock has traded between $.875 and $6.75 per share since that date.

     The following table sets forth the high and low prices for the Company's Common Stock, as provided by NASD and reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                                           Bid Price                      Asked Price
                                                         High     Low                   High      Low
                                                         ----     ---                   ----      ---
Quarter ended October 31,  1994                         none reported                   none reported

Quarter ended January 31,  1995                         $3.00     $1.25                 $3.375    $2.40

Quarter ended April 30,  1995                           $3.00     $1.25                 $3.375    $2.25

Quarter ended July 30,  1995                            $2.50     $1.75                 $2.875    $2.00

Quarter ended October 31, 1995                          $2.75     $1.875                $2.75     $2.12

Quarter ended January 31, 1996                          $6.75     $2.4375               $6.62     $2.56

Quarter ended April 30, 1996                            $6.25     $3.75                 $6.62     $4.00

Quarter ended July 30,  1996

Quarter ended October 31, 1996

Quarter ended January 31, 1997

Quarter ended April 30, 1997

As of July 24, 1997, there were 8,223,300 shares of Common Stock outstanding, held by 161 shareholders of record.

                                DIVIDEND POLICY

     To date the Company has not paid any dividends on its Common Stock and does not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

Item 6.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations
          ---------------------

Management's Discussion
-----------------------

The Company was incorporated in the State of Oregon, on July 27, 1992 and is in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine ("The Engine"), which is a variation of the original Rand-Cam Engine. The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("REGI") which controls the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, effective May 1, 1993, whereby it will fund 50% of the further development of The Engine and REGI will fund 50%.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principle activities have not yet produced significant revenue. The ability of the Company to emerge from the development stage with respect to its planned principle business activity is dependent upon its successful efforts to raise additional equity financing and develop the market for its products.

Director's Progress Report from May 1, 1996 to July 15, 1997
------------------------------------------------------------

On May 23, 1996 the Rand Cam(TM) Compressor was transferred to Cortland, NY from fabricating facilities in California. An experienced compressor testing company and Pat Badgley, Vice President of Research Development, recommended some minor modifications. The fabricating facilities in California report that there were no leaks and the engine rotated freely.

Preliminary testing began to test the compressor as an air conditioning unit for automobiles. The Rand Cam(TM) Air Conditioning unit is a very quiet and smooth unit and is one-half the size of existing air conditioning units currently used in automobiles.

On July 8, 1996 the fabricating of the Rand Cam(TM) Diesel Engine was completed and assembly started. Testing took place under the direction of the major designer of the Rand Cam(TM) Diesel Engine, Pat Badgley. Paul Lamarche, PhD, engineering consultant, has been contracted by the Company to assist in testing the Rand Cam(TM) Diesel Engine. His experience includes the successful testing of the Rand Cam(TM) Gasoline prototype in Detroit, in January of 1995, whereas one hour of testing resulted in positive torque outputs and good throttle response .

The Rand Cam(TM) Diesel Engine is a demonstrator model to prove that the technology is feasible. The engine has twelve vanes, continuous injection with twenty-four power impulses, K-Miller cycle, extended combustion and is designed to power a 60KW generator.

This demonstration model will be used to attract license and joint venture agreements for the Company.

On July 15, 1996 the Company agreed to a cooperative agreement to participate with Global Aircraft Corporation in the NASA GAP program. On November 1, 1996, the submission was not awarded by the NASA GAP personnel. The NASA GAP program was awarded to a large aerospace company.

On September 13, 1996 a progress report was received from Paul Lamarche regarding test results on the Rand Cam(TM) Compressor. The compressor was run at 1,200 RPM, 2,000 RPM, 3,000 RPM and 4,000

RPM. The system worked very well as far as keeping the hardware cool. The compressor remained at room temperature during the test runs. On Test #1 the compressor was run at 1,200 RPM and 2,000 RPM on Test #2. The data showed the tests were successful and the discharge temperatures were higher than the suction temperature which meant the compressor was functioning properly.

On October 1, 1996 the Rand Cam(TM) Diesel Engine commenced testing at Adiabatics, Inc. in Columbus, Indiana. The Engine was installed in an engine test cell which had a 50 horsepower D.C. dynamometer which can motor the engine over a wide speed range as well as absorb power from the Engine. The test stand had an in-line, strain gage type torquemeter for measuring the power transmitted in the shaft from the Engine to the dynamometer. The test cell completed instrumentation to measure speed, temperatures and pressures. The data was gathered on a computer data logger. Based on the report by Pat Badgley, the first test was positive and the hardware looked good.

On October 2, 1996 the modifications recommended by Paul Lamarche and Pat Badgley commenced in Detroit at Five Star Industries, an aerospace components developer.

On October 28, 1996 an agreement with the Quincy Compressor Division, a Coltec Industries Company, to build a low pressure compressor for medical applications had been entered into.

On December 27, 1996 the Company received an outline of the Rand Cam(TM) Air Conditioning Compressor development test program from Paul Lamarche. An extensive testing and hardware development program was instituted on November 2, 1996 reaching the performance goals of the specifications set by the automotive industry to qualify the Rand Cam(TM) Air Conditioning Compressor. A set of in excess of twenty tests were performed at various speeds, using various materials, on two phases of hardware models. Phase 1 utilized an aluminum housing with a pin track, guide to dynamically locate the vanes. Phase 2 utilized a cast iron housing with vanes self-locating against the cams.

On January 17, 1997, a series of programs commenced on the Rand Cam(TM) Compressor and Diesel Engine as follows:

   (i) The air conditioning compressor was successfully tested at 3,700 RPM with 260 PSI, the best result to date.

   (ii) The diesel engine prototype testing will commence after an engineering analysis is completed in Detroit by Paul Lamarche.

   (iii) The medical application compressor design was completed and the fabricating of the prototype model commenced.

   (iv) Three Small Business Innovations Research (SBIR) program applications were submitted by Pat Badgley to the US government for funding. The funding is for the US Department of Defence motorcycle, boat and small airplane applications.

Several companies in Europe, Asia, and India have expressed interest in license agreements for the Rand Cam(TM) Engine motorcycle. Engineers will commence a design for a prototype motorcycle Rand Cam(TM) Engine.

On February 26, 1997 a successful preliminary system function test was conducted. The test consisted of a simulated vehicle with all the components, evaporator, condenser, control valves, fan and ducts on the Rand Cam(TM) Air Conditioning Compressor unit. The unit performed as designed and met expectations. The test was to evaluate the Rand Cam(TM) Compressor cooling cycle using the non-polluting 134A Freon.

On July 17, 1997 several proof of concept tests to fire the Rand Cam(TM) Scooter Engine were successfully completed. The engine parts were inspected and found to be in excellent condition after the series of tests. Additional tests will be run in the future.

Several meetings with potential joint venture or licensees were concluded in July resulting in positive interest in its Rand Cam(TM) compressor and pump applications. Negotiations to work on their applications are now taking place. The Company's objective is to sign several joint venture or license agreements with large end users for its Rand Cam(TM) design during fiscal 1998.

During fiscal 1998, the Company plans to raise $500,000 through a three year, 8 3/4% interest, convertible debenture, of which $5,000 has been raised to date. The 8 3/4% interest is paid annually and the debenture is convertible into Class common shares at $1.25, $1.50 and $1.75 in years one, two and three, respectively. In the event the shares are trading below $2.00 per share over a ten-day average prior to exercising into shares of the Company during the last month of the third year, the convertible debenture will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000.

The Company will use these funds to pay down accounts payable and to complete the development of the Rand Cam(TM) Compressor and Diesel Engine prototypes for demonstration purposes to potential license and/or joint venture companies.

Results of operations for the fiscal 1997 compared to fiscal 1996
-----------------------------------------------------------------
There were no revenues from product licensing during the years.

The net loss in 1997 decreased by $286,721 to $510,184 compared to $796,905 in 1996. The decreased net loss in 1997 was due to administrative expenses which decreased by $54,606 to $249,248 as compared to $303,854 in 1996. The major components of this decrease was due to a decrease in advertising of stock and investor relations activities by $93,060 to $96,526 as compared to $189,586 in 1996; professional fees increased by $30,227 to $102,994 as compared to $72,767 in 1996. During 1997, research and development costs decreased by $232,115 to $260,936 compared to $493,051 in 1996. The decrease was due to more cost effective prototype construction activity during 1997 as compared to extensive completion of prototypes in 1996. Prototype costs decreased by $267,352 to $55,000 compared to $322,412 in 1996.

Liquidity
---------

During fiscal 1997, the Company financed its operations, in part, from proceeds from two private placements whereby the Company received $40,000 and issued 20,000 shares at $2.00 per share and received $217,500 and issued 145,000 shares at $1.50 per share.

During the year the Company received $13,700 and issued 137,000 shares at $.10 per share pursuant to options exercised.

A total of $278,100 was received, and 185,400 shares issued, pursuant to warrants exercised at $1.50 per share.

The Company received a loan of $7,200 from the President of the Company.

The Company's financial resources, including an opening cash balance as at April 30, 1996 of $2,768, totalled $559,268. Cash used, as a result of the net loss for the period, totalled $428,454, after adjustments to reconcile net loss to cash. During the year the Company spent $13,901 on patent protection costs and

$115,694 paying down an amount owing to an affiliate. After the above cash outflows the Company was left with $1,219 as at April 30, 1997. These funds together with the planned convertible debenture issue of $500,000 will be used for further development of the Rand Cam(TM) Engine, pay off April 30, 1997 net accounts payable totalling $124,450 and to provide working capital.


Item 7.     Financial Statements
-------     --------------------

                         Index to Financial Statements

                                                            Page
Report of Public Accountants...............................  F-1

Balance Sheet at April 30, 1993, 1994, 1995 and 1996.......  F-2

Statements of Operations for the years ended
 April 30, 1993, 1994, 1995 and 1996.......................  F-3

Statements of Stockholder's Equity (Deficit)
 From July 27, 1992 (Inception) to April 30, 1996..........  F-4

Statements of Cash Flows Accumulated From July 27, 1992
 (Inception) to April 30, 1996 and for the years ended
 April 30, 1993, 1994, 1995 and 1996.......................  F-6

Notes to the Financial Statements..........................  F-7

                  [LETTERHEAD OF ELLIOTT TULK PRYCE ANDERSON]


                          Independent Auditor's Report
                          ----------------------------


To the shareholders of
REGI U.S., Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of REGI U.S., Inc. (A Development Stage Company) as of April 30, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of REGI U.S., Inc. (A Development Stage Company), as of April 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended April 30, 1997 and 1996, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception. These factors raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     /s/ ELLIOTT TULK PRYCE ANDERSON

                                     CHARTERED ACCOUNTANTS

Vancouver, B.C., Canada
July 17, 1997

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
April 30, 1997 and 1996
(expressed in U.S. dollars)


                                                        1997           1996
                                                          $              $
                        Assets
Current Asset
 Cash                                                      1,219         2,768
Fixed Assets (Note 4)                                      3,734         8,684
Intangible Assets (Note 4)                                44,007        32,564
                                                      ----------    ----------
                                                          49,020        44,016
                                                      ==========    ==========

        Liabilities And Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued liabilities                149,451        75,069
 Due to affiliate                                          1,056       116,750
 Due to officer                                            7,200             -
                                                      ----------    ----------
                                                         157,707       191,819
                                                      ----------    ----------

Stockholders' Deficit
Common Stock (Note 5), 20,000,000 shares
 authorized without par value; 8,123,300
 and 7,635,900 shares issued and
 outstanding respectively.                             2,841,900     2,292,600
Deficit Accumulated During the Development Stage      (2,950,587)   (2,440,403)
                                                      ----------    ----------
                                                        (108,687)     (147,803)
                                                      ----------    ----------
                                                          49,020        44,016
                                                      ==========    ==========
Commitments and Contingent Liabilities (Note 7)


   (The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
Accumulated from July 27, 1992 (Inception) to April 30, 1997 and the Years ended April 30, 1997 and 1996
(expressed in U.S. dollars)


                                                         May 1         May 1
                                         Accumulated      1996          1995
                                          During the       to            to
                                         Development    April 30      April 30
                                            Stage         1997          1996
                                              $             $             $
Revenues                                      -             -             -
                                         ----------     ---------     ---------
Administrative Expenses
 Advertising - stock                        132,589         9,965        94,719
 Bank charges                                 3,543         2,525           563
 Foreign exchange                             2,826           589           297
 Office, rent and telephone                  75,519        26,680        42,229
 Professional fees                          229,652       102,994        72,767
 Stockholder and investor relations         229,035        86,561        94,867
 Transfer agent and regulatory fees          36,925        20,003         4,737
 Travel                                       5,423           609             -
 Less: interest                             (13,757)         (678)       (6,325)
                                         ----------     ---------     ---------
                                            701,755       249,248       303,854
                                         ----------     ---------     ---------

Research and Development Expenses
 Intellectual property                      257,000             -             -
 Amortization                                17,678         7,348         6,516
 Market development                          86,346             -         6,962
 Professional fees                           73,904         4,089         3,220
 Project management                         130,000        30,000        30,000
 Project overhead                           109,023        35,522        29,375
 Prototype design and construction        1,135,687        55,060       322,412
 Technical consulting                       115,809        58,310        11,250
 Technical reports                           17,120         1,000         2,456
 Technical salaries                         169,467        51,746        53,858
 Travel                                     136,798        17,861        27,002
                                         ----------     ---------     ---------
                                          2,248,832       260,936       493,051
                                         ----------     ---------     ---------
Net Loss                                  2,950,587       510,184       796,905
                                         ==========     =========     =========
Net Loss Per Share                                           (.06)         (.10)
                                                        =========     =========
Weighted Average Shares Outstanding                     7,887,000     7,382,000
                                                        =========     =========

   (The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
From July 27, 1992 (Inception) to April 30, 1997
(expressed in U.S. dollars)




                                                                                 Deficit Accumulated
                                                         Common Stock                 During the
                                                    Shares             Amount      Development Stage
                                                     #                    $               $
Balance - July 27, 1992 (inception)                      -                   -                -
 Stock issued for intellectual property at
   $0.01 per share                               5,700,000              57,000                -

 Stock issued for cash at $0.01 per
   share                                           300,000               3,000                -

Net loss for the period from
   July 27, 1992 to April 30, 1993                       -                   -          (23,492)
                                                 ---------            --------        ---------
Balance - April 30, 1993                         6,000,000              60,000          (23,492)

 Stock issued for cash pursuant to
   a public offering of shares issued at
   $1.00 per share                                 500,000             500,000                -

 Net loss for the year ended April 30, 1994              -                   -         (394,263)
                                                 ---------            --------       ----------
Balance - April 30, 1994                         6,500,000             560,000         (417,755)

 Stock issued for cash pursuant to:
   options exercised at $0.10 per share             10,000               1,000                -
   a private placement of shares issued at
   $2.25 per share                                 250,000             562,500                -

   warrants exercised at $1.25 per share           169,200             211,500                -

   warrants exercised at $1.50 per share             1,000               1,500                -

 Net loss for the year ended April 30, 1995              -                   -       (1,225,743)
                                                 ---------           ---------       ----------
Balance - April 30, 1995                         6,930,200           1,336,500       (1,643,498)

 Stock issued for cash pursuant to
   options exercised at $0.10 per share            200,500              20,050                -
                                                 ---------           ---------       ----------
Carry forward balance                            7,130,700           1,356,550       (1,643,498)
                                                 ---------           ---------       ----------
Balance carried forward                          7,130,700           1,356,550       (1,643,498)

   options exercised at $1.00 per share             17,000              17,000                -
   options exercised at $2.75 per share              5,000              13,750                -
   options exercised at $2.50 per share             10,000              25,000                -
   warrants exercised at $1.50 per share           132,200             198,300                -
   a private offering memorandum at
   $2.00 per share                                 341,000             682,000                -
 Net loss for the year ended April 30, 1996              -                   -         (796,905)
                                                 ---------           ---------       ----------
Balance - April 30, 1996                         7,635,900           2,292,600       (2,440,403)
 stock issued for cash pursuant to
   options exercised at $0.10 per share            137,000              13,700                -
   warrants exercised at $1.50 per share           185,400             278,100                -
   a private placement at $2.00 per share           20,000              40,000                -
   a private placement at $1.50 per share          145,000             217,500                -
 Net loss for the year ended April 30, 1997              -                   -         (510,184)
                                                 ---------           ---------       ----------
Balance- April 30, 1997                          8,123,300           2,841,900       (2,950,587)
                                                 =========           =========       ==========

   (The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from July 27, 1992 (Inception) to April 30, 1997 and the Years ended April 30, 1997 and 1996
(expressed in U.S. dollars)

                                                                       May 1        May 1
                                                      Accumulated       1996         1995
                                                       During the        to           to
                                                      Development     April 30     April 30
                                                         Stage          1997         1996
                                                           $             $            $
Cash Flows to Operating Activities
    Net loss                                           (2,950,587)    (510,184)    (796,905)
    Adjustments to reconcile
     net loss to cash
       Amortization                                        17,678        7,348        6,516
       Intellectual property                              257,000            -            -
    Change in non-cash working capital items
       Decrease in prepaid expense                              -            -        6,000
       Increase in accounts payable                       149,451       74,382       40,197
                                                       ----------     --------     --------
Net Cash Used by Operating Activities                  (2,526,458)    (428,454)    (744,192)
                                                       ----------     --------     --------
Cash Flows from Financing Activities
    Increase in shares issued                           2,784,900      549,300      956,100
    Increase in advances from parent                            -            -       28,436
    Decrease in due to affiliate                         (198,944)    (115,694)    (493,123)
                                                       ----------     --------     --------
    Increase in loan from an officer                        7,200        7,200            -
                                                       ----------     --------     --------

Net Cash Provided by Financing Activities               2,593,156      440,806      491,413
                                                       ----------     --------     --------

Cash Flows to Investing Activities
    (Increase) in computer equipment                      (16,048)           -       (4,588)
    (Increase) in patents                                 (49,431)     (13,901)      (6,307)
    Decrease in licence                                         -            -      200,000
                                                       ----------     --------     --------
Net Cash (Used) Provided by Investing Activities          (65,479)     (13,901)     189,105
                                                       ----------     --------     --------

Increase (decrease) in cash                                 1,219       (1,549)     (63,674)
Cash - beginning of year                                        -        2,768       66,442
                                                       ----------     --------     --------
Cash - end of year                                          1,219        1,219        2,768
                                                       ==========     ========     ========
Non-Cash Financing Activities
    Deemed value of affiliate shares issued for
       intellectual property (Note 4)                     200,000            -            -

    5,700,000 shares issued for intellectual
    property at $0.01 per share (Note 4)                   57,000            -            -
                                                       ----------     --------     --------
                                                          257,000            -            -
                                                       ==========     ========     ========

   (The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 1997 and 1996
(expressed in U.S. dollars)


1.   Development Stage Company

     The Company was incorporated in the State of Oregon, U.S.A. on July 27, 1992 and is in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine ("The Engine"). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("REGI") which controls the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of The Engine and REGI will fund 50%.

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principle activities have not yet produced significant revenue. The ability of the Company to emerge from the development stage with respect to its planned principle business activity is dependent upon its successful efforts to raise additional equity financing and develop the market for its products.

     The Company plans to raise additional funds through a $500,000 convertible debenture issue (See Note 8 (b)).


2.   Summary of Significant Accounting Policies
     (a)  Fixed Assets

          Computer equipment is amortized over 3 years on a straight-line basis.

     (b)  Intangible Assets

          Costs to register and protect patents are capitalized as incurred. The cost of patent protection is being amortized on a straight line basis over 20 years or written off completely should The Engine be determined by management not to be commercially viable.

     (c)  Research and Development

          Costs to acquire technological rights and design drawings collectively referred to as intellectual property are treated as research and development. Research and development is expensed in the period in which the activities occurred.

     (d)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (e)  Foreign Currency Transactions/Balances

          Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

     (f)  Tax Accounting

          Research and development is fully deducted in the year of expenditure. The Company has not earned any research and development tax credits.

          The Company has adopted SFAS 109 as of its inception. The Company has net operating losses, totalling $2,736.000 as scheduled below:

              Fiscal Year of Loss      Amount     Expiration Date
                                         $
                   1994               416,000            2009
                   1995             1,007,000            2010
                   1996               792,000            2011
                   1997               521,000            2012

          Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating loss carryforwards. Potential benefit of net income losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carryforwards in future years.

          The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                         1997             1996
                                           $                $
              Net Operating Loss        521,000            792,000

              Statutory Tax Rate     $113,900 + 34%     $113,900 + 34%
                                      in excess of       in excess of
                                        $335,000           $335,000


              Effective Tax Rate              -                  -

              Deferred Tax Asset        177,000            269,000

              Valuation Allowance      (177,000)          (269,000)
                                      ---------           --------
              Net Deferred Tax Asset          -                  -
                                      =========           ========

3.   Acquisition of Rights, Title and Interest

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

4.   (a)  Fixed Assets

                                                                            1997       1996
                                                            Accumulated   Net Book   Net Book
                                             Cost          Amortization    Value      Value
                                               $                $            $          $
               Computer equipment           16,048            12,314        3,734     6,009
                                            ======            ======       ======    ======
     (b)  Intangible Assets

               Patents                      49,431             5,364       44,067    44,787
                                            ======            ======       ======    ======

5.   Common Stock

     (a) Pursuant to a Private Offering Memorandum dated April 15, 1995 and expiring February 28, 1996 the Company sold 361,000 units at $2.00 per unit for proceeds of $722,000. Each unit contained one common share, and one warrant to acquire an additional share at $2.00 exercisable beginning August 15, 1996 and ending August 15, 1997 or at $2.50 beginning August 16, 1997 and ending August 15, 1998. All warrants issued pursuant to this offering are outstanding at April 30, 1997.

5.    Common Stock

      (b)   Stock option activity

             1996         Price    Granted    Cancelled (C)         1997           Expiry
               #            $         #       Exercised(E)            #             Date
           30,000          2.50          -         30,000C              -                    -
          187,000          0.10          -        137,000E         50,000       April 30, 1998
          178,000          1.00          -              -         178,000       October 29, 1998
           30,000          1.00*         -              -          30,000       September 15, 1997
           75,000          1.00          -              -          75,000       February 9, 1999
           30,000          1.00*         -         25,000C          5,000       October 29, 1999
            5,000          1.00*         -              -           5,000       September 8, 2000
          350,000          1.00*         -              -         350,000       January 3, 2001
          -------                  -------    -----------         -------
          885,000             -          -        192,000         693,000
          =======                  =======    ===========         =======

            *These stock options were repriced to $1.00.


6.   Related Party Transactions

     (a) A project management fee of $30,000 (1996 - $30,000) was paid to a company controlled by the president of the Company and is included in research and development expenses.

     (b) Rent and secretarial fees of $6,000 (1996 - $6,000) was paid to a company controlled by the president of the Company and are included in research and development expenses.

     (c) A technical salary of $51,746 (1996 - $53,858) was paid to an officer and director and is included in research and development expenses.

     (d) An administrative fee of $6,000 (1996 - $6,000) was paid to an officer and director and is included in research and development expenses.

     (e) The amounts owing to an officer and affiliate are unsecured, non-interest bearing and have no fixed terms of repayment.


7.  Commitments and Contingent Liabilities

    (a) See Note 3 - royalty commitments in connection with the Rand Cam/Direct Charge Engine.

    (b) The Company is committed to pay project management fees and rent and secretarial fees totalling $36,000 per annum to a Company controlled by the president of the Company.

    (c) The Company has reserved 361,000 shares for the conversion of warrants and 693,000 shares for the exercise of stock options. See Note 8(c) for subsequent commitments to issue shares.

    (d) The Company is committed to fund 50% of the further development of the Engine.

    (e) A total of $25,000 has been accrued as professional fees as at April 30, 1997. The Company is committed to issue 50,000 shares to settle this debt.

8.   Subsequent Events

     Subsequent to April 30, 1997, the Company has:

     (a) received $5,000 and issued 50,000 shares pursuant to stock options exercised at $0.10 per share.

     (b) offered a three year, 8 3/4% interest, convertible debenture to raise $500,000, of which $5,000 has been raised to date. The 8 3/4% interest is paid annually and the debenture is convertible into Class "A" common shares at $1.25, $1.50 and $1.75 in years one, two and three, respectively. In the event the shares are trading below $2.00 per share over a ten-day average prior to exercising into shares of the Company during the last month of the third year, the convertible debenture will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000.

     (c) acquired the U.S. rights to an Air/Vapour Fuel Cell System "the System". The Company paid $13,500 and has caused an officer to transfer to the vendor 50,000 shares of the Company owned by the officer. Once the agreement has been approved, the Company will issue 50,000 shares to the officer as a reimbursement. Upon submission of a patent application and successful testing of the System, a further $36,500 and 150,000 shares are to be paid. The Company will pay to the inventor 8.5% on net sales derived from the system.

Item 8.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

           None.

                                   PART III

Item 9.    Directors and Executive Officers of the Registrant; Compliance with
-------    -------------------------------------------------------------------
           Section 16 (a) of the Exchange Act.
           -----------------------------------

The information required by Part III (Item 9) will be set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of April 30, 1997. Such information is incorporated herein by reference.


Item 10.    Executive Compensation
--------    ----------------------

The information required by Part III (Item 10) will be set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of April 30, 1997. Such information is incorporated herein by reference.


Item 11.    Security Ownership of Certain Beneficial Owners and Management
--------    --------------------------------------------------------------

The information required by Part III (Item 10) will be set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of April 30, 1997. Such information is incorporated herein by reference.


Item 12.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

The information required by Part III (Item 12) will be set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of April 30, 1997. Such information is incorporated herein by reference.


Item 13.    Exhibits and Reports on Form 8-K.
--------    ---------------------------------

(a)  Index to and Description of Exhibits


Number                               Description                          Page No.
-----                                -----------                          --------
 3     Articles of Incorporation and By-Laws
       3.1   Articles of Incorporation..................................   (1)
       3.2   Article of Amendment changing name to
             REGI U.S., Inc.............................................   (2)
       3.3   By-Laws....................................................   (1)

 4     Instruments Defining Rights of Security Holders
       4.1   Specimen Share Certificate.................................   (1)
       4.2   Specimen Warrant Certificate...............................   (1)

 10    Material Contracts
       10.1  Agreement between Brian Cherry, the Company and
             Rand Energy Group Inc......................................   (1)
       10.2  Agreement between the Company and Patrick
             Badgley....................................................   (1)
       10.3  Agreement between the Company and Access
             Information Services, Inc..................................   (1)


       10.4  Agreement between the Company and Reg
             Technologies, Inc..........................................   (4)
       10.5  Agreement between the Company and Integral
             Visions Systems, Inc.......................................   (4)
       10.6  REGI U.S., Inc. KEY EMPLOYEES INCENTIVE STOCK
             OPTION PLAN................................................   (3)
       10.7  Agreement with Global Aircraft.............................   (4)

  23   Consent of Experts and Counsel
       23.1  Consent of Elliott Tulk Pryce Anderson.....................   ( )
       23.2  Consent of Patrick Badgley.................................   (4)

  27   Financial Data Schedule

  99   Additional Exhibits

       99.1 Technology Evaluation report on the Rand
            Cam/Direct Charge Engine prepared by
            Adiabatics, Inc.............................................   (1)

____________________
(1) Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)  Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3) Incorporated by reference from Form S-8 Registration Statement dated April 4, 1995.
(4)  Incorporated by reference from Form SB-2 dated July 23, 1996.

(b)  Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     REGI U.S., Inc.



                                     By: /s/ John G. Robertson
                                         ---------------------
                                         John G. Robertson, President
                                         Chief Executive Officer and Director

Dated:  July 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in-the in the capacities indicated and on the dates indicated.


Signature                         Title                                  Date
---------                         -----                                  -----

/s/ John G. Robertson
---------------------             President, Chief                       7/29/97
(John G. Robertson)               Executive Officer                      -------
                                  and Director

/s/ Brian Cherry
----------------                  Vice President,                        7/29/97
(Brian Cherry)                    Secretary and                          -------
                                  Director


/s/ Jennifer Lorette
--------------------              Vice President,                        7/29/97
(Jennifer Lorette)                Chief Financial Officer                -------
                                  and Principal Accounting
                                  Officer
