Form 10KSB/A
period 1997-04-30
REGI U S INC
filed 1997-09-10
CIK 922330

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        _______________________________

                                 FORM 10-KSB/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES ACT OF 1934

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


                                 (604) 278-5996
                     (Telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act:


     Title of each class          Name of each Exchange on which registered:
     -------------------          ------------------------------------------

     Common Stock, no par value                    None

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X
    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.___

     The registrants revenues for its most recent fiscal year were:  nil.

     The Aggregate market value of the voting stock held by non-affiliates of the registrant on July 24, 1997, computed by reference to the price at which the stock was sold on that date: $1,600,000.

     The number of shares outstanding of the registrant's Common Stock, no par value, as of July 24, 1997 was 8,233,300.

     Documents incorporated by reference:  None

_______________________________________________________________________________

                                REGI U.S., INC.

                                 FORM 10-KSB\A

                               TABLE OF CONTENTS



PART I                                                                      Page
                                                                            ----
Item   1.  Business........................................................    3

Item   2.  Property........................................................    9

Item   3.  Legal Proceedings...............................................    9

Item   4.  Submission of Matters to a Vote of Security Holders.............    9


PART II

Item   5.  Market for Common Equity and Related Stockholder Matters........    9

Item   6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   10

Item   7.  Financial Statements............................................   13

Item   8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure........................................   14


PART III

Item   9.  Directors and Executive Officers of the Registrant;
           Compliance With Section 16(a) of the Exchange Act...............   14

Item  10.  Executive Compensation..........................................   15

Item  11.  Security Ownership of Certain Beneficial Owners and
           Management......................................................   17

Item  12.  Certain Relationships and Related Transactions..................   18

Item  13.  Exhibits and Reports on Form 8-K................................   20


ITEM 1.   BUSINESS
- -------   --------

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

     In June, 1997, the Company announced that it had reached an agreement with John Weston to acquire the US rights to his invention, the Air/Vapor Fuel Cell System (the "AVFCS"). The objective of this invention is to reduce harmful carbon monoxide emissions by eliminating unburned liquid fuel in the exhaust. Initial payment to Weston was $13,500 plus 50,000 shares of the Company. A subsequent payment of $36,500 plus 75,000 shares upon successful completion of tests and the filing of the patent application.

Also see Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Director's Progress Report from May 1, 1996 to July 15, 1997 for additional information about the business of the Company.

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

     The Company agrees to pay an 8% net profit interest on all sales of the AVFCS to the inventor.

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

ITEM 2.   PROPERTY
- -------   --------

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

ITEM 3.   LEGAL PROCEEDINGS
- -------   -----------------

     The Company is not a party to any legal proceedings or litigation, nor is it aware that any litigation is presently being threatened or contemplated against either itself or any officer, director or affiliate.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------   ---------------------------------------------------

     No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year ended April 30, 1997.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- -------   --------------------------------------------------------

     There is a limited public market for the Common Stock of the Company which currently trades on the NASD OTC Bulletin Board under the symbol "RGUS" where it has been traded since September 21, 1994. The Common Stock has traded between $.75 and $6.75 per share since that date.

     The following table sets forth the high and low prices for the Company's Common Stock, as provided by NASD and reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                                                   Bid Price                     Asked Price
                                                               High         Low              High           Low
                                                               --------------------          ---------------------
Quarter ended October 31, 1994                                 none reported                 none reported
Quarter ended January 31, 1995                                 $3.00        $1.25            $3.375         $2.40
Quarter ended April 30, 1995                                   $3.00        $1.25            $3.375         $2.25
Quarter ended July 30, 1995                                    $2.50        $1.75            $2.875         $2.00
Quarter ended October 31, 1995                                 $2.75        $1.875           $2.75          $2.12
Quarter ended January 31, 1996                                 $6.75        $2.4375          $6.62          $2.56
Quarter ended April 30, 1996                                   $6.25        $3.75            $6.62          $4.00
Quarter ended July 30, 1996                                    $4.00        $3.37            $4.37          $3.56
Quarter ended October 31, 1996                                 $3.37        $1.62            $3.56          $1.73
Quarter ended January 31, 1997                                 $2.06        $1.43            $2.18          $1.62
Quarter ended April 30, 1997                                   $1.87        $0.75            $1.93          $0.93


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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Management's Discussion
- -----------------------

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

Director's Progress Report from May 1, 1996 to July 15, 1997
- ------------------------------------------------------------

     On May 23, 1996 the Rand Cam Compressor was transferred to Cortland, NY from fabricating facilities in California. An experienced compressor testing company and Pat Badgley, Vice President of Research Development, recommended some minor modifications. The fabricating facilities in California report that there were no leaks and the engine rotated freely.

     Preliminary testing began to test the compressor as an air conditioning unit for automobiles. The Rand Cam Air Conditioning unit is a very quiet and smooth unit and is one-half the size of existing air conditioning units currently used in automobiles.

     On July 8, 1996 the fabricating of the Rand Cam Diesel Engine was completed and assembly started. Testing took place under the direction of the major designer of the Rand Cam Diesel Engine, Pat Badgley. Paul Lamarche, PhD, engineering consultant, has been contracted by the Company to assist in testing the Rand Cam Diesel Engine. His experience includes the successful testing of the Rand Cam Gasoline prototype in Detroit, in January of 1995, whereas one hour of testing resulted in positive torque outputs and good throttle response.

     The Rand Cam Diesel Engine is a demonstrator model to prove that the technology is feasible. The engine has twelve vanes, continuous injection with twenty-four power impulses, K-Miller cycle, extended combustion and is designed to power a 60KW generator.

     This demonstration model will be used to attract license and joint venture agreements for the Company.

     On July 15, 1996 the Company agreed to a cooperative agreement to participate with Global Aircraft Corporation in the NASA GAP program. On November 1, 1996, the submission was not awarded by the NASA GAP personnel. The NASA GAP program was awarded to a large aerospace company.

     On September 13, 1996 a progress report was received from Paul Lamarche regarding test results on the Rand Cam Compressor. The compressor was run at 1,200 RPM, 2,000 RPM, 3,000 RPM and 4,000 RPM. The system worked very well as far as keeping the hardware cool. The compressor remained at room temperature during the test runs. On Test #1 the compressor was run at 1,200 RPM and 2,000 RPM on Test #2. The data showed the tests were successful and the discharge temperatures were higher than the suction temperature which meant the compressor was functioning properly.

     On October 1, 1996 the Rand Cam Diesel Engine commenced testing at Adiabatics, Inc. in Columbus, Indiana. The Engine was installed in an engine test cell which had a 50 horsepower D.C. dynamometer which can motor the engine over a wide speed range as well as absorb power from the Engine. The test stand had an in-line, strain gage type torquemeter for measuring the power transmitted in the shaft from the Engine to the dynamometer. The test cell completed instrumentation to measure speed, temperatures and pressures. The data was gathered on a computer data logger. Based on the report by Pat Badgley, the first test was positive and the hardware looked good.

     On October 2, 1996 the modifications recommended by Paul Lamarche and Pat Badgley commenced in Detroit at Five Star Industries, an aerospace components developer.

     On October 28, 1996 an agreement with the Quincy Compressor Division, a Coltec Industries Company, to build a low pressure compressor for medical applications had been entered into.

     On December 27, 1996 the Company received an outline of the Rand Cam Air Conditioning Compressor development test program from Paul Lamarche. An extensive testing and hardware development program was instituted on November 2, 1996 reaching the performance goals of the specifications set by the automotive industry to qualify the Rand Cam Air Conditioning Compressor. A set of in excess of twenty tests were performed at various speeds, using various materials, on two phases of hardware models. Phase 1 utilized an aluminum housing with a pin track, guide to dynamically locate the vanes. Phase 2 utilized a cast iron housing with vanes self-locating against the cams.

     On January 17, 1997, a series of programs commenced on the Rand Cam Compressor and Diesel Engine as follows:

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

     Several companies in Europe, Asia, and India have expressed interest in license agreements for the Rand Cam Engine motorcycle. Engineers will commence a design for a prototype motorcycle Rand Cam Engine.

     On February 26, 1997 a successful preliminary system function test was conducted. The test consisted of a simulated vehicle with all the components, evaporator, condenser, control valves, fan and ducts on the Rand Cam Air Conditioning Compressor unit. The unit performed as designed and met expectations. The test was to evaluate the Rand Cam Compressor cooling cycle using the non-polluting 134A Freon.

     On July 17, 1997 several proof of concept tests to fire the Rand Cam Scooter Engine were successfully completed. The engine parts were inspected and found to be in excellent condition after the series of tests. Additional tests will be run in the future.

     Several meetings with potential joint venture or licensees were concluded in July resulting in positive interest in its Rand Cam compressor and pump applications. Negotiations to work on their applications are now taking place. The Company's objective is to sign several joint venture or license agreements with large end users for its Rand Cam design during fiscal 1998.

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

     The Company will use these funds to pay down accounts payable and to complete the development of the Rand Cam Compressor and Diesel Engine prototypes for demonstration purposes to potential license and/or joint venture companies.

Results of operations for the fiscal 1997 compared to fiscal 1996
- -----------------------------------------------------------------

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

Liquidity
- ---------

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

     These funds together with the planned convertible debenture issue of $500,000 will be used for further development of the Rand Cam Engine, pay off April 30, 1997 net accounts payable totalling $124,450 and to provide working capital.

ITEM 7.     FINANCIAL STATEMENTS
- -------     --------------------

$115,694 paying down an amount owing to an affiliate. After the above cash outflows the Company was left with $1,219 as at April 30, 1997. These funds together with the planned convertible debenture issue of $500,000 will be used for further development of the Rand Cam(TM) Engine, pay off April 30, 1997 net accounts payable totalling $124,450 and to provide working capital.


Item 7.     Financial Statements
- -------     --------------------

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

      None.


                                    PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
- -------   -------------------------------------------------------------------
          SECTION 16 (A) OF THE EXCHANGE ACT.
          -----------------------------------

     The following is a list of the names of all of the current directors and executive officers of the Company. Each of the directors listed below served in the respective capacities during the fiscal periods ended April 30, 1993, 1994, 1995, 1996 and 1997.

Name                       Age  Position
- ----                       ---  --------
John G. Robertson          56   Chairman of the Board and President
Brian Cherry               57   Vice President, Secretary and Director
Patrick R. Badgley         54   Vice President, Research and Development
Jennifer Lorette           25   Vice President and Chief Financial Officer


     The directors are elected annually and shall serve until their successors are elected and qualified. Mr. Robertson and Mr. Cherry have held their positions since the formation of the Company. The Company intends to hold its annual meetings on such date as may be set by the board of directors. Additional officers and directors may be added as the Company's operations require.

     There are no family relationships between any director or executive officer and any other director or executive officer.

     JOHN ROBERTSON been the Chairman, President and Chief Executive Officer of the Company since its formation. For more than the past ten years he has also been the president of Reg Tech, a public company listed on the Vancouver Stock Exchange, which he founded, and which has financed the research on the Rand Cam Engine since 1986. He is also the President and Founder of Teryl Resources Corp., a public company involved in gold, diamond, and oil and gas exploration. Mr. Robertson is also President and Founder of SMR Investments, Ltd., the management company for both Teryl Resources Corp. and Reg Tech. SMR has been in business since 1979 and owns major share positions in Teryl Resources Corp., Reg Tech and other public companies. He is also President of Flame Petro Minerals Corp., a private company with interests in oil and gas and gold prospects, and President of IAS Communications, Inc., which is developing a new type of antenna system.

     BRIAN CHERRY has been Vice President, Secretary and a Director of the Company since its inception. His family has owned a pump manufacturing company in Vancouver for a number of years and has made significant contributions to the improved design of the Original Engine and the development of the RC/DC Engine. Mr. Cherry has also been a Director of Flame Petro Minerals Corp. From October 20, 1994 through the present he has also served as Vice President in charge of patents and technology for Rand Cam Engine. From April 1990 through the present Mr. Cherry has acted as Secretary Treasurer to Reg Tech which initially financed the research and development for the Rand Cam Engine. His duties include overseeing technical and patent data on the RC/DC Engine.

     PATRICK R. BADGLEY was appointed Vice President, Research and Development of the Company in February 1994. He is directing and participating in the technical development of the Rand Cam compressor, gasoline engine and diesel engine. Previously, Mr. Badgley had been employed for 16 years at Adiabatics, Inc., in Columbus, Indiana. Between 1986 and 1994, Mr. Badgley was the Director of Research and Development at Adiabatics, where he directly oversaw several government and privately sponsored research programs including the lightweight, quiet 30 kW APU project for ARPA. He was also the Program Manager for the Gas Research Institute project for emissions reduction of two-stoke cycle natural gas engines. He was also Program Manger for several coal fuel diesel engine programs for the

Department of Energy and for uncooled engine programs for a Wankel engine for NASA and for a piston type diesel engine for the U.S. Army. Mr. Badgley's work has covered all phases of research, design, development and manufacturing, from research on ultra-high speed solenoids and fuel sprays, to new product conceptualization and production implementation of fuel pumps and fuel injectors. Previously, he also worked at Curtiss Wright and John Deere on Wankel engine development. Mr. Badgley received his Bachelor of Science degree in Mechanical Engineering from Ohio State University and has done graduate work at Purdue University. Mr. Badgley is also a director and officer of IAS Communications Inc.

     JENNIFER H. LORETTE has been a Vice President and Chief Financial Officer of the Company since June 1994. From April 1994 through the present she has also been Vice President of Administration for Reg Tech. From December 1994 through the present she has acted as Secretary of IAS Communications Inc. Between December 1992 and June 1994 she was employed in various capacities by Reg Tech. Ms. Lorette has also been the Vice President and CFO of Flame Petro Minerals Corp. a private company with interests in oil, diamonds, gas and gold prospects. Between October 1990 and July 1992, Ms. Lorette was employed by Nickels Custom Cabinets. Ms. Lorette completed her high school education in June 1990.


ITEM 10.  EXECUTIVE COMPENSATION
- --------  ----------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and the Company's most highly compensated executive officers who served as such at the end of the last fiscal year. No executive officer had an annual salary and bonus in excess of $100,000 during such year.


                                                                                                             LONG-TERM
                                                                                                            COMPENSATION
                                                           ANNUAL COMPENSATION                                 AWARDS
                                             ------------------------------------------------------         ------------
NAME AND                                                                           OTHER ANNUAL
PRINCIPAL POSITION              YEAR         SALARY ($)         BONUS ($)          COMPENSATION ($)        OPTIONS (#)(1)
- ------------------              ----         ----------         ---------          ----------------        --------------
John G. Robertson               1997            -0-                -0-                    -0-                   -0-
President, Chief                1996            -0-                -0-                    -0-                 300,000
Executive Officer               1995            -0-                -0-                    -0-                   -0-

Brian Cherry                    1997            -0-                -0-                    -0-                   -0-
Vice President and              1996            -0-                -0-                    -0-                   -0-
Director                        1995            -0-                -0-                    -0-                   -0-

Patrick Badgley                 1997          $46,200              -0-                    -0-                   -0-
Vice President                  1996          $46,200              -0-                    -0-                   -0-
                                1995          $42,000              -0-                    -0-                   -0-

Jennifer Lorette,               1997          $ 6,000              -0-                    -0-                   -0-
Vice President                  1996          $ 6,000              -0-                    -0-                  50,000
                                1995          $ 2,000              -0-                    -0-                   -0-

_____________________
(1) Represents options granted under the Company's 1993 Key Employees Incentive Stock Option Plan.

     The Company has entered into an employment agreement with Patrick Badgley, a registered professional engineer, to act as Research Project Manager for the RC/DC Engine. The agreement calls for Mr. Badgley to be paid $7,700 per month plus reasonable expenses related to the project. Fifty-percent (50%) of this amount is paid by the Company and 50% by Reg Tech.

     During the fiscal year ended April 30, 1997, project management fees of $30,000 were paid to a company controlled by the president of the Company and an additional $6,000 of rent and secretarial fee were paid to a company controlled by the president of the Company.

     No other significant compensation has been paid directly or accrued to any other officer or director of the Company during the year ended April 1997. On March 31, 1994 the Company entered into a management agreement with Access Information Services, Inc., a Washington corporation which is owned and controlled by John G. Robertson, under which the Company retained Access at the rate of $2,500 to provide certain management, administrative, and financial services for the Company.

     The Company has no other agreement at this time, with any officer or director, regarding employment with the Company or compensation for services other than herein described. Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to shareholder approval.

STOCK OPTION PLAN

     The Company adopted a Key Employees Incentive Stock Option Plan on April 30, 1993. The Plan authorizes the issuance of up to 2,000,000 shares of Common Stock of the Company to be issued to employees. As of April 30, 1997, the Company had issued options for approximately 1,097,500 shares.

OPTION GRANTS IN LAST FISCAL YEAR

     No grants of stock options were made during the fiscal year ended April 30, 1997 to the Company's Chief Executive and the other executive officers named in the above Summary Compensation Table.

STOCK OPTIONS EXERCISED IN LAST FISCAL YEAR AND HELD AT END OF FISCAL YEAR - APRIL 30, 1997

     The following table sets forth certain information with respect to options exercised during fiscal 1997 by the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table, and with respect to unexercised options held by such persons at the end of fiscal 1997.


                             SHARES                                                           VALUE OF UNEXERCISED
                           ACQUIRED ON       VALUE           NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS
                            EXERCISE        REALIZED       OPTIONS AT FISCAL YEAR END         AT FISCAL YEAR END(1)
                           ----------       --------     -----------------------------     ----------------------------
Name                                                     Exercisable     Unexercisable     Exercisable    Unexercisable
- ----                                                     -----------     -------------     -----------    -------------
John G. Robertson             137,000       $350,236         300,000          -0-              -0-             -0-
Patrick Badgley                 -0-            N/A            75,000          -0-              -0-             -0-
Jennifer Lorette                -0-            N/A            60,000          -0-              -0-             -0-
Brian Cherry                    -0-            -0-           125,000          -0-            $40,300           -0-

____________________
(1) The calculation of the value of unexercised options are based on the difference between the last sale price of $0.906 per share for the Company's common Stock on Wednesday, April 30, 1997 as reported by NASD, and the exercise price of each option, multiplied by the number of shares covered by the option.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

     The following table sets forth, as of April 30, 1997, the amount and the percentage of the Company's Common Stock owned of record or beneficially by each officer, director and holder, or person known by the Company to own beneficially, more than five percent of the voting interest in the Company's Common Stock, and all officers and directors as a group.


                                                           AMOUNT AND NATURE                  PERCENTAGE
TITLE              NAME AND ADDRESS OF                        BENEFICIAL                     OF BENEFICIAL
OF CLASS           BENEFICIAL OWNER                          OWNERSHIP(1)                    OWNERSHIP(1)
- --------           -------------------                     -----------------                 -------------
Common             Rand Energy Group Inc.                       5,538,800 (2)                    63.0%
                   1030 West Georgia St.
                   Vancouver, B.C., V6E 2Y3

Common             Brian Cherry                                   390,000 (3)                     4.4%
                   5451 Floyd Avenue
                   Richmond, B.C.  Canada

Common             John G. Robertson                            5,878,300 (4)                    66.8%
                   4040 Amundsen Place
                   Richmond, B.C.  Canada

Common             Patrick R. Badgley                              75,000 (6)                    0.85%
                   2815 Franklin Drive
                   Columbus, IN  47201

Common             Jennifer Lorette                                60,500 (5)                    0.69%
                   419-5880 Dover Crest
                   Richmond, B.C.  Canada

Common             James McCann                                 5,538,800 (2)                    63.0%
                   211 -107 E. Broadway
                   Vancouver, B. C.

Common             All officers and                             6,403,800                        72.8%
                   directors as a group (five persons)

__________________

1. Based upon 8,233,300 shares issued and outstanding and assuming exercise of options. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from such date are exercised.
2. Rand Energy Group is owned 51% by Reg Technologies Inc. and 49% by Rand Cam Engine Corp. Rand Cam Engine Corp. is a privately held company whose stock is reportedly owned 50% by The Watchtower Society, a religious organization, 34% by James McCann and the balance by several other shareholders. Mr. McCann has indicated that he donated the shares held by The Watchtower Society to that organization but has retained a voting proxy for those shares.
3. Brian Cherry owns 265,000 shares and options on an additional 125,000 shares.
4. John G. Robertson owns 11,700 shares and holds options to acquire 300,000 shares of the Company's Common Stock. Susanne M. Robertson, the wife of John
    G. Robertson, owns SMR Investment Ltd. which holds a controlling interest in Reg Technologies Inc. Therefore, Mr. Robertson is deemed to also be the beneficial owner of the shares owned by Rand Energy Group, Inc., which is 51% controlled by Reg Technologies Inc.
5. Ms. Lorette owns 500 shares and owns options to purchase an additional 60,000 shares.
6.  Holds options for these shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

     Pursuant to an agreement dated August 1992 (the "August 1992 Agreement"), the Company issued 5,700,000 shares of its Common Stock at a deemed value of $0.01 per share to REGI in exchange for certain valuable rights, technology, information, and other tangible and intangible assets relating to the United States rights to the Rand Cam Engine (the "Original Engine"). Reg Tech's president is also the president of the Company and its Vice President and Secretary is also a Director of the Company.

     The Company also agreed to pay semiannually to REGI a royalty of 5% of any net profits to be derived by the Company from revenues received as a result of its license of the Original Engine.

     As part of the August 1992 Agreement, the Company also agreed to pay semiannually to Brian Cherry a royalty of 1% of any net profits to be derived by the Company from revenues received as a result of this agreement.

     Also in August 1992, the Company sold 300,000 shares of its Common Stock at $0.01 per share to Brian Cherry.

     In an agreement dated April 13, 1993 among the Company, REGI, Reg Tech and Brian Cherry (the "April 1993 Agreement"), and made as an amendment to a previous Amendment Agreement dated November 23, 1992 between REGI, Reg Resources Corp. (Reg Tech) and Brian Cherry and an original agreement dated July 30, 1992 between REGI, Reg Resources Corp. and Brian Cherry, Cherry agreed to: (a) sell, transfer and assign to REGI all his right, title and interest in and to the technology related to the RC/DC Engine, (the "Technology") including all pending and future patent applications in respect of the Technology for all countries except the United States of America, together with any improvements, changes or other variations to the Technology; (b) sell, transfer and assign to the Company (then called Sky Technologies Inc.), all his right, title and interest in and to the Technology, including all pending and future patent applications in respect of the Technology for the United States of America, together with any improvements, changes or other variations to the Technology.

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

     In November 1993, in consideration for certain technology transferred to the Company, as described above, Brian Cherry was issued 100,000 Common Shares of Reg Tech (deemed value $200,000). There was no connection between this transaction and the transaction involving the acquisition of the Canadian rights to the Machine Vision Technology described below. At that time the Company did not have available cash to pay to Mr. Cherry and there was no public market for the stock of the Company. Based upon his desire for some degree of immediate liquidity, management agreed to issue shares of Reg Tech to Mr. Cherry and to treat this as an advance. As previously noted, Reg Tech owns 51% of REGI which owns 76.7% of the Common Stock of the Company. Both Mr. Cherry and Mr. Robertson are officers and directors of both the Company and Reg Tech.

     The terms of the agreements referenced above were negotiated by the parties in non-arm's-length transactions but were deemed by the parties involved to be fair and equitable under the circumstances existing at the time.

     In 1995, the Company acquired an exclusive limited sublicense to market and distribute in Canada for the following consideration:

     i)   $200,000 (paid).

     ii) royalty payments equal to 2% of all net revenue derived from sales in Canada, to be paid 30 days after the end of each calendar quarter.

     iii) minimum annual royalty payments as follows:

                                       $
             December 31, 1996       1,000
             December 31, 1997       3,000
             December 31, 1998       4,500
             annually thereafter     6,000

     On October 31, 1995, the Company sold its rights to the Machine Vision Technology to Reg Tech for $200,000. All obligations pursuant to the sublicense were transferred to Reg Tech.

                                    PART IV


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
- --------    ---------------------------------


(A)  INDEX TO AND DESCRIPTION OF EXHIBITS


Number    Description                                              Page No.
- ------    -----------                                              --------
3         ARTICLES OF INCORPORATION AND BY-LAWS
          3.1     Articles of Incorporation......................    (1)
          3.2     Article of Amendment changing name to
                  REGI U.S., Inc.................................    (2)
          3.3     By-Laws........................................    (1)

4         INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
          4.1     Specimen Share Certificate.....................    (1)
          4.2     Specimen Warrant Certificate...................    (1)

10        MATERIAL CONTRACTS
          10.1    Agreement between Brian Cherry, the Company and
                  Rand Energy Group Inc..........................    (1)
          10.2    Agreement between the Company and Patrick
                  Badgley........................................    (1)
          10.3    Agreement between the Company and Access
                  Information Services, Inc......................    (1)
          10.4    Agreement between the Company and Reg
                  Technologies, Inc..............................    (4)
          10.5    Agreement between the Company and Integral
                  Visions Systems, Inc...........................    (4)
          10.6    REGI U.S., Inc. KEY EMPLOYEES INCENTIVE STOCK
                  OPTION PLAN....................................    (3)
          10.7    Agreement with Global Aircraft.................    (4)

23        CONSENT OF EXPERTS AND COUNSEL
          23.1    Consent of Elliott Tulk Pryce Anderson.........    (5)
          23.2    Consent of Patrick Badgley.....................    (4)

27        FINANCIAL DATA SCHEDULE................................    (5)

99        ADDITIONAL EXHIBITS

          99.1    Technology Evaluation report on the Rand
                  Cam/Direct Charge Engine prepared by
                  Adiabatics, Inc. ..............................    (1)

____________________
(1) Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)  Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3) Incorporated by reference from Form S-8 Registration Statement dated April 4, 1995.
(4)  Incorporated by reference from Form SB-2 dated July 23, 1996.
(5)  Incorporated by reference from Form 10-KSB filed July 30, 1997.

(B)  REPORTS ON FORM 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           REGI U.S., INC.


                                           By: /s/ John G. Robertson
                                           -------------------------------
                                           John G. Robertson, President
                                           Chief Executive Officer and Director


Dated:  Sept. 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in-the in the capacities indicated and on the dates indicated.




          Signature                         Title                   Date
          ---------                         -----                   ----
    /s/ John G. Robertson
- -----------------------------           President, Chief            9/9/97
     (John G. Robertson)                Executive Officer
                                        and Director

    /s/ Brian Cherry
- -----------------------------           Vice President,             9/9/97
     (Brian Cherry)                     Secretary and
                                        Director


    /s/ Jennifer Lorette
- -----------------------------           Vice President,             9/9/97
     (Jennifer Lorette)                 Chief Financial Officer
                                        and Principal Accounting
                                        Officer
