Form 10QSB
period 1997-07-31
REGI U S INC
filed 1997-10-01
CIK 922330

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

Commission File No. 0-23920
                    -------

                                REGI U.S., INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           OREGON                                         91-1580146
           ------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

           185-10751 SHELLBRIDGE WAY, RICHMOND, BC. CANADA   V6X 2W8
           ---------------------------------------------------------
                    (Address of principal executive offices)

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

                                YES  X        NO
                                    ---          ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 30, 1997 - 8,373,300 shares of common stock, no par value.


                                                        INDEX
-----------------------------------------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION                                                                              Page
Item 1.  Financial statements..............................................................................    2
-------  --------------------
 Balance Sheets as of July 31, 1997 and 1996 (unaudited)...................................................    3

 Statements of Operations for the three months ended July 31, 1997 and 1996 (unaudited)....................    4

 Statements of Cash Flows for the three months ended July 31, 1997 and 1996 (unaudited)....................    5

 Notes to the Financial Statements.........................................................................  6-8

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition.............    9
-------  -------------------------------------------------------------------------------------

PART II -- OTHER INFORMATION...............................................................................   10

Signatures.................................................................................................   11


PART I        FINANCIAL INFORMATION

Item 1.       Financial statements (Unaudited)
-------       --------------------------------

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
July 31, 1997 and 1996
(expressed in U.S. dollars)
(unaudited)



                                                1997            1996
                                                 $               $
                               Assets
Current Assets
   Cash                                          16,945            213
Fixed Assets (Note 3)                             2,396          7,347
Intangible Assets (Note 3)                      108,145         40,761
                                             ----------      ---------
                                                127,486         48,321
                                             ==========      =========

               Liabilities and Stockholders' Deficit
Current Liabilities
   Accounts payable                             116,312         98,226
   Accrued liabilities                           33,500             -
   Loan payable - officer                            -          12,000
   Due to affiliates                             65,066        208,469
                                             ----------      ---------
                                                214,878        318,695
                                             ----------      ---------
Convertible Debenture (Note 5)                   50,000             -
                                             ----------      ---------

Stockholders' Deficit
Common Stock (Note 4), 20,000,000 shares
   authorized without par value; 8,223,300
   and 7,716,100 shares issued and
   outstanding respectively.                  2,889,065      2,328,900
Deficit Accumulated during the
   Development Stage                         (3,026,457)    (2,599,274)
                                             ----------     ----------
                                               (137,392)      (270,374)
                                             ----------      ---------
                                                127,486         48,321
                                             ==========      =========

Commitments and Contingency Liabilities (Note 7)

                    (The accompanying notes are an integral
                       part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)





                                            Accumulated     Three months ended
                                             During the          July 31,
                                            Development
                                               Stage         1997         1996
                                                 $             $            $
Revenues                                             -            -             -
                                             ---------    ---------     ---------
Administrative Expenses
   Advertising                                 132,589            -         3,245
   Bank charges                                  3,687          144           155
   Foreign exchange                              2,989          163           (89)
   Office, rent and telephone                   78,118        2,599         9,138
   Professional fees                           235,428        5,776        23,426
   Stockholder and investor relations          250,677       21,642        20,846
   Transfer agent and regulatory fees           37,832          907           167
   Travel                                        5,423            -             -
   Less: interest and other income             (14,757)      (1,000)            -

                                             ---------    ---------     ---------
                                               731,986       30,231        56,888
                                             ---------    ---------     ---------
Research and Development Expenses
   Intellectual property                       257,000            -             -
   Amortization of capital assets               19,743        2,065         1,891
   Market development                           86,346            -         3,250
   Professional fees                            73,904            -             -
   Project management                          137,500        7,500         7,500
   Project overhead                            116,837        7,814         6,628
   Prototype design and construction         1,144,061        8,374        38,830
   Technical consulting                        124,809        9,000        23,480
   Technical reports                            17,120            -         1,000
   Technical salaries                          174,636        5,169        12,056
   Travel                                      142,515        5,717         7,348
                                             ---------    ---------     ---------
                                             2,294,471       45,639       101,983
                                             ---------    ---------     ---------
Net Loss                                     3,026,457       75,870       158,871
                                             =========    =========     =========
Net Loss Per Share                                             (.01)         (.02)
                                                          =========     =========
Weighted Average Shares Outstanding                       8,140,000     7,665,900
                                                          =========     =========

                    (The accompanying notes are an integral
                       part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                                  Three months ended
                                                                        July 31,
                                                                  1997         1996
                                                                    $            $
Cash Flows to Operating Activities
   Net loss                                                      (75,870)    (158,871)
   Adjustments to reconcile
     net loss to cash
        Amortization                                               2,065        1,891
   Change in non-cash working capital items
        Increase in accounts payable and accrued liabilities         361       23,157
                                                                 -------     --------
Net Cash Used by Operating Activities                            (73,444)    (138,823)
                                                                 -------     --------
Cash Flows from (to) Financing Activities
   Increase in convertible debenture                              50,000            -
   Increase in common stock                                        5,000       36,300
   Increase in advances from affiliate                            64,010       91,719
   Increase (decrease) in loan from officer                       (7,200)      12,000
                                                                 -------     --------
Net Cash Provided by Financing Activities                        111,810      140,019
                                                                 -------     --------
Cash Flows to Investing Activity
   (Increase) in patents                                         (22,640)      (8,751)
                                                                 -------     --------
Net Cash Used by Investing Activity                              (22,640)      (8,751)
                                                                 -------     --------
Increase (decrease) in cash                                       15,726       (2,555)
Cash - beginning of period                                         1,219        2,768
                                                                 -------     --------
Cash - end of period                                              16,945          213
                                                                 =======     ========
Non-cash Financing Activity
   50,000 shares issued for AVFS rights
     at a deemed value of $.843 per share                         42,165            -
                                                                 =======     ========

                    (The accompanying notes are an integral
                       part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 1997
(expressed in U.S. dollars)
(unaudited)



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

     The Company plans to raise additional funds through a convertible debenture issue and a private placement. A total of $50,000 has been raised to date pursuant to a $500,000 convertible debenture issue and a total of $263,500 has been raised subsequent to July 31, 1997 pursuant to a private placement offering of 500,000 shares at $1.00 per share.

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


3.     (a)   Fixed Assets                                                          1997         1996
                                                            Accumulated          Net Book     Net Book
                                               Cost         Amortization          Value        Value
                                                $                $                  $            $
             Computer equipment               16,048           13,652              2,396        7,347
                                             =======           ======            =======       ======
       (b)   Intangible Assets

             Patents - the Engine             58,183            6,091             52,092       40,761
                     - AVFS ((c) below)       56,053                -             56,053            -
                                             -------            -----            -------       ------
                                             114,236            6,091            108,145       40,761
                                             =======            =====            =======       ======

     (c) On June 22, 1997 the Company acquired the U.S. rights to an Air/Vapour Fuel System "AVFS". The Company paid $13,500 and 50,000 shares at a deemed value of $42,165. Upon submission of a patent application and successful testing of the System, a further $36,500 and 150,000 shares are to be paid. The Company will pay to the inventor 8.5% on net sales derived from the system. On September 22, 1997 the Company issued 150,000 shares at a deemed value of $112,500.


4.   Common Stock

     (a)    Warrants outstanding

            A total of 361,000 shares are reserved for the exercise of warrants at $2.00 per share expiring August 15, 1997 and $2.50 per share expiring August 16, 1998.

     (b)    Stock option activity


  April 30,                             July 31,        Expiry
    1997         Price     Exercised      1997           Date
     #             $           #           #
   50,000         0.10       50,000           -
  178,000         1.00            -     178,000    October 29, 1998
   30,000         1.00            -      30,000    September 15, 1997
   75,000         1.00            -      75,000    February 9, 1999
    5,000         1.00            -       5,000    October 29, 1999
    5,000         1.00            -       5,000    September 8, 2000
  350,000         1.00            -     350,000    January 3, 2001
  -------                    ------     -------
  693,000            -       50,000     643,000
  =======                    ======     =======


5.   Convertible Debenture

     The Company has offered a three year, 8 3/4% interest, convertible debenture to raise $500,000, of which $50,000 has been raised to date. The 8 3/4% interest is paid annually and the debenture is convertible into common shares at $1.25, $1.50 and $1.75 in years one, two and three, respectively. In the event the shares are trading below $2.00 per share during any consecutive ten trading days during the last month of the third year, the convertible debenture will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000.

6.   Related Party Transactions

     (a) A project management fee of $7,500 was paid to a company controlled by the president of the Company and is included in research and development expenses.

     (b) Rent and secretarial fees of $1,500 was paid to a company controlled by the president of the Company and are included in research and development expenses.

     (c) A technical salary of $5,169 was paid to an officer and director and is included in research and development expenses.

     (d) An administrative fee of $1,500 was paid to an officer and director and is included in research and development expenses.

     (e) The amounts owing to affiliates are unsecured, non-interest bearing and have no fixed terms of repayment.

7.   Commitments and Contingent Liabilities

     (a) See Note 2 - royalty commitments in connection with the Rand Cam/Direct Charge Engine.

     (b) The Company is committed to pay project management fees and rent and secretarial fees totalling $36,000 per annum to a Company controlled by the president of the Company.

     (c) The Company has reserved 361,000 shares for the conversion of warrants and 643,000 shares for the exercise of stock options.

     (d) The Company is committed to fund 50% of the further development of the Engine.

     (e) The Company is committed to issue 50,000 shares to settle $25,000 of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion
-----------------------

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

Progress Report from May 1, 1997 to September 23, 1997
------------------------------------------------------

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

During fiscal 1998, the Company plans to raise $500,000 through a three year, 8 3/4% interest, convertible debenture, of which $50,000 has been raised to date. The 8 3/4% interest is paid annually and the debenture is convertible into common shares at $1.25, $1.50 and $1.75 in years one, two and three, respectively. In the event the shares are trading below $2.00 per share during ten consecutive trading days during the last month of the third year, the convertible debenture will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000.

The Company has received $263,500 pursuant to a private placement offering of 500,000 shares at $1.00 per share. Management expects the balance of funds to be received in October, 1997.

The Company will use these funds to pay down accounts payable and to complete the development of the Rand Cam(TM) Compressor and Diesel Engine prototypes for demonstration purposes to potential license and/or joint venture companies.

Results of operations for the three months ended July 31, 1997 compared to the
------------------------------------------------------------------------------
three months ended July 31, 1996
--------------------------------

There were no revenues from product licensing during the periods.

The net loss in 1997 decreased by $83,000 to $76,000 compared to $159,000 in 1996. The decreased net loss in 1997 was due to administrative expenses which decreased by $27,000 to $30,000 as compared to $57,000 in 1996. The major components of this decrease was due to a decrease in office, rent and telephone by $7,000 to $3,000 as compared to $10,000 in 1996; professional fees decreased by $18,000 to $5,000 as compared to $23,000 in 1996. During 1997, research and development costs decreased by $56,000 to $46,000 compared to $102,000 in 1996. The decrease was due to more cost effective prototype construction activity during 1997 as compared to extensive completion of prototypes in 1996. Prototype costs decreased by $30,000 to $8,000 compared to $38,000 in 1996.

Liquidity
---------

During the three months ended July 31, 1997, the Company financed its operations from proceeds from a convertible debenture whereby the Company received $50,000.

During the period the Company received $5,000 and issued 50,000 shares at $.10 per share pursuant to options exercised.

The Company repaid a loan of $7,200 owing to the President of the Company.

The Company's financial resources, including an opening cash balance as at July 31, 1997 of $1,219, totalled $120,229. Cash used, as a result of the net loss for the period, totalled $73,444, after adjustments to reconcile net loss to cash. During the period the Company spent $22,640 on patent protection costs. After the above cash outflows the Company was left with $16,945 as at July 31, 1997. These funds, together with the planned convertible debenture issue of $500,000 and $500,000 private placement, will be used for further development of the Rand Cam(TM) Engine, pay off accounts payable totalling $124,812, repay loans from affiliates totalling $65,066 and to provide working capital.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 30, 1997                REGI U.S., INC.

                                         By:      /s/ JOHN G. ROBERTSON
                                            --------------------------------
                                              John G. Robertson, President
                                              (Principal Executive Officer)

                                         By:      /s/ JENNIFER LORETTE
                                            --------------------------------
                                                    Jennifer Lorette,
                                                 Chief Financial Officer
                                              (Principal Financial Officer)