Form 10QSB
period 1997-10-31
REGI U S INC
filed 1997-12-15
CIK 922330

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997
                               ----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ___________________ to _________________

Commission File No.  0-23920
                   -----------

                                REGI U.S., INC.
                ----------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Oregon                                        91-1580146
            ------                                        ----------
(State or other jurisdiction of                        (I.R.S Employer
incorporation or organization)                        Identification No.)

            185-10751 Shellbridge Way, Richmond, BC. Canada V6X2W8
           --------------------------------------------------------
                   (Address of principal executive offices)

                                (604) 278-5996
                               ----------------
               (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X    NO
                                    -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 12, 1997 - 8,901,300 shares of common stock, no par value.


                                                     INDEX
------------------------------------------------------------------------------------------------------------

PART I -- Financial Information                                                                         Page
Item 1.  Financial statements............................................................................. 2
------   --------------------

Balance Sheets as of October 31, 1997 and 1996 (unaudited)................................................ 3

Statements of Operations for the six months ended October 31, 1997 and 1996 (unaudited)................... 4

Statements of Cash Flows for the six months ended October 31, 1997 and 1996 (unaudited)................... 5

Statements of Stockholders Equity from April 30, 1997 to October 31, 1997 and to December 12, 1997........ 6

Notes to the Financial Statements....................................................................... 7-9

Item 2. Management Discussion and Analysis of Results of Operations and Financial Condition............ 10-11
------- -----------------------------------------------------------------------------------

PART II -- Other Information.............................................................................. 12

Signatures................................................................................................ 13

PART I      Financial Information

Item 1.     Financial statements (Unaudited)
-------     --------------------------------

REGI U.S., INC.
(A Development Stage Company)
Balance Sheets
As of October 31, 1997 and 1996
(unaudited)



                                                                                     1997           1996
                                                                                       $              $
                                                  Assets
Current Assets

      Cash                                                                           168,126        23,634
      Due from affiliate                                                                   -        54,357
                                                                                  ----------    ----------
                                                                                     168,126        77,991

Fixed Assets (Note 3)                                                                  1,059         6,009

Intangible Assets (Note 3)                                                           258,700        44,787
                                                                                  ----------    ----------
                                                                                     427,885       128,787
                                                                                  ==========    ==========

                                     Liabilities and Stockholders' Equity

Current Liabilities

      Accounts payable                                                                68,400        99,023
      Accrued liabilities                                                             25,000             -
      Due to affiliates                                                               30,886             -
                                                                                  ----------    ----------
                                                                                     124,286        99,023
                                                                                  ----------    ----------
Convertible Debenture (Note 4)                                                        50,000             -
                                                                                  ----------    ----------

Commitments and Contingency Liabilities (Note 6)

Stockholders' Equity

Common Stock (Note 5), 20,000,000 shares authorized without
      par value; 8,523,300 and 7,901,300 shares issued and
      outstanding respectively.                                                    3,151,565     2,616,700

Paid for but unissued - (1997 - 328,000 shares; 1996 - 88,333 shares)                328,000       132,500

Deficit Accumulated during the Development Stage                                  (3,225,966)   (2,719,436)
                                                                                  ----------    ----------
                                                                                     253,599        29,764
                                                                                  ----------    ----------
                                                                                     427,885       128,787
                                                                                  ==========    ==========

                    (The accompanying notes are an integral
                       part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations

For the six months ended October 31, 1997 and 1996
(unaudited)


                                                                                     1997           1996
                                                                                      $              $
Revenues                                                                                   -             -
                                                                                   ---------     ---------

Administrative Expenses

      Advertising                                                                     12,706         3,680
      Bank charges                                                                       257           552
      Foreign exchange                                                                   164         1,270
      Interest on debentures                                                           1,640             -
      Office, rent and telephone                                                       6,276        13,249
      Professional fees                                                                2,454        59,679
      Stockholder and investor relations                                              32,658        60,623
      Transfer agent and regulatory fees                                               5,766         5,898
      Less: interest and other income                                                 (1,406)         (553)
                                                                                   ---------     ---------
                                                                                      60,515       144,398
                                                                                   ---------     ---------

Research and Development Expenses

      Amortization                                                                     4,158         3,840
      Market development (Note 5)                                                    100,000         4,000
      Professional fees                                                                    -         1,330
      Project management                                                              15,000        15,000
      Project overhead                                                                13,773        12,776
      Prototype design and construction                                               23,521        30,503
      Royalties                                                                        3,000             -
      Technical consulting                                                            41,934        25,858
      Technical reports                                                                5,000         1,001
      Technical salaries                                                                   -        25,457
      Travel                                                                           8,478        14,870
                                                                                   ---------     ---------
                                                                                     214,864       134,635
                                                                                   ---------     ---------
Net Loss                                                                             275,379       279,033
                                                                                   =========     =========
Net Loss Per Share                                                                      (.03)         (.03)
                                                                                   =========     =========
Weighted Average Shares Outstanding                                                8,254,000     7,739,700
                                                                                   =========     =========

                    (The accompanying notes are an integral
                       part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
For the six months ended October 31, 1997 and 1996
(unaudited)


                                                                                      1997           1996
                                                                                       $              $
Cash Flows to Operating Activities
      Net loss                                                                      (275,379)     (279,033)
      Adjustments to reconcile
       net loss to cash
           Amortization                                                                4,158         3,840
           Common stock issued for services                                          100,000             -

      Change in non-cash working capital items
           Increase (decrease) in accounts payable and accrued liabilities           (56,051)       23,954
                                                                                  ----------    ----------
Net Cash Used by Operating Activities                                               (227,272)     (251,239)
                                                                                  ----------    ----------

Cash Flows from (to) Financing Activities
     Convertible debenture proceeds                                                   50,000             -
     Increase in common stock                                                        105,000       324,100
     Increase in subscriptions for common stock                                      328,000       132,500
     Increase (decrease) in advances from affiliate                                  (20,170)     (171,107)
     Decrease in loan from officer                                                    (7,200)            -
                                                                                  ----------    ----------
Net Cash Provided by Financing Activities                                            455,630       285,493
                                                                                  ----------    ----------

Cash Flows to Investing Activity
      (Increase) in patents                                                          (61,451)      (13,388)
                                                                                  ----------    ----------
Net Cash Used by Investing Activity                                                  (61,451)      (13,388)
                                                                                  ----------    ----------
Increase in cash during the period                                                   166,907        20,866

Cash - beginning of period                                                             1,219         2,768
                                                                                  ----------    ----------
Cash - end of period                                                                 168,126        23,634
                                                                                  ==========    ==========

Non-cash Financing Activities
      200,000 shares issued for a AVFS rights
       at a deemed value of $.7733 per share                                         154,665             -

      50,000 shares issued for market development
       pursuant to a performance stock plan at a
       deemed value of $1.00 per share                                                50,000             -

      50,000 shares to be Issued for market
       development pursuant to a performance
       stock plan at a deemed value of $1.00 per share                                50,000             -
                                                                                  ----------    ----------
                                                                                     254,665             -
                                                                                  ==========    ==========

                    (The accompanying notes are an integral
                       part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
From April 30, 1997 to October 31, 1997 and to December 12, 1997
(unaudited)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                           Common Stock            During the
                                                                       Shares        Amount     Development Stage
                                                                         #             $               $

Balance - April 30, 1997                                             8,123,300     2,841,900        (2,950,587)

      Stock Issued for cash pursuant to

          options exercised at $0.10 per share                          50,000         5,000                 -

          a units offering at $1.00 per unit                           100,000       100,000                 -

      Stock issued for acquisition for AVFS rights
          at a deemed value of $.7733 per share                        200,000       154,665                 -

      Stock issued for market development pursuant
          to a performance stock plan issued at a
          deemed value of $1.00 per share                               50,000        50,000                 -

Net loss for the period                                                      -             -          (275,379)
                                                                     ---------     ---------        ----------
Balance - October 31, 1997                                           8,523,300     3,151,565        (3,225,966)

      Stock issued for cash pursuant to a
          units offering at $1.00 per unit                             328,000       328,000                 -

      Stock issued to settle an accrued liability
          at a deemed value of $0.50 per share                          50,000        25,000                 -
                                                                     ---------     ---------        ----------
Balance - December 12, 1997                                          8,901,300     3,504,565        (3,225,966)
                                                                     =========     =========        ==========

                    (The accompanying notes are an integral
                       part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 1997 and 1996
(unaudited)




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

      In a development stage company, management devotes most of its activities to establishing a new business, Planned principle activities have not yet produced significant revenue. The ability of the Company to emerge from the development stage with respect to its planned principle business activity is dependent upon its successful efforts to raise additional equity financing and develop the market for its products.

      During the six months ended October 31, 1997, the Company has raised additional funds through a convertible debenture issue and a private placement. A total of $50,000 has been raised pursuant to a convertible debenture issue and a total of $428,000 has been raised pursuant to a units offering of 428,000 units at $1.00 per unit. Each unit contains one common share and one warrant to acquire one additional share at $1.00 during the first year and $1.25 during the second year.

2.    Fixed Assets

                                                                                   1997        1996
                                                                Accumulated      Net Book    Net Book
                                                       Cost     Amortization      Value       Value
                                                        $            $              $           $
      Computer equipment                              16,048      14,989           1,059       6,009
                                                      ======      ======           =====       =====

3.    Intangible Assets

                                                                                   1997        1996
                                                                Accumulated      Net Book    Net Book
                                                       Cost     Amortization      Value       Value
                                                        $            $              $           $
      Patents - Rand Cam/Direct Charge Engine         60,494       6,847          53,647      44,787
      AVFS rights and patents                        205,053           -         205,053           -
                                                     -------       -----         -------      ------
                                                     265,547       6,847         258,700      44,787
                                                     =======       =====         =======      ======

      (a) On August 20, 1992 the Company acquired the U.S. rights to the original Rand Cam-Engine from REGI by issuing 5,700,000 shares at a deemed value of $0.01 per share. REGI will receive a 5% net profit royalty. The $57,000 deemed value has been expensed as research and development in 1995.

      (b)    Pursuant to an agreement with Brain Cherry (a director) dated
             July 30, 1992 and amended November 23, 1992 and April 13, 1993, the Company acquired the U.S. rights to the improved axial vane rotary engine known as the Rand Cam/Direct Charge Engine. On November 9, 1993, in consideration for the transferred technology, Mr. Cherry was issued 100,000 shares of Reg Technologies Inc. ("REG") (a public company owning 51% of REGI) with a deemed value of $200,000 and will receive a 1% net profit royalty. The deemed value of $200,000 was treated as an expense paid by REG on behalf of the Company and treated as an inter-company loan. The $200,000 deemed value of intellectual property has been expensed as research and development in 1995.

      (c) Pursuant to a letter of understanding dated December 13, 1993 between the Company, REGI and REG (collectively called the grantors) and West Virginia University Research Corporation ("WVURC"), the grantors have agreed that WVURC shall own 5% of all patented technology and will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology.

      (d) On June 22, 1997 the Company acquired the U.S. rights to an Air/Vapour Fuel System "AVFS". The Company has paid $50,000 and 200,000 shares at a deemed value of $154,665. The Company will pay to the inventor 8.5% on net sales derived from the system. The Company holds an option to acquire the worldwide rights to the AVFS by issuing a further 200,000 shares.

4.    Convertible Debenture

      The Company offered a three year, 8 3/4% interest, convertible debenture to raise $500,000, of which $50,000 was raised. The 8 3/4% interest is paid annually and the debenture is convertible into common shares at $1.25, $1.50 and $1.75 in years one, two, and three, respectively. In the event the shares are trading below $2.00 per share during any consecutive ten trading days during the last month of the third year, the convertible debenture will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000.

5.    Common Stock

      (a)    Warrants outstanding

             A total of 361,000 shares are reserved for the exercise of warrants at $2.50 per share expiring August 16, 1998 and a total of 428,000 shares are reserved for the exercise of warrants of $1.00 per share expiring in November, 1998 and $1.25 per share expiring in November, 1999.

      (b)    Stock option activity

              April 30,    Price     Exercised (E)      October 31,        Expiry
                 1997        $         Lapsed (L)          1997             Date
                  #                        #                 #
                50,000      0.10           50,000 (E)            -
               178,000      1.00                -          178,000    October 29, 1998
                30,000      1.00           30,000 (E)            -    September 15, 1997
                75,000      1.00                -           75,000    February 9, 1999
                 5,000      1.00                -            5,000    October 29, 1999
                 5,000      1.00                -            5,000    September 8, 2000
               350,000      1.00                -          350,000    January 3, 2001
             ---------                -----------       ----------
               693,000      -              80,000          613,000
             =========                ===========       ==========

      (c)    Other stock commitments

             (i) The Company received $428,000 by way of a units offering at $1.00 per share. The Company issued 100,000 units during the current period and has issued 328,000 units subsequently.

             (ii) The Company settled an accrued liability of $25,000 by issuing 50,000 shares as agreed at $0.50 per share.

             (iii) The Company is committed to issue 50,000 shares at $1.00 per share pursuant to a performance stock plan for services rendered during October.

             (iv) See Note 3(d) for shares reserved for a property acquisition option agreement.

6.    Commitments and Contingent Liabilities

      (a) See Note 3 - royalty commitments in connection with the Rand Cam/Direct Charge Engine.

      (b) The Company is committed to pay project management fees and rent and secretarial fees totalling $36,000 per annum to a Company controlled by the president of the Company.

      (c)    See Note 5.

      (d) The Company is committed to fund 50% of the further development of the Engine and AVFS.

Item 2. Management Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations
----------

The Company was incorporated in the State of Oregon, U.S.A. on July 27, 1992 and is in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam(TM)/Direct Charge Engine ("The Engine"), which is a variation of the original Rand Cam(TM) Engine. The worldwide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("REGI") which controls the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, effective May 1, 1993, whereby it will fund 50% of the further development of The Engine and REGI will fund 50%.

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

Progress Report from May 1, 1997 to December 12, 1997
-----------------------------------------------------

On May 22, 1997, the Company announced that Paul Lamarche has reported that a successful Diesel Engine Compressor Test was completed on May 21, 1997.

This test gave us 45 PSI at 450 RPM and 75 PSI at 700 RPM. The total motoring time was approximately 1 1/2 hours. This gave the engine time to warm up to approximately 125 degrees. All parts in the engine were stable before and after the test.

The next step is to further seal the combustion chamber. At that time we will decide whether to start the engine on gasoline or continue to tighten-up the combustion chamber to reach the required amount of compression to run on diesel which is 140 PSI and up. This will take approximately 2 1/2 weeks to complete.

On June 24, 1997, the Company announced that an agreement had been signed with John Weston, the inventor of the Air/Vapour Flow System, herein "AVFS", to acquire the US rights to his invention.

The principal objective of the invention is to provide a process for operating a gasoline or like fuel engine to eliminate unburned liquid fuel in its exhaust therefore greatly reducing the harmful carbon monoxide emissions that pollute the atmosphere. Another objective of this invention is to increase fuel economy by the efficient method of burning vaporized gas.

On September 2, 1997, the Company announced that the latest test results for its AVFS reduced hydrocarbon (HC) emissions by 75% and carbon monoxide (CO) by more than 50% compared to a standard carburetor.

The Company has acquired the device, which can more than cut in half the hydrocarbon and carbon monoxide emissions produced by internal combustion engines. The device provides the engine with vaporized fuel rather than liquid gasoline, causing it to run cleaner. The system runs without a carburetor, fuel injector or fuel pump.

Our latest test show that our technology permits gasoline engines to run much cleaner, significantly reducing hydrocarbon and carbon monoxide pollution. In addition, our AVFS is relatively simple to manufacture. We are capable of taking it to the mass production stage in a year.

First applications will be in the area of small internal combustion engines powering lawn mowers, weed eaters, and similar devices. Such engines are a major source of air pollution created by excess exhaust emissions. Future applications will be in the area of internal combustion engines powering automobiles, trucks and buses.

On November 3, 1997, the Company announced that testing on the Diesel engine has recommenced after several modifications.

 .      145 PSI has been achieved which should be sufficient compression to fire up the diesel.
 .      Added a 471, GM blower, a super charger to increase the compression.
 .      The hardware components are in excellent condition.

The compression will be increased by properly adjusting the pre-design spacers. The modifications of the test fixture will be completed by this week, and testing will resume on the Diesel engine.

On November 20, 1997, the Company announced that Ford Motor Company has approved a budget for developing a program to test and build a Rand Cam(TM) oil pump prototype for their new automotive transmission.

The Company's engineer, Paul Lamarche, has received the specifications from Ford to fabricate a transmission oil pump to test the efficiency of the Rand Cam(TM) cycle.

The major advantage of our Rand Cam(TM) design are the small size, ability to have multiple pressures in one pump and being able to turn off one half of the pump when a predetermined RPM has been achieved to save on fuel consumption.

The prototype for testing is scheduled to be completed in early 1998 and will be optimized on the test stand at the Ford lab which will certify all data.

On November 21, 1997, the Company announced the latest results for the AVFS. The device consistently showed significant advantages over a conventional fuel system in closely controlled tests.

The Company's AVFS "provided a meaningful decrease in pollution and increase in fuel efficiency versus a typical fuel system usually installed on small four-cycle engines," said Patrick Badgley the Company's Vice President in charge of research and development.

"Our AVFS provides the engine with completely vaporized fuel, versus partially liquid fuel obtained from conventional fuel systems," Badgley continued. "Simply put, this results in cleaner, more efficient burn."

In tests conducted using a Kawasaki 1400 Watt, single cylinder, four-cycle electrical generator engine, the AVFS reduced hydrocarbons (HC) up to 74%, reduced carbon monoxide (CO) up to 44% and reduced fuel consumption by as much as 30% according to Badgley. Tests were conducted at Adiabatics, Inc., IN based advanced engine research facility.

The Company expects that automotive manufacturers will also consider the technology as well because the AVFS:

 .      May be an answer to one of the worlds most serious pollution problems.
 .      Is simple and inexpensive to manufacture, replace and maintain.
 .      Is easily retrofitted on today's internal combustion engines.
 .      Could result in manufacturing cost savings for internal combustion engines.
 .      Could lengthen the life of an internal combustion engine.

The Company has received $428,000 pursuant to a units offering of 428,000 units at $1.00 per unit. Each unit contains one common share and one warrant to acquire one additional share at $1.00 per share during the first year and $1.25 during the second year.

The Company will use these funds to pay down accounts payable and to complete the development of the Rand Cam(TM) Compressor and Diesel Engine prototype for demonstration purposes to potential license and/or joint venture companies.

Results of operations for the six months ended October 31, 1997 compared to the
-------------------------------------------------------------------------------
six months ended October 31, 1996
---------------------------------

There were no revenues from product licensing during the periods.

The net loss in 1997 was comparable to the net loss in 1996. Administrative expenses decreased by $84,000 to $60,000 as compared to $144,000 in 1996. The major components of this decrease was due to a decrease in office, rent and telephone by $7,000 to $6,000 as compared to $13,000 in 1996; professional fees decreased by $57,000 to $2,000 as compared to $59,000 in 1996. During 1997, research and development costs increased by $103,000 to $238,000 compared to $135,000 in 1996. The increase was due to $100,000 paid for market development during September and October 1997 paid for with shares pursuant to a performance stock plan.

Liquidity
---------

During the six months ended October 31, 1997, the Company financed its operations from proceeds from a convertible debenture whereby the Company received $50,000. The Company received $5,000 and issued 50,000 shares at $.10 per share pursuant to options exercised. The Company received $428,000 and issued 428,000 shares pursuant to a units offering at $1.00 per unit.

The Company repaid a loan of $7,200 owing to the President of the Company and $20,170 owing to the Company's majority shareholder.

The Company's financial resources, including an opening cash balance as at April 30, 1997 of $1,219, totalled $484,219. Cash used, as a result of the net loss for the period, totalled $227,272, after adjustments to reconcile net loss to cash. During the period the Company spent $61,451 on patent protection costs and cash payments for acquisition of the AVFS. After the above cash outflows the Company was left with $168,126 as of October 31, 1997. These funds will be used for further development of the Rand Cam(TM) Engine, the AVFs and to pay down accounts payable totalling $68,400.

PART II       Other Information

Item 1. Legal Proceedings
------- -----------------

        None

Item 2. Changes in Securities
------- ---------------------

        None

Item 3. Defaults upon Senior Securities
------- -------------------------------

        None

Item 4. Submissions of Matters to a Vote of Security Holders
------- ----------------------------------------------------

        The Annual Meeting of Shareholders was held on October 9, 1997 at which meeting John Robertson and Brian Cherry were elected directors.

Item 5. Other Information
------- -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------

        None

                                  Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 1997               REGI U.S., INC.


                                  By:  /s/ John G. Robertson
                                       -----------------------------------------
                                       John G. Robertson, President
                                       (Principal Executive Officer)

                                  By:  /s/ Jennifer Lorette
                                       -----------------------------------------
                                       Jennifer Lorette, Chief Financial Officer
                                       (Principal Financial Officer)