Form 10QSB
period 1998-01-31
REGI U S INC
filed 1998-03-13
CIK 922330

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

Commission File No. 0-23920
                    -------

                                REGI U.S., INC.
                                ---------------
       (Exact name of small business issuer as specified in its charter)

              OREGON                                     91-1580146
              ------                                     ----------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


            185-10751 SHELLBRIDGE WAY, RICHMOND, BC CANADA V6X 2W8
            ------------------------------------------------------
                   (Address of principal executive offices)

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

                               YES [X]    NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 9, 1998 - 9,173,300 shares of common stock, no par value.

                                     INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.   Financial statements...........................................      2

Balance Sheets as of January 31, 1998 and 1997 (unaudited)...............      3

Statements of Operations for the nine months ended January 31, 1998
 and 1997 (unaudited)....................................................      4

Statements of Cash Flows for the nine months ended January 31, 1998
 and 1997 (unaudited)....................................................      5

Statements of Stockholders' Equity from April 30, 1997 to January 31,
 1998  (unaudited).......................................................      6

Notes to the Financial Statements (unaudited)............................    7-9

Item 2.   Management Discussion and Analysis of Results of
          Operations and Financial Condition.............................  10-12

PART II - OTHER INFORMATION..............................................     13

Signatures...............................................................     14

PART I    FINANCIAL INFORMATION

Item 1.   Financial statements (Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
As of January 31, 1998 and 1997
(unaudited)

                                                       1998         1997
                                                   ----------   ----------
                                                         $            $
                              Assets
Current Assets
 Cash                                                  55,105        1,206
 Accounts receivable                                      799          799
 Due from affiliate                                         -       65,269
                                                   ----------   ----------
                                                       55,904       67,274
Fixed Assets                                                -        4,871
Intangible Assets (Note 3)                            429,093       44,409
                                                   ----------   ----------
                                                      484,997      116,554
                                                   ==========   ==========

               Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable                                      45,845      103,589
 Due to affiliates                                     61,986            -
                                                   ----------   ----------
                                                      107,831      103,589
                                                   ----------   ----------
Convertible Debenture (Note 4)                         50,000            -
                                                   ----------   ----------

Commitments and Contingent Liabilities (Note 6)

Stockholders' Equity

Common Stock (Note 5), 20,000,000 shares
   authorized without par value; 9,107,300 and
   8,123,300 shares issued and outstanding
   respectively.                                    3,644,151    2,841,900

Deficit Accumulated during the Development Stage   (3,316,985)  (2,828,935)
                                                   ----------   ----------
                                                      327,166       12,965
                                                   ----------   ----------
                                                      484,997      116,554
                                                   ==========   ==========


(The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
For the nine months ended January 31, 1998 and 1997
(unaudited)


                                                      1998         1997
                                                    ---------    ---------
                                                         $            $
Revenues                                                    -            -
                                                    ---------    ---------
Administrative Expenses
   Advertising                                         15,091        8,505
   Bank charges                                           801        1,426
   Foreign exchange                                        51        1,014
   Interest on debentures                               2,734            -
   Office, rent and telephone                           7,134       15,358
   Professional fees                                   21,585       76,772
   Stockholder and investor relations                  40,066       79,199
   Transfer agent and regulatory fees                  11,229        6,462
   Travel and promotion                                     -          609
   Less: interest and other income                     (1,683)        (675)
                                                    ---------    ---------
                                                       97,008      188,670
                                                    ---------    ---------

Research and Development Expenses
   Amortization                                         5,977        5,593
   Market development                                 106,436        4,000
   Professional fees                                        -        1,332
   Project management                                  22,500       22,500
   Project overhead                                    22,781       19,041
   Prototype design and construction                   23,299       42,477
   Royalties                                            9,000            -
   Technical consulting                                65,569       49,444
   Technical reports                                    5,000        1,001
   Technical salaries                                       -       37,976
   Travel                                               8,828       16,498
                                                    ---------    ---------
                                                      269,390      199,862
                                                    ---------    ---------
Net Loss                                              366,398      388,532
                                                    =========    =========
Net Loss Per Share                                        .04          .05
                                                    =========    =========
Weighted Average Shares Outstanding                 8,430,000    7,860,000
                                                    =========    =========

(The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
For the nine months ended January 31, 1998 and 1997
(unaudited)


                                                           1998         1997
                                                         --------     --------
                                                            $            $
Cash Flows to Operating Activities
  Net loss                                               (366,398)    (388,532)
  Adjustments to reconcile
    net loss to cash
     Amortization                                           5,977        5,593
     Common stock issued for services                     100,000            -
  Change in non-cash working capital items                (79,405)      27,721
                                                         --------     --------
Net Cash Used by Operating Activities                    (339,826)    (355,218)
                                                         --------     --------
Cash Flows from (to) Financing Activities
  Convertible debenture proceeds                           50,000            -
  Increase in common stock                                439,000      549,300
  Increase (decrease) in advances from affiliate           10,930     (182,019)
  Decrease in loan from officer                            (7,200)           -
                                                         --------     --------
Net Cash Provided by Financing Activities                 492,730      367,281
                                                         --------     --------
Cash Flows to Investing Activity
  (Increase) in patents                                   (99,018)     (13,625)
                                                         --------     --------
Net Cash Used by Investing Activity                       (99,108)     (13,625)
                                                         --------     --------
Increase (decrease) in Cash During the Period              53,886       (1,562)
Cash - Beginning of Period                                  1,219        2,768
                                                         --------     --------
Cash - End of Period                                       55,105        1,206
                                                         ========     ========
Non-cash Financing Activities
  400,000 shares issued for acquisition of AVFS
     rights at a deemed value of $0.72 per share          288,251            -

  50,000 shares issued for market development
     pursuant to a performance stock plan at a
     deemed value of $1.00 per share                       50,000            -

  50,000 shares issued to settle a liability at a
     deemed value of $0.50 per share                       25,000            -

  50,000 shares to be issued for market
     development pursuant to a performance
     stock plan at a deemed value of $1.00 per share       50,000            -
                                                         --------     --------
                                                          413,251            -
                                                         ========     ========

(The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
From April 30, 1997 to January 31, 1998
(unaudited)


                                                                                Deficit
                                                                              Accumulated
                                                      Common Stock             During the
                                                   Shares       Amount     Development Stage
                                                  ----------------------   -----------------
                                                      #           $                $

Balance - April 30, 1997                          8,123,300    2,841,900      (2,950,587)

  Stock issued for cash pursuant to
     options exercised at $0.10 per share            50,000        5,000               -

  Stock issued for acquisition of AVFS rights
     at a deemed value of $0.72 per share           400,000      288,251               -

  Stock issued for market development pursuant
     to a performance stock plan issued at a
     deemed value of $1.00 per share                 50,000       50,000               -

  Stock issued for cash pursuant to a
     units offering at $1.00 per unit               434,000      434,000               -

  Stock issued to settle an accrued liability
     at a deemed value of $0.50 per share            50,000       25,000               -

Net loss for the period                                   -            -        (366,398)
                                                  ---------    ---------      ----------
Balance - January 31, 1998                        9,107,300    3,644,151      (3,316,985)
                                                  =========    =========      ==========


(The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 1998 and 1997
(unaudited)





1.   Development Stage Company

     The Company was incorporated in the State of Oregon, USA on July 27, 1992 and is in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine ("The Engine"). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("REGI") which controls the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of The Engine and REGI will fund 50%.

     The Company acquired the world-wide marketing and intellectual rights, other than Canada, to the Air/Vapor Flow System ("AVFS"). See Note 3(d).

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

     During the nine months ended January 31, 1998, the Company has raised additional funds through a convertible debenture issue and a private placement. A total of $50,000 has been raised pursuant to a convertible debenture issue and a total of $434,000 has been raised pursuant to a units offering of 434,000 units at $1.00 per unit. Each unit contains one common share and one warrant to acquire one additional share at $1.00 during the first year and $1.25 during the second year. A further $66,000 was raised on March 3, 1998 to complete a 500,000 unit offering.


2.   Fixed Assets

                                                                                    1998         1997
                                                                 Accumulated      Net Book     Net Book
                                                      Cost       Amortization       Value        Value
                                                     ------      ------------     --------     --------
                                                        $             $               $            $
     Computer equipment                              16,048         16,048              -         4,871
                                                     ======         ======          =====         =====

3.   Intangible Assets

                                                                                    1998         1997
                                                                 Accumulated      Net Book     Net Book
                                                      Cost       Amortization       Value        Value
                                                    -------      ------------     --------     --------
                                                        $              $              $            $
     Patents - Rand Cam/Direct Charge Engine         60,801          7,607         53,194        44,409
     AVFS rights and patents                        375,899              -        375,899             -
                                                    -------         ------        -------       -------
                                                    436,700          7,607        429,093        44,409
                                                    =======         ======        =======       =======

     (a) On August 20, 1992 the Company acquired the U.S. rights to the original Rand Cam-Engine from REGI by issuing 5,700,000 shares at a deemed value of $0.01 per share. REGI will receive a 5% net profit royalty. The $57,000 deemed value has been expensed as research and development in 1995.

 .. 2 ..

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

     (d) On June 22, 1997 the Company acquired the U.S. rights to an Air/Vapour Flow System "AVFS". The Company paid $50,000 and 200,000 shares at a deemed value of $154,665. The Company will pay to the inventor 8.5% on net sales derived from the system. On December 31, 1997, the Company acquired the world-wide rights (except Canada) to the AVFS by paying $36,500 and issuing a further 200,000 shares at a deemed value of $133,586.

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

5.   Common Stock

     (a)  Warrants outstanding

          A total of 361,000 shares are reserved for the exercise of warrants at $2.50 per share expiring August 16, 1998 and a total of 434,000 shares are reserved for the exercise of warrants at $1.00 per share expiring in November, 1998 and $1.25 per share expiring in November, 1999.

     (b)  Stock option activity

                                                                                             Expiry
          April 30, 1997        Price          Exercised (E)        January 31, 1998          Date
          --------------        -----          -------------        ----------------    ------------------
                #                 $                 #                       #
                50,000           0.10             50,000 (E)                  -
               178,000           1.00                  -                 178,000        October 29, 1998
                30,000           1.00             30,000 (E)                   -        September 15, 1997
                75,000           1.00                  -                  75,000        February 9, 1999
                 5,000           1.00                  -                   5,000        October 29, 1999
                 5,000           1.00                  -                   5,000        September 8, 2000
               350,000           1.00                  -                 350,000        January 3, 2001
               -------                            ------                 -------
               693,000                            80,000                 613,000
               =======                            ======                 =======

 .. 3 ..

6.   Commitments and Contingent Liabilities

     (a) See Note 3 - royalty commitments in connection with the Rand Cam/Direct Charge Engine and AVFS.

     (b) The Company is committed to pay project management fees and rent and secretarial fees totalling $36,000 per annum to a Company controlled by the president of the Company.

     (c)  See Note 5 for commitments to issue shares.

     (d) The Company is committed to fund 50% of the further development of the Engine.

     (e) The Company is committed to issue 50,000 shares to its parent company shareholder as a reimbursement of 50,000 shares the parent transferred to a supplier of market development services pursuant to a performance stock plan.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

The Company was incorporated in the State of Oregon, USA on July 27, 1992 and is in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam(TM)/Direct Charge Engine ("The Engine"), which is a variation of the original Rand Cam(TM) Engine. The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("REGI") which controls the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, effective May 1, 1993, whereby it will fund 50% of the further development of The Engine and REGI will fund 50%.

The Company also acquired the world-wide marketing and intellectual rights, other than Canada, to the Air/Vapor Flow System ("AVFS").

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

Progress Report from May 1, 1997 to March 6, 1998
-------------------------------------------------

On May 22, 1997, the Company announced that Paul Lamarche reported that a successful Diesel Engine Compressor Test was completed on May 21, 1997.

This test gave 45 PSI at 450 RPM and 75 PSI at 700 RPM. The total motoring time was approximately 12 hours. This gave the engine time to warm up to approximately 125 degrees. All parts in the engine were stable before and after the test.

The next step is to further seal the combustion chamber. At that time we will decide whether to start the engine on gasoline or continue to tighten-up the combustion chamber to reach the required amount of compression to run on diesel which is 140 PSI and up. This will take approximately 2 1/2 weeks to complete.

On November 3, 1997, the Company announced that testing on the Diesel engine recommenced after several modifications.

 .    145 PSI has been achieved which should be sufficient compression to fire up the diesel.
 .    Added a 471, GM blower, a super charger to increase the compression.
 .    The hardware components are in excellent condition.

The compression will be increased by properly adjusting the pre-design spacers at which time testing will resume on the Diesel engine.

On November 20, 1997, the Company announced that Ford Motor Company has approved a budget for developing a program to test and build a Rand Cam(TM) oil pump prototype for their new automotive transmission.

The Company's engineer, Paul Lamarche, has received the specifications from Ford to fabricate a transmission oil pump to test the efficiency of the Rand Cam (TM) cycle.

The major advantages of our Rand Cam(TM) design are the small size, ability to have multiple pressures in one pump and being able to turn off one half of the pump when a predetermined RPM has been achieved to save on fuel consumption.

The prototype for testing is scheduled to be completed in early 1998 and will be optimized on the test stand at the Ford lab, which will certify all data.

On January 6, 1998 the Company announced that the Rand Cam(TM) Rotary Scooter Engine was successfully test fired on the new ignition system, which was designed by our engineering team. The system fired in all chambers on both sides. The positive aspect is that our ignition system is capable of operating at the demand rate of the sixteen combustions per revolution versus the eight combustions for two revolutions on the existing piston engine used today. The Rand Cam(TM) Motor Scooter Engine will be a lightweight, smooth and quiet running motor and very inexpensive to maintain and manufacture.

On February 18, 1998 the Company advised that the design of the special transmission oil pump for automobiles is scheduled for completion during March 1998 for prototype fabrication and testing.

On February 18, 1998 Paul Lamarche, reported that the heavy duty test fixture would soon be operational to test the diesel engine prototype, which will be used to test the Rand Cam(TM) Scooter Engine, the air conditioning compressors and any foreseeable new development programs. The 100 horsepower electric motor will be operational with fully variable speeds from 0 - 200 RPM.

Discussions with major utility customer for large Rand Cam(TM) engines for power generation are progressing extremely well. A special large Rand Cam(TM) Diesel Engine has been designed for these applications along with existing technologies. Quoting from an internal memorandum prepared by the customer "Typically recent improvements in these generators' Fuel Cells, microturbines, piston type internal combustion engines "tend to be continuous and incremental with each advance becoming more challenging as fundamental design limitations are approached. The Rand Cam(TM) rotary engine presently under advanced development, is a total departure from conventional internal combustion engine design and does not face these fundamental limitations. In my opinion, Rand Cam(TM) powered generators will shortly establish a new and significantly higher benchmark of overall performance and cost".

Discussions with a company that exports small power generation systems are progressing with a new air cooled Rand Cam(TM) diesel engine design.

Discussions with a manufacturer of heavy duty vehicular air conditioning systems are underway with a meeting scheduled for March 1998. This concern is also interested in manufacturing other Rand Cam(TM) devices as a subcontractor to the Company.

Initial discussions are underway for a special pump for an aerospace application with a major aerospace equipment manufacturer.

Testing is continuing at Adiabatics, Inc. on the 10 horsepower Tecumseh engine. All of the testing to date has shown an improvement in fuel economy of 20% to 30%. Emission testing is currently underway.

On June 24, 1997, the Company announced that an agreement had been signed with John Weston, the inventor of the Air/Vapour Flow System ("AVFS") to acquire the US rights to his invention.

The principal objective of the invention is to provide a process for operating a gasoline or like fuel engine to eliminate unburned liquid fuel in its exhaust thereby greatly reducing the harmful carbon monoxide emissions that pollute the atmosphere. Another objective of this invention is to increase fuel economy by the efficient method of burning vaporized gas.

On September 2, 1997, the Company announced that the latest test results for its AVFS reduced hydrocarbon (HC) emissions by 75% and carbon monoxide (CO) by more than 50% compared to a standard carburetor.

The AVFS can reduce the hydrocarbon and carbon monoxide emissions produced by internal combustion engines by more than 50%. The device provides the engine with vaporized fuel rather than liquid gasoline, causing it to run cleaner. The system runs without a carburetor, fuel injector or fuel pump.

Our latest tests show that our technology permits gasoline engines to run much cleaner, significantly reducing hydrocarbon and carbon monoxide pollution. In addition, our AVFS is relatively simple to manufacture. We are capable of taking it to the mass production stage within a year.

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

In tests conducted using a Kawasaki 1400 Watt, single cylinder, four-cycle electrical generator engine, the AVFS reduced hydrocarbons (HC) up to 74%, reduced carbon monoxide (CO) up to 44% and reduced fuel consumption by as much as 30% according to Badgley. Tests were conducted at Adiabatics, Inc., a Columbus, IN based advanced engine research facility.

The Company expects that automotive manufacturers will also consider the technology as well because the AVFS:

 .    May be an answer to one of the world's most serious pollution problems.
 .    Is simple and inexpensive to manufacture, replace and maintain.
 .    Is easily retrofitted on today's internal combustion engines.
 .    Could result in manufacturing cost savings for internal combustion engines.
 .    Could lengthen the life of an internal combustion engine.

By News Release dated January 12, 1998 the Company announced that it had assigned to REGI U.S. Inc., the world-wide rights, exclusive of Canadian rights, to the AVFS. The decision to assign such right was based on the fact the Company experienced delays in obtaining Vancouver Stock Exchange approval to the acquisition and, rather than losing the rights altogether, the Company elected to transfer the rights to an affiliated company. The Company did retain the Canadian rights to the AVFS, in exchange for US$13,500, which amount was previously advanced by the Company.

The Company has received $500,000 pursuant to a units offering of 500,000 units at $1.00 per unit. Each unit consisting of one common share and one warrant to acquire one additional share at $1.00 per share during the first year or $1.25 per share during the second year. The Company will use these funds to pay down accounts payable and to complete the development of the Rand Cam (TM) Compressor and Diesel Engine prototypes for demonstration purposes to potential license and/or joint venture companies.

Results of operations for the nine months ended January 31, 1998 compared to the nine months ended January 31, 1997
--------------------------------------------------------------------------------

There were no revenues from product licensing during the periods.

The net loss in 1998 was comparable to the net loss in 1997. Administrative expenses decreased by $92,000 to $97,000 as compared to $189,000 in 1997. The major components of this decrease was due to a decrease in office, rent and telephone by $8,000 to $7,000 as compared to $15,000 in 1997; professional fees decreased by $55,000 to $21,000 as compared to $77,000 in 1997. During 1998, research and development costs increased by $69,000 to $269,000 compared to $200,000 in 1997. The increase was due to $100,000 paid for market development during September and October 1997 paid for with shares pursuant to a performance stock plan.

Liquidity
---------

During the nine months ended January 31, 1998, the Company financed its operations from proceeds from a convertible debenture whereby the Company received $50,000. The Company received $5,000 and issued 50,000 shares at $0.10 per share pursuant to options exercised. The Company received $434,000 and issued 434,000 shares pursuant to a units offering at $1.00 per unit. On March 3, 1998, the Company raised an additional $66,000 to complete the 500,000 unit offering.

The Company's financial resources, including an opening cash balance as at April 30, 1997 of $1,000, totalled $490,000. Cash used, as a result of the net loss for the period, totalled $343,000, after adjustments to reconcile net loss to cash. During the period the Company spent $99,000 on patent protection costs and cash payments for acquisition of the AVFS. After the above cash outflows the Company was left with $55,000 as at January 31, 1998. These funds, together with the additional $66,000, will be used for further development of the Rand Cam(TM) Engine, the AVFS and to pay down accounts payable totalling $46,000. The $62,000 owing to an affiliate will be paid for when the Company issues 50,000 shares to the affiliate as reimbursement for shares it transferred to a supplier of market development services. (See Note 6(e) to the financial statements).

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


Dated: March 6, 1998                REGI U.S., INC.


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