Form 10KSB40
period 1998-04-30
REGI U S INC
filed 1998-08-13
CIK 922330

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        _______________________________

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           THE SECURITIES ACT OF 1934

                    For the Fiscal Year Ended April 30, 1998

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

          Common Stock, no par value                    None

          Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X
          -

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. X
                  -

          The registrants revenues for its most recent fiscal year were:  nil.

          The Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1998, computed by reference to the price at which the stock was sold on that date: $2,582,485.

          The number of shares outstanding of the registrant's Common Stock, no par value, as of June 30, 1998 was 9,248,300.

          Documents incorporated by reference:  None
________________________________________________________________________________

                                REGI U.S., INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

PART I                                                                                    Page
                                                                                          ----
Item           1.   Business...........................................................      3
Item           2.   Property...........................................................     12
Item           3.   Legal Proceedings..................................................     12
Item           4.   Submission of Matters to a Vote of Security Holders................     12

PART II

Item           5.   Market for Common Equity and Related Stockholder Matters...........     13

Item           6.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..............................................     14

Item           7.   Financial Statements...............................................     17

Item           8.   Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure...........................................     29

PART III

Item           9.   Directors and Executive Officers of the Registrant; Compliance With
                    Section 16(a) of the Exchange Act..................................     30

Item          10.   Executive Compensation.............................................     31
Item          11.   Security Ownership of Certain Beneficial Owners and Management.....     33
Item          12.   Certain Relationships and Related Transactions.....................     34
Item          13.   Exhibits and Reports on Form 8-K...................................     36

ITEM 1.   BUSINESS
-------   --------

GENERAL

     The Company was organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, the Company's name was officially changed by majority shareholder vote to REGI U.S., Inc. The Company is controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("RAND"), which, in turn, is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech"). The Company is engaged in the business of developing and building an improved axial vane-type rotary engine known as the Rand Cam/Direct Charge Engine ("RC/DC Engine"), which is a variation of the Rand Cam Rotary Engine, an axial vane rotary engine ("Original Engine"). The worldwide, exclusive of the United States, intellectual and marketing rights to the RC/DC Engine are held by RAND. The Company holds the rights to develop, build and market the RC/DC Engine design in the U.S. pursuant to an agreement with RAND. Under a project cost sharing agreement entered into with RAND effective May 1, 1993, each company will fund 50% of the continuing development cost of the RC/DC Engine.

     The Company's principal offices are located at 10751 Shellbridge Way, Suite 185, Richmond, British Columbia V6X 2W8, Canada. Its telephone number is (604) 278-5996 and its telefacsimile number is (604) 278-3409.

     In order to fully effect its intended plan of operations, the Company will likely need to raise additional capital in the future beyond any amount currently on hand and which may become available as a result of the exercise of warrants and options which are currently outstanding.

PRODUCTS

     History
     -------

     The Company is engaged in the business of developing and building an improved axial vane-type rotary engine known as the RC/DC Engine, which is a variation of the Original Engine. The Original Engine is an axial vane rotary engine, the worldwide marketing rights to which are held by RAND. A United States patent was issued for the RC/DC Engine on July 4, 1995, and assigned to the Company. Since no marketable product has yet been developed, the Company has received no revenues from operations.

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

     Pursuant to an agreement dated October 20, 1986 among Reg Tech, Rand Cam Corp. and James McCann, Reg Tech agreed to acquire a 40% voting interest in a new corporation to be incorporated to acquire the rights to the Original Engine. The new corporation was RAND. Reg Tech acquired the 40% voting interest in RAND in consideration of the payment of $250,000.

     Pursuant to an agreement made as of the 27th day of April, 1993 among Reg Tech, Rand Cam Corp., RAND and James McCann, Reg Tech acquired an additional 330,000 shares (11%) of RAND from Rand Cam Corp. to increase its investment to 51%.

     On August 20, 1992, the Company entered in an agreement with RAND and Brian Cherry (the "August 1992 Agreement") under which the Company issued 5,700,000 shares of its Common Stock at a deemed value of $0.01 per share to RAND in exchange for certain valuable rights, technology, information, and other tangible and intangible assets, including improvements, relating to the United States rights to the Original Engine. RAND's president is also the president of the Company and its Vice President and Secretary is also a director of the Company. The terms of the agreement were negotiated between the parties and were deemed to be mutually advantageous based upon conditions and circumstances existing at the time.

     Also in August 1992, the Company sold 300,000 shares of its Common Stock at $0.01 per share to Brian Cherry.

     In an agreement dated April 13, 1993 among the Company, RAND, Reg Tech and Brian Cherry (the "April 1993 Agreement") and made as an amendment to a previous Amendment Agreement dated November 23, 1992 between RAND, Reg Tech and Brian Cherry and an original agreement dated July 30, 1992 between RAND, Reg Tech and Brian Cherry, Cherry agreed to: (a) sell, transfer and assign to RAND worldwide rights, except for the United States, to all of his right, title and interest in and to the technology related to the RC/DC Engine (the "Technology"), including all pending and future patent applications in respect of the Technology, together with any improvements, changes or other variations to the Technology;
(b) sell, transfer and assign to the Company United States of America rights to all of his right, title and interest in and to the Technology, including all pending and future patent applications in respect of the Technology, together with any improvements, changes or other variations to the Technology. On November 9, 1993, in consideration for this transfer of the Technology, Brian Cherry was issued 100,000 shares of Reg Tech with a deemed value of $200,000.

     A final provision of the April 1993 Agreement assigns and transfers ownership to the Company of any patents, inventions, copyrights, know-how, technical data, and related types of intellectual property conceived, developed or created by RAND or its associated companies either prior to or subsequent to the date of the agreement, which results or derives from the direct or indirect use of the Original Engine and/or RC/DC Engine technologies by RAND.

     Pursuant to a letter of understanding dated December 13, 1993 among the Company, RAND and Reg Tech, as grantors, and West Virginia University Research Corporation ("WVURC"), the grantors agreed that WVURC shall own 5% of all patented technology relating to the Original Engine and the RC/DC Engine. WVURC performed extensive analysis and testing on the RC/DC engine. WVURC will provide continued support and development of the RC/DC Engine including research, development, testing evaluation and creation of intellectual property. In addition WVURC will introduce the Company to potential customers and licensees. The Company also will be entitled to all additional intellectual property developed by WVURC relating to the RC/DC Engine.

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

     Diesel Engine
     -------------

     Reg Tech's heavy duty test fixture is now operational to test the diesel engine prototype. The tests will include using natural gas and/or propane on the RC\DC Engine. This will also be used to test other RC\DC Engine applications such as the air-conditioning compressors and any foreseeable new development programs. The 100 horsepower electric motor is now operational with fully variable speeds from 0 - 2000 RPM.

     The Company is currently negotiating a joint venture agreement with one of the largest manufacturers of air-conditioning systems to develop and manufacture a working prototype Rand Cam compressor for air-conditioning systems for buses.

     Two prototypes were built by the WVURC to run on gasoline. Testing on these prototypes suggested that the concept is fundamentally sound and that with a program of engine review, design, testing and development, a technically successful range of engines can be developed. The current prototype design for the diesel engine was designed by a consortium consisting of Alliant Techsystems (formerly Hercules Aerospace Company) ("Alliant"), WVURC and the Company. Alliant was involved in the design and development including drawings for the RC/DC diesel engine. In addition Alliant performed extensive analysis on the diesel engine including bearings, cooling, leakage, rotor, vanes, housing, vane tip heating, geometry and combustion. This engine is being designed as a general purpose power plant for military and commercial applications.
Prototypes of the diesel engine have been assembled and tested.

     On OCTOBER 1, 1996, the Company announced the results of tests performed at
        ----------------
Adiabatics Inc. in Columbus, Indiana (an experienced engine research and testing company). In general, these results were favorable and led to modifications of the prototype. Subsequently, the Company reported a successful Diesel Engine Compression Test in May, 1997.

     Motor Scooter Project
     ---------------------

     On JANUARY 6, 1998, the Company announced that the RC\DC Scooter Engine was
        ----------------
successfully test fired on the new ignition system which was designed by its engineering team.

     The system fired in all chambers on both sides. The positive aspect of this test is that the ignition system is capable of operating at the demanding rate of the sixteen combustions per revolution versus the eight combustions for two revolutions on the existing piston engine used today.

     The RC\DC Scooter engine will be a light weight, smooth and quiet running motor and very inexpensive to maintain and manufacture.

     Also, the RC\DC Scooter Engine prototype required equipment has been fabricated and acquired. The RC\DC Scooter Engine will weigh approximately 15-20 pounds and generate 20 HP. The Company has received inquiries from manufacturers regarding the possibility of including the Motor Scooter Engine in lightweight and inexpensive vehicles. There is no assurance, however, that the Company will enter into an agreement with anyone to manufacture the Motor Scooter engine.

     Compressor Prototype
     --------------------

     The compressor prototype has been completed and testing has commenced in the ETL labs in Cortland, NY (an experienced compressor testing company). The compressor is being built for an automobile air-conditioning unit. In April, 1997, the Company announced that the phase I aluminum compressor was rebuilt to have "Skates" introduced to guide the vanes through the pin track and to have vane seals to insure sealing during expansion of the housing. Tests at 2500 RPM at a pressure of 160 psi indicated that all parts were in excellent condition. Additional tests involving higher RPM will be conducted at the ETL facilities.

     Air\Vapor Flow System
     ---------------------

     In JUNE 1997, the Company announced that it had reached an agreement with John Weston ("Weston") to acquire the US rights to his invention, the Air/Vapor Flow System (the "AVFS"). The objective of this invention is to reduce harmful carbon monoxide emissions by eliminating unburned liquid fuel in the exhaust. Weston was paid $50,000 plus 200,000 shares of the Company. In December 1997 the Company acquired the worldwide rights (exclusive of Canada) to the AVFS for a subsequent payment of $36,500 plus an additional 200,000 shares. The Company agreed to pay to Weston 8.5% of net sales derived from the AVFS together with a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly.

     On SEPTEMBER 2, 1997, the Company announced that test results for the AVFS reduced hydrocarbon emissions by 75% and carbon monoxide by over 50% compared to a standard carburetor.

     The AVFS is capable of reducing the hydrocarbon and carbon monoxide emissions produced by internal combustion engines by more than 50%. The AVFS provides the engine with vaporized fuel rather than liquid gasoline, causing it to run cleaner. The system runs without a carburetor, fuel injector or fuel pump.

     The latest tests show that the AVFS permits gasoline engines to run much cleaner, significantly reducing hydrocarbon and carbon monoxide pollution. In addition, the AVFS is relatively simple to manufacture. The Company believes it is capable of taking it to the mass production stage in about a year.

     First applications will be in the area of small internal combustion engines powering lawn mowers, weed eaters, and similar devices. Such engines are a major source of air pollution created by excess exhaust emissions. Future applications will be in the area of internal combustion engines powering automobiles, trucks and buses.

     A series of tests on the AVFS was run by Adiabatics, Inc. on August 26, 1997. The AVFS provided vaporized fuel to a Kawasaki GA 1400A Portable Generator Set. Emissions were measured by a complete emissions cart containing Beckman test equipment.

     In half the tests, the Kawasaki engine was provided liquid gasoline by a conventional carburetor. In the other half, the AVFS replaced the carburetor. All other facts were kept equal. The generator was first run equipped with the standard carburetor at idle and at a fixed high load using light bulbs to load the generator and reading the voltage and current delivered by the generator. Fuel consumption was measured by using a calibrated pipette directly feeding the carburetor inlet. Exhaust emissions were collected using a heated sample line running to the Beckman emission cart. Tests were repeated using the AVFS.

Test results are shown in the following table:

                    HC(ppm)            CO(ppm)          CO\\2\\(%)   O\\2\\(%)   NO\\x\\(ppm)

CARBURETOR

No Load           less than 40     greater than 6000        7.61         5.2         44.6
No Load           less than 40     greater than 6000        7.82         5.1         48.2
1190 Watts        7742             greater than 6000        8.89         3.9         127.8
1190 Watts        6332             greater than 6000        8.97         3.8         134.3

FUEL CELL

No Load           less than 40     5526                     9.18         8.8         24.9
No Load           less than 40     5147                     8.96         9.1         27.3
1190 Watts        2536             5934                     12.58        2.7         942.5
1190 Watts        1992             2766                     12.47        4.4         932.5
1190 Watts        1716             2448                     12.3         3.1         855
1190 Watts        1432             2512                     11.5         5.1         610

     On MARCH 12, 1998, the Company announced the following test results as
       ---------------
reported by Patrick Badgley.

     The latest round of AVFS testing on the 10 horsepower Tecumseh engine has been completed by Adiabatics, Inc. The following is a summary of the latest test data where the power output is the same for the AVFS and the standard carburetor fuel system:

                Head Temp    Exh. Temp      CO2       HC       NOX       O2       Load     Fuel Flow       BSFC
                 (deg F)      (deg F)
                                            (%)       PPM     (ppm)     (%)     (in-lbs)    (lbs/hr)    (lbs/hp/hr)
Stock AVFS         258         1074        10.62      131     34.2      0.55       177        5.00         0.636
                   269         1096         9.14       66     27.6      0.72       177        4.92         0.625

% Change           4.3            2          -14    -49.6    -19.3      30.9                  -1.6          -1.6

     .  HYDROCARBONS WERE CUT IN HALF with the AVFS
     .  OXIDES OF NITROGEN WERE REDUCED BY ABOUT 20 PERCENT
     .  Fuel Consumption was improved

Automotive manufacturers may also consider the AVFS technology because of the following:

     . May be an answer to one of the worlds most serious pollution problems . Is simple and inexpensive to manufacture, replace and maintain
     .  Is easily retrofitted on today's internal combustion engines
     . Could result in manufacturing cost savings for internal combustion engines
     .  Could lengthen the life of an internal combustion engine

     Oil Pump Project
     ----------------

     On NOVEMBER 20, 1997, the Company announced that Ford Motor Company has
        -----------------
approved a budget for developing a program to test and build a Rand Cam oil pump prototype for their new automotive transmission.

     On JUNE 1, 1998, the Company announced that the design of the special
       -------------
transmission oil pump for automobiles is now completed for prototype fabrication and testing has commenced

     The major advantages of the Rand Cam design are the small size, ability to have multiple pressures in one pump and being able to turn off one half of the pump when a predetermined RPM has been achieved to save on fuel consumption.

     Large Diesel Engine
     -------------------

     Discussions with a major utility customer for large RC\DC Engines for power generation are progressing favorably. A special large RC\DC Diesel Engine has been designed for these applications along with existing technologies. Quoting from an internal memorandum prepared by this customer "typically recent improvements in these generators fuel cells, microturbines, piston type internal combustion engines tend to be continuous and incremental with each advance becoming more challenging as fundamental design limitations are approached. The RC\DC rotary engine presently under advanced development is a total departure from conventional internal combustion engine design and does not face these fundamental limitations. In my opinion RC\DC powered generators will shortly establish a new and significantly higher benchmark of overall performance and cost".

     Other Products
     --------------

     Discussions with a company that exports small power generation systems are progressing with a new air cooled RC\DC diesel engine design.

     Discussions with a manufacturer of heavy duty vehicular air-conditioning systems are underway.

     Initial discussions are underway for a special pump for an aerospace application with a major aerospace equipment manufacturer.

     Testing is continuing at Adiabatics, Inc. on the 10 horsepower Tecumseh engine. All of the testing to date has shown an improvement in fuel economy of twenty to thirty percent. Emission testing is currently underway.


RISK FACTORS

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

     The profitability and survival of the Company will depend upon its ability to develop a technically and commercially feasible product which will be accepted by end users. The RC/DC Engine which the Company is developing must be technologically superior or at least equal to other engines that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If it is not able to achieve this condition or if it does not remain technologically competitive, the Company may be unprofitable and investors could lose their entire investment. There can be no assurance that the Company or potential licensees will be able to achieve and maintain end user acceptance of its engine.

     While market acceptance of a new type of engine could be difficult to achieve, once accepted, such an engine could have a potential market of hundreds of thousands of units per year. The Company has not conducted a formal market survey but statistics available on the aircraft, marine and industrial markets alone indicate an annual market potential of more than one hundred million dollars. The two prototypes are being used as demonstrators to prove that the Technology works and can be used in other engines. For example Alliant looked at all engine applications for the RC/DC Engine. Based on the market potential, the RC\DC Engine is well suited for application to internal combustion engines, pumps and compressors and expansion engines, such as turbines and other piston engine applications. The mechanism can be scaled to match virtually any size requirement. This flexibility opens the door to large markets being developed. The Company is currently testing prototypes for these products. The Company's strategy is to develop engines and compressors for low to medium horsepower applications, then apply the Technology to larger applications. The Company plans to then license the Technology or enter into joint venture arrangements for other specific applications. The licensee or joint venture partners will then provide funding for research and development of the specific applications.

     A "Technology Evaluation" report was prepared on the RC/DC Engine dated May 19, 1993 by Patrick R. Badgley formerly of Adiabatics, Inc. This evaluation concludes that the engine concept is sound and has numerous advantages over current engines. At the time of the report, Mr. Badgley was director of research and development at Adiabatics, Inc. Mr. Badgley is now a Vice President of the Company. The Company believes the conclusions contained in the report are still valid.

ROYALTY PAYMENTS

     The August 1992 Agreement calls for the Company to pay semi-annually to RAND a royalty of 5% of any net profits to be derived by the Company from revenues received as a result of its license of the Original Engine. The August 1992 Agreement also calls for the Company to pay semi-annually to Brian Cherry a royalty of 1% of any net profits to be derived by the Company from revenue received as a result of its licensing of the Original Engine.

     Other provisions of the April 1993 Agreement call for the Company (a) to pay to RAND a continuing royalty of 5% of the net profits derived from the Technology by the Company and (b) to pay to Brian Cherry a continuing royalty of 1% of the net profits derived from the Technology by the Company.

     Pursuant to the letter of understanding dated December 13, 1993 among the Company, RAND, Reg Tech and WVURC, WVURC will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology relating to the Original Engine and the RC/DC Engine.

     No royalties are to be paid to Alliant or Adiabatics, Inc.

     Pursuant to its agreement with Weston, the Company agreed to pay to Weston 8.5% of net sales derived from the AVFS together with a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly.

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

The following marketing activities are all currently underway.

     . LARGE ELECTRICAL POWER GENERATION - Discussions with a major utility customer for large RC\DC engines for power generation are continuing. This potential customer is asking for answers to specific questions concerning comparisons to existing reciprocating engine generator sets in the area of emissions and fuel consumption. These answers are being prepared by Patrick Badgley.

     . AIR CONDITIONING COMPRESSOR - Discussions with a manufacturer of heavy-duty vehicular air conditioning systems are continuing. The Company will be presenting them with a compressor proposal as well as exploring the possibility of having them manufacture other RC\DC Engines as a manufacturing partner.

     . PUMP - The design of the special transmission oil pump for Ford Motor Company is proceeding with a manufacturing "stack-up" being performed by Ford engineers. Prototype manufacturing is expected to completed shortly at which point it will be delivered to Ford for their testing.

RESEARCH AND DEVELOPMENT

     The basic research and development work on the RC/DC Engine is being coordinated and funded by Reg Tech and funded as to 50%.

     The Company plans to contract with outside individuals, institutions and companies to perform most of the additional research and development work which it may require to benefit from its rights to the RC/DC Engine.

     Development work on the application of the RC\DC engine design in automobile air conditioner compressors is being completed by Aerotech Driveline, a design firm in Detroit, Michigan under contract with Reg Tech.

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

PATENT INFORMATION

     U.S. patent No. 5,429,084 was granted on July 4, 1995 to the inventor, Brian Cherry, Patrick Badgley and four other individuals for various improvements incorporated in the RC/DC Engine. The patent has been assigned to the Company. U.S. Patent 4,401,070 for the Original Engine was issued on August 30, 1983 to James McCann and the marketing rights are held by RAND.

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

WORKING CAPITAL REQUIREMENTS

     Because the Company is not yet producing and selling any products, working capital requirements relative to production, inventory and accounts receivable are not relevant. Working capital requirements for day-to-day operations and the continuation of research and development activities have been provided from equity capital and advances from related parties including Reg Tech and RAND.

     Until such time as the Company is able to obtain revenues from licensing production rights to the RC\DC Engine or from some related activities it will most likely need to rely on additional equity capital or debt capital, if available. RAND and Reg Tech will jointly provide the necessary funds for the development of the RC/DC Diesel Engine prototype and the other operations of the Company until joint venture or license agreements can be completed.

     The Company expects that it may receive additional capital as the result of the sale of shares of Common Stock either through private placements or public offerings and through the exercise of outstanding options and warrants. RAND has agreed to sell sufficient shares of Common Stock, under Rule 144, as necessary to fund the operations of the Company.

BUSINESS SUBJECT TO RENEGOTIATION

     The Company currently has no business or contract subject to renegotiation with any agency of the U.S. Government and does not expect to have any during the fiscal year ending April 30, 1999.

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

EMPLOYEES

     The Company currently has two full-time contractors directly involved in technical development work on the RC/DC Engine. The Company expects to hire additional employees for those positions which it deems necessary to fill, as needs arise. Most additional employees are expected to be in technical and licensing/marketing positions.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year ended April 30, 1998.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------

     There is a limited public market for the Common Stock of the Company which currently trades on the OTC Bulletin Board under the symbol "RGUS" where it has been traded since September 21, 1994. The Common Stock has traded between $.75 and $6.75 per share since that date.

     The following table sets forth the high and low prices for the Company's Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                                                   Bid Price                          Asked Price
                                                            High              Low                High            Low
                                                            ----              ---                ----            ---
Quarter ended October 31,  1994                            none reported                        none reported
Quarter ended January 31,  1995                            $ 3.00            $  1.25            $ 3.375         $ 2.40
Quarter ended April 30,  1995                              $ 3.00            $  1.25            $ 3.375         $ 2.25
Quarter ended July 31,  1995                               $ 2.50            $  1.75            $ 2.875         $ 2.00
Quarter ended October 31, 1995                             $ 2.75            $  1.875           $ 2.75          $ 2.12
Quarter ended January 31, 1996                             $ 6.75            $  2.4375          $ 6.62          $ 2.56
Quarter ended April 30, 1996                               $ 6.25            $  3.75            $ 6.62          $ 4.00
Quarter ended July 31, 1996                                $ 4.00            $  3.37            $ 4.37          $ 3.56
Quarter ended October 31, 1996                             $ 3.37            $  1.62            $ 3.56          $ 1.73
Quarter ended January 31, 1997                             $ 2.06            $  1.43            $ 2.18          $ 1.62
Quarter ended April 30, 1997                               $ 1.87            $  0.75            $ 1.93          $ 0.93
Quarter ended January 31, 1998                             $ 1.812           $   .937           $ 1.968         $ 1.093
Quarter ended April 30, 1998                               $ 1.531           $  1.00            $ 1.656         $ 1.125

As of June 30, 1998, there were 9,248,300 shares of Common Stock outstanding, held by 161 shareholders of record.

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

UNREGISTERED SECURITIES ISSUED OR SOLD WITHIN ONE YEAR.

     In June 1997, the Company sold, in a private placement, 35,000 shares of Common Stock at a price of $1.00 per share to 2 accredited investors. These transactions were exempt from registration under the Act by reason of Section 4(2) thereof and Rule 505 of Regulation D. Each certificate representing shares issued to the investors in this private placement bears a legend restricting transfer.

     In December 1997, the Company sold, in a private placement, $10,000 in aggregate principal amount of its 8

3/4% of Convertible Debentures due June 15, 2000. Each Debenture is convertible into Common Stock of the Company at any time at or prior to maturity at a conversion price of $1.25 per share up to June 15, 1998; at $1.50 from June 16, 1998 to June 15. 1999, and at $1.75 from June 16, 1999 to June 15, 2000. In the event the shares of Common Stock are trading below $2.00 per share any consecutive ten trading day period during the period May 15, 2000 to June 15, 2000, the conversion price on June 15, 2000 shall be 80% of the average closing bid price of Common Stock over said ten day trading period to 2 accredited investors. These transactions were exempt from registration under the Act by reason of Section 4(2) thereof and Rule 506 of Regulation D. Each certificate representing debentures issued to the investors in this private placement bears a legend restricting transfer.

     In December 1997, the Company sold, in a private placement, 480,000 Units at a price of $1.00 per Units to 13 accredited investors. Each Unit consists of one share of Common Stock and one Warrant allowing the holder to purchase an additional share of Common Stock at $1.00 during the first year following the issue date, and $1.25 per share during the second year following the issue date. The purchasers of these Units were, in the opinion of management, fully informed with respect to the financial position, business and prospects of the Company. These transactions were exempt from registration under the Act by reason of
Section 4(2) thereof and Rule 506 of Regulation D. Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Management's Discussion
-----------------------

   The Company was incorporated in the State of Oregon, on July 27, 1992 and is in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the RC\DC, which is a variation of the Original Engine. The world-wide marketing and intellectual rights, other than the U.S., are held by Rand which controls the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, effective May 1, 1993, whereby it will fund 50% of the further development of RC\DC Engine and RAND will fund 50%.

   The Company has the world-wide marketing and intellectual rights, other than Canada, to the AVFS.

   In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenue. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and develop the market for its products.

Progress Report from May 1, 1997 to April 30, 1998
--------------------------------------------------

     On MAY 22, 1997, the Company announced that a successful RC\DC Diesel
       -------------
Engine Compressor Test was completed.

     This test gave 45 PSI at 450 RPM and 75 PSI at 700 RPM. The total motoring time was approximately 1 1/2 hours. This gave the engine time to warm up to approximately 125 degrees. All parts in the engine were stable before and after the test.

     The next step is to further seal the combustion chamber. At that time the Company will decide whether to start the engine on gasoline or continue to tighten-up the combustion chamber to reach the required amount of compression to run on diesel which is 140 PSI and up. This will take approximately 2 1/2 weeks to complete.

     On NOVEMBER 3, 1997, the Company announced that testing on the RC\DC Diesel
        ----------------
Engine recommenced after several modifications.

 .    145 PSI was achieved which should be sufficient compression to fire up the diesel.
 .    the addition of a super charger to increase the compression.
 .    The hardware components are in excellent condition.

     The compression will be increased by properly adjusting the pre-design spacers at which time testing will resume on the RC\DC Diesel Engine.

     On NOVEMBER 20, 1997, the Company announced that Ford Motor Company had
        -----------------
approved a budget for developing a program to test and build a Rand Cam oil pump prototype for their new automotive transmission.

     The Company's engineer, Paul Lamarche, received the specifications from Ford to fabricate a transmission oil pump to test the efficiency of the Rand Cam cycle.

     On JANUARY 6, 1998, the Company announced that the RC\DC Scooter Engine was
        ---------------
successfully test fired on the new ignition system, which was designed by the Company's engineering team. The system fired in all chambers on both sides. The positive aspect is that the ignition system was capable of operating at the demand rate of the sixteen combustions per revolution versus the eight combustions for two revolutions on the existing piston engine. The RC\DC Scooter Engine will be a lightweight, smooth and quiet running motor and very inexpensive to maintain and manufacture.

     In JUNE 1997, the Company announced that it had reached an agreement with
       ----------
John Weston ("Weston") to acquire the US rights to his invention, the Air/Vapor Flow System (the "AVFS"). The objective of this invention is to reduce harmful carbon monoxide emissions by eliminating unburned liquid fuel in the exhaust. Weston was paid $50,000 plus 200,000 shares of the Company. In December 1997 the Company acquired the worldwide rights (exclusive of Canada) to the AVFS for a subsequent payment of $36,500 plus an additional 200,000 shares. The Company agreed to pay to Weston 8.5% of net sales derived from the AVFS together with a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly.

     On SEPTEMBER 2, 1997, the Company announced that the latest test results
        -----------------
for the AVFS reduced hydrocarbon (HC) emissions by 75% and carbon monoxide (CO) by more than 50% compared to a standard carburetor.

     The AVFS can reduce hydrocarbon and carbon monoxide emissions produced by internal combustion engines by more than 50%. The device provides the engine with vaporized fuel rather than liquid gasoline, causing it to run cleaner. The system runs without a carburetor, fuel injector or fuel pump.

     The latest tests show that the AVFS technology permits gasoline engines to run much cleaner, significantly reducing hydrocarbon and carbon monoxide pollution. In addition, the AVFS is relatively simple to manufacture. The Company believes that it is capable of taking it to the mass production stage within a year.

     First applications will be in the area of small internal combustion engines powering lawn mowers, weed eaters, and similar devices. Such engines are a major source of air pollution created by excess exhaust emissions. Future applications will be in the area of internal combustion engines powering automobiles, trucks and buses.

     On NOVEMBER 21, 1997, the Company announced the latest results for the
        -----------------
AVFS. The device consistently showed significant advantages over a conventional fuel system in closely controlled tests.

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

     The Company has the following warrants outstanding:

          (i) A total of 361,000 shares are reserved for the exercise of warrants at $2.50 per share expiring August 16, 1998 and a total of 434,000 shares are reserved for the exercise of warrants at $1.00 per share expiring in November, 1998 and $1.25 per share expiring in November, 1999.

          (ii) A total of $500,000 has been received pursuant to a private placement and foreign offering of 500,000 units at $1.00 per unit. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share expiring one year after receipt of funds and $1.25 per share expiring two years after.

Results of operations for fiscal 1998 compared to fiscal 1997
-------------------------------------------------------------
There were no revenues from product licensing during the years.

The net loss in 1998 increased by $70,000 to $581,000 compared to $510,000 in 1997. The increased net loss in 1998 was due to a $72,000 increase in administrative expenses. The majority of this increase was due to the issuance of 125,000 shares at a total deemed value of $170,000 to a financial consulting firm which was classified under investor relations compared to nil in 1997. All other investor relations activities amounted to $100,000 in both 1998 and 1997. Professional fees decreased by $75,000 to $28,000 as compared to $103,000 in 1997. This decrease was due to decreased need for outside legal assistance as the Company used inside legal assistance. During 1998, research and development costs remained unchanged at $259,000. Research and development is mainly conducted by Paul Lamarche, an inside consultant, and Patrick Badgley, Vice President of Research and Development. Total technical consulting and salaries decreased by $20,000 because of a reduction in amounts paid to Patrick Badgley. The Company started working on testing and developing the AVFS during the year which also included a minimum annual royalty payment of $15,000 to the inventor of the AVFS compared to nil in 1997.

Liquidity
---------

During fiscal 1998, the Company financed its operations mainly through proceeds from a private placement and foreign offering of 500,000 units at $1.00 per unit for total proceeds of $500,000. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share expiring one year after receipt of funds and $1.25 per share expiring two years after.

The Company received $50,000 from a convertible debenture issue with interest of 8 3/4% paid annually on June 15 and maturing on June 15, 2000. The debentures are convertible into common shares at $1.25, $1.50, and $1.75 in years one, two and three respectively.

The Company received $5,000 and issued 50,000 shares at $.10 per share pursuant to options exercised.

The Company repaid loans owing to the President of the Company and affiliated companies totaling $7,000.

The Company spent $14,000 on patent protection costs and $86,000 on the rights to the AVFS. The Company also issued 400,000 shares for the rights (except for Canada) at a total deemed value of $288,000. The Company spent $4,000 on new computer equipment. Other non-cash financing and investing activities included 50,000 shares issued to settle $25,000 of debt and 125,000 shares issued at a deemed value of $170,000 for financial consulting services rendered. The Company spent $446,000 on administration and research and development, after adjustments to reconcile net loss to cash.

As at April 30, 1998 the company had cash of $1,000 and current liabilities of $76,000. The Company plans to raise additional funds through the exercise of warrants and stock options. Warrants in the amount of 500,000 at $1.00 may be exercised to net $500,000 and options with respect to 663,000 shares at $1.00 per share may be exercised to net $663,000. The Company also plans to raise funds through loans from a controlling shareholder (REGI). REGI owns 5,369,700 shares in the Company, worth approximately $5,000,000, and plans to sell shares as needed to meet ongoing funding requirements of the Company.

ITEM 7.     FINANCIAL STATEMENTS
-------     --------------------



          Independent Auditor's Report

          Balance Sheets as of April 30, 1998 and 1997

          Statements of Operations accumulated from July 27, 1992 (Inception) to April 30, 1998 and the years ended April 30, 1998 and 1997

          Statements of Cash Flows accumulated from July 27, 1992 (Inception) to April 30, 1998 and the years ended April 30, 1998 and 1997

          Statement of Stockholders' Equity accumulated from July 27, 1992
            (Inception) to April 30, 1998

          Notes to the Financial Statements

                          Independent Auditor's Report
                          ----------------------------


To the Board of Directors
REGI U.S., Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of REGI U.S., Inc. (A Development Stage Company) as of April 30, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of REGI U.S., Inc. (A Development Stage Company), as of April 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended April 30, 1998 and 1997, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            ELLIOT TULK PRYCE ANDERSON
                                              CHARTERED ACCOUNTANTS

Vancouver, B.C., Canada
July 31, 1998

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
April 30, 1998 and 1997
(expressed in U.S. dollars)


                                                                              1998        1997
                                                                               $            $

                                     Assets
Current Asset
 Cash                                                                         1,169         1,219
Fixed Assets (Note 3)                                                         3,160         3,734
Intangible Assets (Note 4)                                                  420,735        44,007
                                                                        -----------    ----------
                                                                            425,064        49,020
                                                                        ===========    ==========

                 Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
 Accounts payable                                                            58,277       115,950
 Accrued liabilities                                                         14,500        33,500
 Due to affiliate                                                             3,003         1,056
 Due to officer                                                                 371         7,200
                                                                        -----------    ----------
                                                                             76,151       157,707
                                                                        -----------    ----------
Convertible Debenture (Note 5)                                               50,000             -
                                                                        -----------    ----------
Commitments and Contingent Liabilities (Note 8)


Stockholders' Equity (Deficit)
Common Stock (Note 6), 20,000,000 shares
 authorized without par value; 9,248,300
 and 8,123,300 shares issued and
 outstanding respectively                                                 3,830,401     2,841,900
Deficit Accumulated During the Development Stage                         (3,531,488)   (2,950,587)
                                                                        -----------    ----------
                                                                            298,913      (108,687)
                                                                        -----------    ----------
                                                                            425,064        49,020
                                                                        ===========    ==========

Statements of Operations
Accumulated from July 27, 1992 (Inception) to April 30, 1998 and the Years ended April 30, 1998 and 1997



                                          Accumulated      1998           1997
                                               $             $              $
Revenues                                           -             -             -
                                           ---------     ---------     ---------
Administrative Expenses
 Bank charges                                  4,730         1,187         2,525
 Foreign exchange                              3,160           334           589
 Interest on debentures                        3,828         3,828             -
 Investor relations - advertising            262,365       129,776         9,965
 Investor relations - consulting             363,341       134,306        86,561
 Office, rent and telephone                   86,188        10,669        26,680
 Professional fees                           258,129        28,477       102,994
 Transfer agent and regulatory fees           50,648        13,723        20,003
 Travel                                        6,347           924           609
 Less: interest                              (15,523)       (1,766)         (678)
                                           ---------     ---------     ---------
                                           1,023,213       321,458       249,248
                                           ---------     ---------     ---------
Research and Development Expenses
 Intellectual property                       257,000             -             -
 Amortization                                 34,122        16,444         7,348
 Market development                           92,782         6,436             -
 Professional fees                            73,904             -         4,089
 Project management                          160,000        30,000        30,000
 Project overhead                            139,139        30,116        35,522
 Prototype design and construction         1,189,115        53,428        55,060
 Royalties                                    15,000        15,000             -
 Technical consulting                        205,606        89,797        58,310
 Technical reports                            22,120         5,000         1,000
 Technical salaries                          169,467             -        51,746
 Travel                                      150,020        13,222        17,861
                                           ---------     ---------     ---------
                                           2,508,275       259,443       260,936
                                           ---------     ---------     ---------
Net Loss                                   3,531,488       580,901       510,184
                                           =========     =========     =========
Net Loss Per Share                                            (.07)         (.06)
                                                         =========     =========
Weighted Average Shares Outstanding                      8,565,000     7,887,000
                                                         =========     =========

Statements of Cash Flows
Accumulated from July 27, 1992 (Inception) to April 30, 1998 and the Years ended April 30, 1998 and 1997

                                                                        Accumulated       1998         1997
                                                                             $             $            $
Cash Flows to Operating Activities
 Net loss                                                                (3,531,488)    (580,901)    (510,184)
 Adjustments to reconcile net loss to cash
   Amortization                                                              34,122       16,444        7,348
   Intellectual property                                                    257,000            -            -
   Shares issued for services                                               170,250      170,250            -
 Change in non-cash working capital items
   Increase (decrease) in accounts payable and accrued liabilities           97,779      (51,672)      74,382
                                                                         ----------     --------     --------
Net Cash Used by Operating Activities                                    (2,972,337)    (445,879)    (428,454)
                                                                         ----------     --------     --------
Cash Flows from Financing Activities
 Increase in shares issued                                                3,289,900      505,000      549,300
 Increase in convertible debenture                                           50,000       50,000            -
 Decrease in due to affiliate                                              (196,997)       1,947     (115,694)
 Increase in loan from an officer                                               371       (6,829)       7,200
                                                                         ----------     --------     --------
Net Cash Provided by Financing Activities                                 3,143,274      550,118      440,806
                                                                         ----------     --------     --------
Cash Flows to Investing Activities
 (Increase) in computer equipment                                           (19,495)      (3,447)           -
 (Increase) in patents                                                      (63,773)     (14,342)     (13,901)
 (Increase) in intellectual property                                        (86,500)     (86,500)           -
                                                                         ----------     --------     --------
Net Cash (Used) Provided by Investing Activities                           (169,768)    (104,289)     (13,901)
                                                                         ----------     --------     --------
Increase (decrease) in cash                                                   1,169          (50)      (1,549)
Cash - beginning of period                                                        -        1,219        2,768
                                                                         ----------     --------     --------
Cash - end of period                                                          1,169        1,169        1,219
                                                                         ==========     ========     ========
Non-Cash Financing Activities
 Deemed value of affiliate shares issued for
   intellectual property                                                    200,000            -            -
 125,000 shares issued pursuant to performance
   stock agreements for investor relations services
   at a deemed value of $1.362 per share                                    170,250      170,250            -
 5,700,000 shares issued for intellectual
 property at $0.01 per share                                                 57,000            -            -
 50,000 shares issued to settle debt for services
   at $0.50 per share                                                        25,000       25,000            -
 400,000 shares issued for intellectual property
   at a deemed value of $0.72 per share                                     288,251      288,251            -
                                                                         ----------     --------     --------

                                                                            740,501      483,501            -
                                                                         ==========     ========     ========
Supplemental Disclosures
 Interest paid                                                                             3,828            -
 Income tax paid                                                                               -            -

REGI U.S., Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
From July 27, 1992 (Inception) to April 30, 1998
(expressed in U.S. dollars)



                                                                              Deficit
                                                                            Accumulated
                                                                            During the
                                                      Common Stock          Development
                                                  Shares         Amount        Stage
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

Statements of Stockholders' Equity
From July 27, 1992 (Inception) to April 30, 1998

                                                                                      Deficit
                                                                                    Accumulated
                                                                                     During the
                                                              Common Stock                 Development
                                                          Shares        Amount         Stage
                                                            #             $              $
Balance carried forward                                  7,130,700     1,356,550    (1,643,498)
  options exercised at $1.00 per share                      17,000        17,000             -
  options exercised at $2.75 per share                       5,000        13,750             -
  options exercised at $2.50 per share                      10,000        25,000             -
  warrants exercised at $1.50 per share                    132,200       198,300             -
  a private offering memorandum at
  $2.00 per share                                          341,000       682,000             -
 Net loss for the year ended April 30, 1996                      -             -      (796,905)
                                                         ---------     ---------    ----------
Balance - April 30, 1996                                 7,635,900     2,292,600    (2,440,403)
 stock issued for cash pursuant to
  options exercised at $0.10 per share                     137,000        13,700             -
  warrants exercised at $1.50 per share                    185,400       278,100             -
  a private placement at $2.00 per share                    20,000        40,000             -
  a private placement at $1.50 per share                   145,000       217,500             -
 Net loss for the year ended April 30, 1997                      -             -      (510,184)
                                                         ---------     ---------    ----------
Balance- April 30, 1997                                  8,123,300     2,841,900    (2,950,587)
 stock issued for cash pursuant to
  options exercised at $0.10 per share                      50,000         5,000             -
 stock issued for acquisition of AVFS rights
  at a deemed value of $0.72 per share                     400,000       288,251             -
 stock issued for investor relations services
  pursuant to a performance stock plan
  issued at a deemed value of $1.362 per share             125,000       170,250             -
 stock issued for cash pursuant to a
  units offering at $1.00 per unit                         500,000       500,000             -
 stock issued to settle an accrued liability
  at a deemed value of $0.50 per share                      50,000        25,000             -
Net loss for the year ended April 30, 1998                       -             -      (580,901)
                                                         ---------     ---------    ----------
                                                         9,248,300     3,830,401    (3,531,488)
                                                         =========     =========    ==========

Notes to the Financial Statements
April 30, 1998 and 1997

1. Development Stage Company

  REGI U.S., Inc. herein ("the Company") was incorporated in the State of Oregon, U.S.A. on July 27, 1992.

  The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine ("The RC/DC Engine"). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("REGI") which controls the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%.

  The Company acquired the world-wide marketing and intellectual rights, other than Canada, to the Air/Vapor Flow System ("AVFS"). See Note 4(d).

  In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and develop the market for its products.

  The Company plans to raise additional funds through the exercise of warrants and stock options. Warrants with respect to 500,000 shares at $1.00 per share may be exercised to net $500,000 and options with respect to 663,000 shares at $1.00 per share may be exercised to net $663,000. The Company also plans to raise funds through loans from a controlling shareholder (REGI). REGI owns approximately 5,000,000 shares in the Company and plans to sell shares as needed to meet ongoing funding requirements of the Company.



2. Summary of Significant Accounting Policies

  (a)  Fixed Assets

       Computer equipment is amortized over 3 years on a straight-line basis.

  (b)  Intangible Assets

       Costs to register and protect patents and to acquire rights are capitalized as incurred. These costs are being amortized on a straight line basis over 20 years or written off completely should the RC/DC Engine or AVFS be determined by management not to be commercially viable.

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

2. Summary of Significant Accounting Policies (continued)

  (f)  Use of Estimates

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

  (g)  Tax Accounting

       Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Research and development costs are deducted in the year incurred and added to net operating loss.

       The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:

       Year of Loss             Amount          Year of
                                   $           Expiration
       1993                       23,000          2008
       1994                      393,000          2009
       1995                    1,007,000          2010
       1996                      792,000          2011
       1997                      521,000          2012
       1998                      609,000          2013

       Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

       The components of the net deferred tax asset at the end of April 30, 1998 and 1997, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                       1998               1997
                                         $                  $
       Net Operating Loss             609,000             521,000
       Statutory Tax Rate             113,900 + 34%       113,900 + 34%
                                       in excess of        in excess of
                                     $335,000            $335,000
       Effective Tax Rate                   -                   -
       Deferred Tax Asset             207,000             177,000
       Valuation Allowance           (207,000)           (177,000)
                                     --------            --------
       Net Deferred Tax Asset               -                   -
                                     ========            ========


3. Fixed Assets

                                                                    1998       1997
                                                   Accumulated    Net Book   Net Book
                                     Cost          Amortization    Value      Value
                                       $                $            $          $
  Computer equipment                 19,495          16,335        3,160      3,734
                                     ======          ======        =====      =====

4. Intangible Assets

                                                                        1998       1997
                                                       Accumulated    Net Book   Net Book
                                           Cost        Amortization     Value      Value
                                            $               $             $          $
  Patents - RC/DC Engine                  62,624          8,390         54,234     44,007
  Patents - AVFS                           1,148              -          1,148          -
  AVFS rights ((d) below)                374,751          9,397        365,354          -
                                         -------         ------        -------     ------
                                         438,523         17,787        420,736     44,007
                                         =======         ======        =======     ======

  (a) On August 20, 1992 the Company acquired the U.S. rights to the original Rand Cam-Engine from REGI by issuing 5,700,000 shares at a deemed value of $0.01 per share. REGI will receive a 5% net profit royalty. The $57,000 deemed value has been expensed as research and development in 1995.

  (b) Pursuant to an agreement with Brian Cherry (a director) dated July 30, 1992 and amended November 23, 1992 and April 13, 1993, the Company acquired the U.S. rights to the improved axial vane rotary engine known as the RC/DC Engine. On November 9, 1993, in consideration for the transferred technology, Mr. Cherry was issued 100,000 shares of Reg Technologies Inc. ("REG") (a public company owning 51% of REGI) with a deemed value of $200,000 and will receive a 1% net profit royalty. The deemed value of $200,000 was treated as an expense paid by REG on behalf of the Company and treated as an inter-company loan. The $200,000 deemed value of intellectual property has been expensed as research and development in 1995.

  (c) Pursuant to a letter of understanding dated December 13, 1993 between the Company, REGI and REG (collectively called the grantors) and West Virginia University Research Corporation ("WVURC"), the grantors have agreed that WVURC shall own 5% of all patented technology and will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology.

  (d) On June 22, 1997 the Company acquired the U.S. rights to an Air/Vapor Flow System "AVFS". The Company paid $50,000 and 200,000 shares at a deemed value of $154,665. The Company will pay to the inventor 8.5% on net sales derived from the AVFS. On December 31, 1997, the Company acquired the world-wide rights (except Canada) to the AVFS by paying $36,500 and issuing a further 200,000 shares at a deemed value of $133,586. The inventor will also receive a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly.


5. Convertible Debenture

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


6. Common Stock

   (a)  Warrants outstanding

        (i) A total of 361,000 shares are reserved for the exercise of warrants at $2.50 per share expiring August 16, 1998 and a total of 434,000 shares are reserved for the exercise of warrants at $1.00 per share expiring in November, 1998 and $1.25 per share expiring in November, 1999.

        (ii) A total of $500,000 has been received pursuant to a private placement and foreign offering of 500,000 units at $1.00 per unit. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share expiring one year after receipt of funds and $1.25 per share expiring two years after.

   (b)  Stock Option Plan

     The Company has a Stock Option Plan to issue up to 1,000,000 shares to certain key directors and employees, approved April 30, 1993 and amended March 30, 1995. On March 30, 1995 the Company registered the 1,000,000 shares for issuance under the Stock Option Plan which was amended November 1, 1996. Pursuant to the Plan the Company has granted stock options to certain directors and employees. The options are granted for services provided or to be provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose, the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no intrinsic value adjustment is required.


     April 30,     Price      Granted during        Lapsed (L)           April 30,            Expiry
       1997          $           the year          Exercised (E)           1998                Date
         #                          #                   #                   #
       50,000      0.10                -              50,000  (E)               -
      178,000      1.00                -              43,000  (L)         135,000        October 29, 1998
       30,000      1.00                -              30,000  (L)               -        September 15, 1997
       75,000      1.00                -                   -               75,000        February 9, 1999
        5,000      1.00                -                   -                5,000        October 29, 1999
        5,000      1.00                -                   -                5,000        September 8, 2000
      350,000      1.00                -                   -              350,000        January 3, 2001
            -      1.00          100,000                   -              100,000        June 26, 2002
      -------                    -------             -------              -------
      693,000                    100,000             123,000              670,000
      =======                    =======             =======              =======

   (c)  Performance Stock Plan

     The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the shares are issued at their then fair market value. The Company has issued 200,000 shares for the AVFS rights and 125,000 shares for financial consulting services.


7. Related Party Transactions

   The following amounts were paid to officers and directors or companies under their control at their exchange amounts.

   (a) A project management fee of $30,000 (1997 - $30,000) was paid to a company controlled by the President of the Company and is included in research and development expenses.

   (b) Rent of $6,000 (1997 - $6,000) was paid to a company controlled by the President of the Company and is included in research and development expenses.

   (c) A technical consulting fee of $33,000 (1997 - $51,746) was paid to the Vice President of Research and Development and is included in research and development expenses.

   (d) An administrative fee of $6,000 (1997 - $6,000) was paid to the Vice President of Administration and is included in research and development expenses.

   (e) The amounts owing to an officer and affiliate are unsecured, non-interest bearing and have no fixed terms of repayment.

8. Commitments and Contingent Liabilities

   (a) See Note 4 for royalty commitments in connection with the RC/DC Engine and the AVFS.

   (b) The Company is committed to pay project management fees and rent totaling $36,000 per annum to a Company controlled by the President of the Company.

   (c) See Note 6 for commitments to issue shares.

   (d) The Company is committed to fund 50% of the further development of the RC/DC Engine.

   (e) See Note 1 for going concern considerations.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
-------   -------------------------------------------------------------------
          SECTION 16 (a) OF THE EXCHANGE ACT.
          -----------------------------------

     The following is a list of the names of all of the current directors and executive officers of the Company. Each of the directors listed below served in the respective capacities during the fiscal periods ended April 30, 1993, 1994, 1995, 1996, 1997 and 1998.

Name                   Age         Position
----                   ---         --------

John G. Robertson       57         Chairman of the Board and President
Brian Cherry            58         Vice President, Secretary and Director
Patrick R. Badgley      55         Vice President, Research and Development
Jennifer Lorette        26         Vice President and Chief Financial Officer

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

     JOHN ROBERTSON has been the Chairman, President and Chief Executive Officer of the Company since its formation. For more than the past ten years he has also been the president of Reg Tech, a public company listed on the Vancouver Stock Exchange, which he founded, and which has financed the research on the Rand Cam Engine since 1986. He is also the President and Founder of Teryl Resources Corp., a public company trading on the Vancouver Stock Exchange involved in gold, diamond, and oil and gas exploration. Mr. Robertson is also President and Founder of SMR Investments, Ltd., the management company for both Teryl Resources Corp. and Reg Tech. SMR has been in business since 1979 and owns major share positions in Teryl Resources Corp., Reg Tech and other public companies. He is also President of Flame Petro Minerals Corp., a public company trading on the Alberta stock Exchange with interests in oil and gas and gold prospects, and President of IAS Communications, Inc., which is developing a new type of antenna system.

     BRIAN CHERRY has been Vice President, Secretary and a Director of the Company since its inception. His family has owned a pump manufacturing company in Vancouver for a number of years. Mr. Cherry has made significant contributions to the improved design of the Original Engine and the development of the RC/DC Engine. He has also been a Director of Flame Petro Minerals Corp. From October 20, 1994 through the present he has also served as Vice President in charge of patents and technology for Rand Cam Engine. From April 1990 through the present Mr. Cherry has been a director of Reg Tech, which initially financed the research and development for the RC\DC Engine. His duties include overseeing technical and patent data on the RC/DC Engine.

     PATRICK R. BADGLEY was appointed Vice President, Research and Development of the Company in February 1994. He is directing and participating in the technical development of the Rand Cam compressor, gasoline engine and diesel engine. Previously, Mr. Badgley was employed for 16 years at Adiabatics, Inc., in Columbus, Indiana. Between 1986 and 1994, Mr. Badgley was the Director of Research and Development at Adiabatics, where he directly oversaw several government and privately sponsored research programs including the lightweight, quiet 30 kW APU project for ARPA. He was the Program Manager for the Gas Research Institute project for emissions reduction of two-stoke cycle natural gas engines. He was also Program Manger for several coal fuel diesel engine programs for the Department of Energy and for uncooled engine programs for a Wankel engine for NASA and for a piston type diesel engine for the U.S. Army. Mr. Badgley's work has covered all phases of research, design, development and manufacturing, from research on ultra-high speed solenoids and fuel sprays, to new product conceptualization and production implementation of fuel pumps and fuel injectors. Previously, he also worked at Curtiss Wright and John Deere on Wankel engine development. Mr. Badgley received his Bachelor of Science degree in Mechanical Engineering from Ohio State University and has done graduate work at Purdue University. Mr. Badgley is also a director and officer of IAS Communications Inc.

     JENNIFER H. LORETTE has been Vice President and Chief Financial Officer of the Company since June 1994. From April 1994 through the present she has also been Vice President of Administration for Reg Tech. From December 1994 through the present she has acted as Secretary of IAS Communications Inc. Between December 1992 and June 1994 she was employed in various capacities by Reg Tech. Ms. Lorette has also been the Vice President and CFO of Flame Petro Minerals Corp. a public company with interests in oil, diamonds, gas and gold prospects. Between October 1990 and July 1992, Ms. Lorette was employed by Nickels Custom Cabinets.

ITEM 10.  EXECUTIVE COMPENSATION
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

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                ANNUAL COMPENSATION                   AWARDS
                                     -----------------------------------------   ----------------
         NAME AND                                               OTHER ANNUAL
    PRINCIPAL POSITION        YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)    OPTIONS (#)(1)
---------------------------   ----   ----------   ---------   ----------------   ----------------
John G. Robertson             1998       -0-         -0-            -0-                   -0-
President, Chief              1997       -0-         -0-            -0-                   -0-
Executive Officer             1996       -0-         -0-            -0-               300,000
Brian Cherry                  1998       -0-         -0-            -0-                   -0-
Vice President and            1997       -0-         -0-            -0-               125,000
Director                      1996       -0-         -0-            -0-                   -0-
Patrick Badgley               1998       -0-         -0-          $33,000              75,000
Vice President                1997     $46,200       -0-            -0-                   -0-
                              1996     $46,200       -0-            -0-                   -0-
Jennifer Lorette,             1998     $ 6,000       -0-            -0-                   -0-
Vice President                1997     $ 6,000       -0-            -0-                   -0-
                              1996     $ 6,000       -0-            -0-                60,000

_____________________
(1) Represents options granted under the Company's 1993 Key Employees Incentive Stock Option Plan.

          No other significant compensation has been paid directly or accrued to any other officer or director of the Company during the year ended April 1998. On March 31, 1994, the Company entered into a management agreement with Access Information Services, Inc., a Washington corporation which is owned and controlled by John G. Robertson. The Company retained Access at the rate of $2,500 to provide certain management, administrative, and financial services for the Company.

          The Company has no other agreement at this time, with any officer or director, regarding employment with the Company or compensation for services other than herein described. Compensation of officers and directors is deter-mined by the Company's Board of Directors and is not subject to shareholder approval.

STOCK OPTION PLAN

     The Company adopted a Key Employees Incentive Stock Option Plan on April 30, 1993. The Plan authorizes the issuance of up to 2,000,000 shares of Common Stock of the Company to be issued to employees. As of April 30, 1998, the Company had outstanding options for 670,000 shares.

OPTION GRANTS IN LAST FISCAL YEAR

     A grant of the stock option for 50,000 shares at $1 per share, to expire on June 26, 2002, was made to Brian Cherry, a Vice President and Director of the Company.

STOCK OPTIONS EXERCISED IN LAST FISCAL YEAR AND HELD AT END OF FISCAL YEAR - APRIL 30, 1998

     The following table sets forth certain information with respect to options exercised during fiscal 1998 by the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table, and with respect to unexercised options held by such persons at the end of fiscal 1998.

                           SHARES                                                                 VALUE OF UNEXERCISED
                         ACQUIRED ON         VALUE            NUMBER OF UNEXERCISED               IN-THE-MONEY OPTIONS
                          EXERCISE         REALIZED         OPTIONS AT FISCAL YEAR END           AT FISCAL YEAR END (1)
                          --------         --------       ------------------------------     ------------------------------
        Name                                              Exercisable      Unexercisable     Exercisable      Unexercisable
        ----                                              -----------      -------------     -----------      -------------
John G. Robertson            -0-             -0-            300,000             -0-            $37,500             -0-
Patrick Badgley              -0-             N/A             75,000             -0-            $ 9,375             -0-
Jennifer Lorette             -0-             -0-             60,000             -0-            $ 7,500             -0-
Brian Cherry                50,000         $40,000          125,000             -0-            $15,625             -0-

____________________

(1) The calculation of the value of unexercised options are based on the difference between the last sale price of $1.125 per share for the Company's common Stock on Wednesday, April 30, 1998, and the exercise price of each option, multiplied by the number of shares covered by the option.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The following table sets forth, as of June 30, 1998, the amount and the percentage of the Company's Common Stock owned of record or beneficially by each officer, director and holder, or person known by the Company to own beneficially, more than five percent of the voting interest in the Company's Common Stock, and all officers and directors as a group.

                                                                     AMOUNT AND NATURE                 PERCENTAGE
 TITLE                       NAME AND ADDRESS OF                       OF BENEFICIAL                  OF BENEFICIAL
OF CLASS                       BENEFICIAL OWNER                        OWNERSHIP (1)                  OWNERSHIP (1)
--------                       ----------------                        -------------                  -------------
 Common                   Rand Energy Group Inc.                        5,371,900 (2)                       54.8%
                          1030 West Georgia St.
                          Vancouver, B.C., V6E 2Y3

 Common                   Brian Cherry                                    340,500 (3)                        3.5%
                          5451 Floyd Avenue
                          Richmond, B.C.  Canada

 Common                   John G. Robertson                             5,680,050 (4)                      57.94%
                          4040 Amundsen Place
                          Richmond, B.C.  Canada

 Common                   Patrick R. Badgley                               75,000 (6)                       0.85%
                          2815 Franklin Drive
                          Columbus, IN  47201

 Common                   Jennifer Lorette                                 60,500 (5)                       0.62%
                          419-5880 Dover Crest
                          Richmond, B.C.  Canada

 Common                   James McCann                                  5,371,900 (2)                       54.8%
                          211 -107 E. Broadway
                          Vancouver, B. C.

 Common                   All officers and directors as a               6,627,900                           67.6%
                          group (five persons)

__________________

1. Based upon 9,248,300 shares issued and outstanding and assuming exercise of options. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from June 30, 1998, upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from such date are exercised.
2. Rand Energy Group is owned 51% by Reg Technologies Inc. and 49% by Rand Cam Engine Corp. Rand Cam Engine Corp. is a privately held company whose stock is reportedly owned 50% by The Watchtower Society, a religious organization, 34% by James McCann and the balance by several other shareholders. Mr. McCann has indicated that he donated the shares held by The Watchtower Society to that organization but has retained a voting proxy for those shares.
3. Brian Cherry owns 215,000 shares and options on an additional 125,000 shares.

4. John G. Robertson owns 8,150 shares and holds options to acquire 300,000 shares of the Company's Common Stock. Susanne M. Robertson, the wife of John
    G. Robertson, owns SMR Investment Ltd. which holds a controlling interest in Reg Technologies Inc. Therefore, Mr. Robertson is deemed to also be the beneficial owner of the shares owned by Rand Energy Group, Inc., which is 51% controlled by Reg Technologies Inc.

5. Ms. Lorette owns 500 shares and owns options to purchase an additional 60,000 shares.

6.  Holds options for these shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

          Pursuant to the August 1992 Agreement the Company issued 5,700,000 shares of its Common Stock at a deemed value of $0.01 per share to RAND in exchange for certain valuable rights, technology, information, and other tangible and intangible assets relating to the United States rights to the Original Engine. Reg Tech's president is also the president of the Company and its Vice President and Secretary is also Vice President and Secretary of the Company.

          The Company also agreed to pay semi-annually to RAND a royalty of 5% of any net profits to be derived by the Company from revenues received as a result of its license of the Original Engine.

          As part of the August 1992 Agreement, the Company also agreed to pay semi-annually to Brian Cherry a royalty of 1% of any net profits to be derived by the Company from revenues received as a result of this agreement.

          Also in August 1992, the Company sold 300,000 shares of its Common Stock at $0.01 per share to Brian Cherry.

          In the April 1993 Agreement, an amendment to a previous Amendment Agreement dated November 23, 1992, between RAND, Reg Tech and Brian Cherry and an original agreement dated July 30, 1992, between RAND, Reg Tech and Brian Cherry, Cherry agreed to: (a) sell, transfer and assign to RAND all his right, title and interest in and to the technology related to the RC/DC Engine, including all pending and future patent applications in respect of the Technology for all countries except the United States of America, together with any improvements, changes or other variations to the Technology; (b) sell, transfer and assign to the Company (then called Sky Technologies Inc.), all his right, title and interest in and to the Technology, including all pending and future patent applications in respect of the Technology for the United States of America, together with any improvements, changes or other variations to the Technology.

          Other provisions of the April 1993 Agreement call for the Company (a) to pay to RAND a continuing royalty of 5% of the net profits derived from the Technology by the Company and (b) to pay to Brian Cherry a continuing royalty of 1% of the net profits derived from the Technology by the Company.

          A final provision of the April 1993 Agreement assigns and transfers ownership to the Company of any patents, inventions, copyrights, know-how, technical data, and related types of intellectual property conceived, developed or created by RAND or its associated companies either prior to or subsequent to the date of the agreement, which results or derives from the direct or indirect use of the Original Engine and/or RC/DC Engine technologies by RAND.

          In November 1993, in consideration for certain technology transferred to the Company, as described above, Brian Cherry was issued 100,000 Common Shares of Reg Tech (deemed value $200,000). There was no connection between this transaction and the transaction involving the acquisition of the Canadian rights to the Machine Vision Technology described below. At that time the Company did not have available cash to pay to Mr. Cherry and there was no public market for the stock of the Company. Based upon his desire for some degree of immediate liquidity, management agreed to issue shares of Reg Tech to Mr. Cherry and to treat this as an advance. As previously noted, Reg Tech owns 51% of RAND which owns 76.7% of the Common Stock of the Company. Both Mr. Cherry and Mr. Robertson are officers and directors of both the Company and Reg Tech.

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

                                    PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
--------    ---------------------------------

(a)  INDEX TO AND DESCRIPTION OF EXHIBITS


Number           Description                                              Page No.
------           -----------                                              --------

3    ARTICLES OF INCORPORATION AND BY-LAWS
     3.1       Articles of Incorporation...................................... (1)
     3.2       Article of Amendment changing name to
               REGI U.S., Inc................................................. (2)
     3.3       By-Laws........................................................ (1)

4    INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
     4.1       Specimen Share Certificate..................................... (1)
     4.2       Specimen Warrant Certificate................................... (1)

10   MATERIAL CONTRACTS
     10.1      Agreement between Brian Cherry, the Company and
               Rand Energy Group Inc.......................................... (1)
     10.2      Agreement between the Company and Patrick
               Badgley........................................................ (1)
     10.3      Agreement between the Company and Access
               Information Services, Inc...................................... (1)
     10.4      Agreement between the Company and Reg
               Technologies, Inc.............................................. (4)
     10.5      Agreement between the Company and Integral
               Visions Systems, Inc........................................... (4)
     10.6      REGI U.S., Inc. KEY EMPLOYEES INCENTIVE STOCK
               OPTION PLAN.................................................... (3)
     10.7      Agreement with Global Aircraft................................. (4)

23   CONSENT OF EXPERTS AND COUNSEL
     23.1      Consent of Elliott Tulk Pryce Anderson......................... ( )
               Consent of Patrick Badgley..................................... (4)

27   FINANCIAL DATA SCHEDULE.................................................. ( )

99   ADDITIONAL EXHIBITS

     99.1 Technology Evaluation report on the Rand
          Cam/Direct Charge Engine prepared by
          Adiabatics, Inc..................................................... (1)

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

                                        REGI U.S., INC.



                                        By: /s/ John G. Robertson
                                            -----------------------------
                                            John G. Robertson, President
                                            Chief Executive Officer and Director


Dated:  August 12, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in-the in the capacities indicated and on the dates indicated.

Signature                                    Title                                         Date
---------                                    -----                                         ----

/s/ John G. Robertson                        President, Chief                              8/12/98
------------------------------------------   Executive Officer                             -------
(John G. Robertson)                          and Director



/s/ Brian Cherry                             Vice President,                               8/12/98
------------------------------------------   Secretary and                                 -------
(Brian Cherry)                               Director



/s/ Jennifer Lorette                         Vice President,                               8/12/98
------------------------------------------   Chief Financial Officer                       -------
(Jennifer Lorette)                           and Principal Accounting
                                             Officer