Form 10QSB
period 1998-07-31
REGI U S INC
filed 1998-09-18
CIK 922330

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

Commission File No.   0-23920
                   -------------

                                   REGI U.S., INC.
                  -------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

         OREGON                                                   91-1580146
         ------                                                   ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


              185-10751 SHELLBRIDGE WAY, RICHMOND, BC. CANADA   V6X 2W8
             -----------------------------------------------------------
                       (Address of principal executive offices)

                                    (604) 278-5996
                                  ------------------
                   (Issuer's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 11, 1998 - 9,248,300 shares of common stock, no par value.

                                        INDEX
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION                                             PAGE
ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . .2

Balance Sheets as of July 31, 1998 and 1997 (Unaudited). . . . . . . . . . . .3

Statements of Operations for the three months ended July 31, 1998 and 1997
(Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

Statements of Cash Flows for the three months ended July 31, 1998 and 1997
(Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION . . . . . . . . . . . . . . . .6-7

PART II -- OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

PART I         FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

REGI U.S., Inc.

(A Development Stage Company)

Balance Sheets

July 31, 1998 and 1997

(expressed in U.S. dollars)

(Unaudited)



                                                                    1998           1997
                                                                      $              $
                                      Assets
Current Assets

     Cash                                                                 -         16,945

Fixed Assets                                                          1,535          2,396

Intangible Assets                                                   415,912        108,145
                                                                  ---------      ---------

                                                                    417,447        127,486
                                                                  ---------      ---------
                                                                  ---------      ---------

                        Liabilities and Stockholders' Equity
Current Liabilities

     Cheques issued in excess of funds on deposit                    11,250              -
     Accounts payable                                                54,479        116,312
     Accrued liabilities                                              8,300         33,500
     Due to affiliates                                               53,173         65,066
                                                                  ---------      ---------

                                                                    127,202        214,878
                                                                  ---------      ---------

Convertible Debenture                                                50,000         50,000
                                                                  ---------      ---------


Stockholders' Equity (Deficit)

Common Stock, 20,000,000 shares authorized without
     par value; 9,248,300 and 8,223,300 shares issued
     and outstanding respectively.                                3,830,401      2,889,065

Deficit Accumulated during the Development Stage                 (3,590,156)    (3,026,457)
                                                                  ---------      ---------

                                                                    240,245       (137,392)
                                                                  ---------      ---------

                                                                    417,447        127,486
                                                                  ---------      ---------
                                                                  ---------      ---------

REGI U.S., Inc.

(A Development Stage Company)

Statements of Operations

For the three months ended July 31, 1998 and 1997

(expressed in U.S. dollars)

(Unaudited)



                                                                     1998          1997
                                                                      $              $

Revenues                                                                  -              -
                                                                  ---------      ---------

Administrative Expenses

     Bank charges and interest                                          358            144
     Foreign exchange                                                  (357)           163
     Investor relations and consulting                                6,000         21,642
     Office, rent and telephone                                       4,382          2,599
     Professional fees                                                1,000          5,776
     Transfer agent and regulatory fees                               2,780            907
     Less: interest and other income                                      -         (1,000)
                                                                  ---------      ---------

                                                                     14,163         30,231
                                                                  ---------      ---------

Research and Development Expenses
     Amortization of capital assets                                   7,065          2,065
     Project management                                               7,500          7,500
     Project overhead                                                 4,569          7,814
     Prototype design and construction                                7,431          8,374
     Technical consulting                                            21,000          9,000
     Technical salaries                                                   -          5,169
     Travel                                                           1,395          5,717
                                                                  ---------      ---------

                                                                     48,960         45,639
                                                                  ---------      ---------

Net Loss                                                             63,123         75,870
                                                                  ---------      ---------
                                                                  ---------      ---------

Net Loss Per Share                                                      .01            .01
                                                                  ---------      ---------
                                                                  ---------      ---------

Weighted Average Shares Outstanding                               9,248,000      8,140,000
                                                                  ---------      ---------
                                                                  ---------      ---------

REGI U.S., Inc.

(A Development Stage Company)

Statements of Cash Flows

For the three months ended July 31, 1998 and 1997

(expressed in U.S. dollars)

(Unaudited)


                                                                         1998           1997
                                                                           $              $
Cash Flows to Operating Activities
     Net loss                                                           (63,123)       (75,870)
     Adjustments to reconcile
      net loss to cash
              Amortization                                                7,065          2,065
     Change in non-cash working capital items
              Increase in accounts payable and accrued liabilities       (9,998)           361
                                                                      ---------      ---------

Net Cash Used by Operating Activities                                   (66,056)       (73,444)
                                                                      ---------      ---------

Cash Flows from (to) Financing Activities
     Increase in convertible debenture                                        -         50,000
     Increase in common stock                                                 -          5,000
     Increase in advances from affiliate                                 54,254         64,010
     Increase (decrease) in loan from officer                                 -         (7,200)
                                                                      ---------      ---------

Net Cash Provided by Financing Activities                                54,254        111,810
                                                                      ---------      ---------

Cash Flows to Investing Activity

(Increase) in patents                                                      (617)       (22,640)
                                                                      ---------      ---------

Net Cash Used by Investing Activity                                        (617)       (22,640)
                                                                      ---------      ---------

Increase (decrease) in cash                                             (12,419)        15,726

Cash - beginning of period                                                1,169          1,219
                                                                      ---------      ---------

Cash (deficiency) - end of period                                       (11,250)        16,945
                                                                      ---------      ---------
                                                                      ---------      ---------

Non-cash Financing Activity
     50,000 shares issued for AVFS rights
      at a deemed value of $.843 per share                                    -         42,165
                                                                      ---------      ---------
                                                                      ---------      ---------

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

PROGRESS REPORT FROM MAY 1, 1998 TO SEPTEMBER 14, 1998

The design of the special transmission oil pump for automobiles has been completed for prototype fabrication and testing. According to the Company's engineer, Paul Lamarche, the major advantages of the Rand Cam-TM- design are the small size, ability to have multiple pressures in one pump and being able to turn off one half of the pump when a predetermined RPM has been achieved in order to save on fuel consumption.

The heavy duty test fixture is now operational to test the diesel engine prototype, which tests will include natural gas and/or propane on the Rand Cam-TM- engine. It will also be used to test other Rand Cam-TM- applications, such as the air conditioning compressors and any foreseeable new development programs. The 100 horsepower electric motor is now operational with fully variable speeds from 0 - 2000 RPM.

On August 7th, 1998 the Company announced that an agreement was completed with Trans Air Manufacturing Corporation ("TRANS AIR") to jointly develop and manufacture a working prototype compressor for air conditioning for buses. Trans Air, founded in 1979, has successfully manufactured and supported the highest quality transportation air conditioning systems in the industry using a single basic premise, which is to make a quality product and stand behind it.

By News Release dated August 19th, 1998 the Company announced that, pursuant to a private placement of 500,000 units at a price of $2.00 per unit completed in 1995, the warrants forming part of the units were exercisable at a price of $2.50 per share, expiring on August 16, 1998. Due to the current market price of the common stock of the Company, the Board of Directors elected to extend the term of the warrants for an additional six months. Accordingly, the 500,000 warrants are now exercisable on or before February 16, 1999 at a price of $2.50 per share.

On August 24th, 1998 the Company announced that the current oil pump tests results were successfully completed by the Company's engineers. The Rand Cam-TM-oil pump was tested up to 650 psi with no signs of stress. The conventional oil pump pressures peak at 300 psi with 200 psi as the standard operating pressure. The Company's engineers have commenced the production design for the Rand Cam-TM- oil pump for commercialization for automotive use to be completed by November of this year. The Company believes that this unique patented rotary design should open a completely new opportunity for all pump applications. The Rand Cam-TM- pump is an efficient, smooth and quiet running design that will require very little maintenance due to the simplicity of the design.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THE THREE MONTHS ENDED JULY 31, 1997

There were no revenues from product licensing during the periods.

The net loss in 1998 decreased by $13,000 to $63,000 compared to $76,000 in 1997. The decreased net loss in 1998 was due to administrative expenses which decreased by $16,000 to $14,000 as compared to $30,000 in 1997. The major components of this decrease was due to a decrease in investor relations consulting by $15,000 to $6,000 as compared to $21,000 in 1997. Only one full time consultant was hired for investor relations activities during the quarter. The Company has cost sharing arrangements with other affiliated companies to keep overall overhead costs to a minimum.

Basic ongoing research and development activities took place during the three months ended July 31, 1998. Paul LaMarche and Patrick Badgley undertook the majority of development activities during the quarter and were paid technical consulting fees totalling $21,000 and compared to $14,000 in the comparative period. The low costs for research and development is due to more cost effective prototype construction activity than in previous periods.

LIQUIDITY

During the three months ended July 31, 1998, the Company's operations were financed through advances from its parent company Rand Energy Group Inc. ("RAND"). Rand periodically sells small quantities of common stock of the Company into the open market and advances the proceeds to the Company as needed.

Unexercised stock options and warrants, if exercised, could raise $1,163,000 of additional funds.

The Company continues to finance its operations through funding from RAND. The Company also has a cost sharing arrangement with RAND for ongoing research and development of the RC/DC Engine. The Company is solely responsible for ongoing development of the recently acquired world-wide rights (except Canada) to the Air/Vapor Flow System.

The Company's ability to pay debts as they become due and to finance future overhead and development is contingent upon receiving funds from RAND which is dependent upon the ability to sell shares it owns of the Company into the market.

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


Dated: September 15, 1998               REGI U.S., INC.


                                        By:   /s/ John G. Robertson
                                              ---------------------------------
                                              John G. Robertson, President
                                              (Principal Executive Officer)

                                        By:   /s/ Jennifer Lorette
                                              ---------------------------------
                                              Jennifer Lorette, Chief Financial
                                              Officer
                                              (Principal Financial Officer)