Form 10QSB
period 1998-10-31
REGI U S INC
filed 1998-12-14
CIK 922330

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 1998

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  --------------

Commission File No.  0-23920
                   -----------

                                REGI U.S., INC.
                      -----------------------------------
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

                                 (604) 278-5996
                                 -------------
               (Issuer's telephone number, including area code)

       Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X       NO
                                 ------       ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 7, 1998 - 9,248,300 shares of common stock, no par value.

                                     INDEX

PART I -- Financial Information                                                                Page

Item 1.  Financial statements...................................................................  2
-------  --------------------

Balance Sheets as of October 31, 1998 and 1997 (Unaudited)......................................  3

Statements of Operations for the six months ended October 31, 1998 and 1997 (Unaudited).........  4

Statements of Cash Flows for the six months ended October 31, 1998 and 1997 (Unaudited).........  5

Item 2.  Management's Discussion and Analysis of Results of
-------  --------------------------------------------------
         Operations and Financial Condition................................................. 6-7
         ----------------------------------

PART II -- Other Information....................................................................  8

Signatures......................................................................................  9

PART I    Financial Information

Item 1.   Financial statements (Unaudited)
-------   --------------------------------

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
October 31, 1998 and 1997
(expressed in U.S. dollars)
(Unaudited)



                                                        1998           1997
                                                         $              $
                                                    ----------     ----------
                                 Assets
Current Asset
 Cash                                                    1,737        168,126
Fixed Assets                                                 -          1,059
Intangible Assets                                      411,510        258,700
                                                    ----------     ----------
                                                       413,247        427,885
                                                    ==========     ==========

            Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable                                       86,256         68,400
 Accrued liabilities                                    63,474         25,000
 Due to affiliates                                     113,619         30,886
                                                    ----------     ----------
                                                       263,349        124,286
                                                    ----------     ----------
Convertible Debentures                                  50,000         50,000
                                                    ----------     ----------

Stockholders' Equity (Deficit)
Common Stock, 20,000,000 shares authorized without
 par value; 9,248,300 and 8,523,300 shares issued
 and outstanding respectively.                       3,830,401      3,151,565
 Paid for but unissued - 328,000 shares                      -        328,000
Deficit Accumulated during the Development Stage    (3,730,503)    (3,225,966)
                                                    ----------     ----------
                                                        99,898        253,599
                                                    ----------     ----------
                                                       413,247        427,885
                                                    ==========     ==========

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
For the six months ended October 31, 1998 and 1997
(expressed in U.S. dollars)
(Unaudited)


                                               1998           1997
                                                $              $
                                           ---------    ----------
Revenues                                           -             -
                                           ---------    ----------
Administrative Expenses
   Bank charges                                  323           257
   Foreign exchange                             (357)          164
   Interest on debentures                        338         1,640
   Investor relations and consulting          69,455        45,364
   Office, rent and telephone                  8,074         6,276
   Professional fees                           1,835         2,454
   Transfer agent and regulatory fees          7,517         5,766
   Less: interest and other income                 -        (1,406)
                                           ---------    ----------
                                              87,185        60,515
                                           ---------    ----------
Research and Development Expenses
   Amortization of capital assets             14,102         4,158
   Market development                              -       100,000
   Project management                         15,000        15,000
   Project overhead                            9,445        13,773
   Prototype design and construction          24,775        23,521
   Royalties                                   9,000         3,000
   Technical consulting                       42,000        41,934
   Technical reports                               -         5,000
   Travel                                      1,963         8,478
                                           ---------    ----------
                                             116,285       214,864
                                           ---------    ----------
Net Loss                                     203,470       275,379
                                           =========    ==========
Net Loss Per Share                               .02           .03
                                           =========    ==========
Weighted Average Shares Outstanding        9,248,000    (8,254,000)
                                           =========    ==========

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
For the six months ended October 31, 1998 and 1997
(expressed in U.S. dollars)
(Unaudited)

                                                                  1998           1997
                                                                   $              $
                                                               --------        --------
Cash Flows to Operating Activities
   Net loss                                                    (203,470)       (275,379)
   Adjustments to reconcile net loss to cash
        Amortization                                             14,102           4,158
        Common stock issued for services                              -         100,000
   Change in non-cash working capital items
        Increase in accounts payable and accrued liabilities     76,953         (56,051)
                                                               --------        --------
Net Cash Used by Operating Activities                          (112,415)       (227,272)
                                                               --------        --------
Cash Flows from (to) Financing Activities
   Increase in convertible debenture                                  -          50,000
   Increase in common stock                                           -         105,000
   Increase in subscriptions for common stock                         -         328,000
   Increase (decrease) in advances from affiliate               114,700         (20,170)
   Increase (decrease) in loan from officer                           -          (7,200)
                                                               --------        --------
Net Cash Provided by Financing Activities                       114,700         455,630
                                                               --------        --------
Cash Flows to Investing Activity
   (Increase) in patents                                         (1,717)        (61,451)
                                                               --------        --------
Net Cash Used by Investing Activity                              (1,717)        (61,451)
                                                               --------        --------
Increase (decrease) in cash                                         568         166,907

Cash - beginning of period                                        1,169           1,219
                                                               --------        --------
Cash (deficiency) - end of period                                 1,737         168,126
                                                               ========        ========
Non-cash Financing Activity
   200,000 shares issued for AVFS rights
      at a deemed value of $.7733 per share                           -         154,665
   100,000 shares issued or to be issued for
      market development pursuant to a performance
      stock plan at a deemed value of $1.00 per share                 -         100,000

Interest paid                                                       338           1,640
Taxes paid                                                            -              -

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

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

Progress Report from August 1, 1998 to December 9, 1998
-------------------------------------------------------

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

On August 24th, 1998 the Company announced that the current oil pump tests results were successfully completed by the Company's engineers. The Rand Cam(TM) oil pump was tested up to 650 psi with no signs of stress. The conventional oil pump pressures peak at 300 psi with 200 psi as the standard operating pressure.

The Company's engineers have commenced the production design for the Rand Cam(TM) oil pump for commercialization for automotive use to be completed by November of this year. The Company believes that this unique patented rotary design should open a completely new opportunity for all pump applications. The Rand Cam(TM) pump is an efficient, smooth and quiet running design that will require very little maintenance due to the simplicity of the design.

By News Release dated October 5th, 1998 the Company issued a progress report on the Rand Cam(TM) oil pump from its engineer, Paul LaMarche, which states that the Rand Cam(TM) design oil pump was tested at the Ford Motor test labs with the following results:

- The pump showed 10% greater volumetric efficiency than current production pumps of the same displacement;

- The Rand Cam(TM) pump was much quieter than the existing pumps used today. By using a simulated stethoscope the sound from the hydraulic motor completely masked any sound that the pump could make. The noise factor is the most important problem with hydraulic pumps.

-  The Rand Cam(TM) pump ran cooler than the existing pumps used today.

- This particular Rand Cam(TM) pump was designed with four separate pumping chambers. Each is capable of producing a different pressure in each of the pump chambers. This is believed to be the only pump in existence to integrally accomplish this feat. By using an approximate combination of chambers and pressures, energy waste and undesirable heat buildup are reduced. For automotive use, increased performance and fuel economy, plus decreased cooling requirements, all highly desirable attributes, are achieved.

Negotiations are planned with compressor and pump manufacturers to produce the Rand Cam(TM) oil pump and the compressor for commercial applications.

On October 30th, 1998 the Company announced that it had entered into a Manufacturing Agreement with T.W. Blasingame Company, Inc., of Boise Idaho ("Blasingame"). Pursuant to the terms of the Agreement, the Company granted to Blasingame the exclusive world-wide rights to market and sell a steam expander/hot air version of the Rand Cam/Direct Charge(TM) engine (the "RC/DC Engine") for locomotive/railway applications. Pursuant to the terms thereto, Blasingame has granted the exclusive world-wide rights to the Company to manufacture, market and sell the vane restraint mechanism developed by Blasingame for all applications of the RC/DC Engine, which vane restraint mechanism has increased the rotational speed of the RC/DC Engine from 500 revolutions per minute to 1,200 revolutions per minute.

Blasingame and the Company have also agreed to jointly develop the RC/DC engine for diesel engine manufacturers for locomotive/railway applications and such other applications as the Company may agree to in writing.

A royalty equal to 10% of the gross sale price for each RC/DC Engine using the vane restraint mechanism is payable as to 75% to the Company and 25% to Blasingame.

Results of operations for the six months ended October 31, 1998 compared to the
-------------------------------------------------------------------------------
six months ended October 31, 1997
---------------------------------

There were no revenues from product licensing during the periods.

The net loss in 1998 decreased by $72,000 to $203,000 compared to $275,000 in 1997. Only one full time consultant was hired for investor relations activities during the period. The Company has accrued $57,000 in favour of three public relations consultants. The Company will issue 72,000 shares to settle this liability for services performed during the period. The Company has cost sharing arrangements with other affiliated companies to keep overall overhead costs to a minimum.

Basic ongoing research and development activities took place during the six months ended October 31, 1998. Paul LaMarche and Patrick Badgley undertook the majority of development activities during the quarter and were paid technical consulting fees totalling $42,000. The low costs for research and development is due to more cost effective prototype construction activity than in previous periods. The Company did not undertake any market development work during 1998 as compared to $100,000 in 1997.

Liquidity
---------

During the six months ended October 31, 1998, the Company's operations were financed through advances from its parent company Rand Energy Group Inc. ("RAND") and other affiliated companies. Rand periodically sells small quantities of common stock of the Company into the open market and advances the proceeds to the Company as needed.

Unexercised stock options and warrants, if exercised, could raise $1,163,000 of additional funds.

The Company continues to finance its operations through funding from RAND and other affiliated companies. The Company also has a cost sharing arrangement with RAND for ongoing research and development of the RC/DC Engine. The Company is solely responsible for ongoing development of the recently acquired world-wide rights (except Canada) to the Air/Vapor Flow System.

The Company's ability to pay debts as they become due and to finance future overhead and development is contingent upon receiving funds from RAND which is dependent upon the ability to sell shares it owns of the Company into the market.

PART II  Other Information

Item 1.  Legal Proceedings
-------  -----------------

         None

Item 2.  Changes in Securities
-------  ---------------------

         None

Item 3.  Defaults upon Senior Securities
-------  -------------------------------

         None

Item 4.  Submissions of Matters to a Vote of Security Holders
-------  ----------------------------------------------------

         None

Item 5.  Other Information
-------  -----------------

         None

Item 6.  Exhibits and Reports on Form 8K
-------  -------------------------------

         None

                                  Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 8, 1998        REGI U.S., INC.


                               By:  /s/ John G. Robertson
                                    -------------------------------
                                    John G. Robertson, President
                                    (Principal Executive Officer)

                               By:  /s/ Jennifer Lorette
                                    -------------------------------
                                    Jennifer Lorette, Chief Financial Officer
                                    (Principal Financial Officer)