Form 10QSB
period 1999-01-31
REGI U S INC
filed 1999-03-18
CIK 922330

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

Commission File No. 0-23920

                                REGI U.S., INC.
           --------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 8, 1999 - 9,348,300 shares of common stock, no par value.

                                     INDEX

PART I -- Financial Information                                            Page

Item 1.  Financial statements............................................    2

Balance Sheets as of January 31, 1999 and 1998 (Unaudited)...............    3

Statements of Operations for the nine months ended January 31, 1999
 and 1998 (Unaudited)....................................................    4

Statements of Cash Flows for the nine months ended January 31, 1999
 and 1998 (Unaudited)....................................................    5

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..............................  6-8

PART II -- Other Information.............................................    9

Signatures...............................................................   10

PART I        Financial Information

Item 1.       Financial statements (Unaudited)

REGI U.S., Inc.

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(Unaudited)


                                                       January 31,
                                               --------------------------
                                                   1999          1998
                                                    $             $
                                Assets
Current Assets
   Cash                                            1,889        55,105
   Accounts receivable                                 -           799
                                                --------      --------
                                                   1,889        55,904
Intangible Assets                                408,376       429,093
                                                --------      --------
                                                 410,265       484,997
                                                ========      ========

                     Liabilities and Stockholders' Equity

Current Liabilities

   Accounts payable                               99,835        45,845
   Accrued liabilities                             8,375             -
   Due to affiliates                             187,145        61,986
                                                --------      --------
                                                 295,355       107,831
                                                --------      --------
Convertible Debentures                            50,000        50,000
                                                --------      --------

Stockholders' Equity

Common Stock, 20,000,000 shares authorized
   without par value; 9,348,300 and
   9,107,300 shares issued and outstanding
   respectively.                               3,901,447     3,644,151

Deficit Accumulated during the
   Development Stage                          (3,836,537)   (3,316,985)
                                              ----------    ----------
                                                  64,910       327,166
                                              ----------    ----------
                                                 410,265       484,997
                                              ==========    ==========

REGI U.S., Inc.

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(Unaudited)



                                             Nine months ended
                                                January 31,
                                          ----------------------
                                             1999         1998
                                              $            $

Revenues                                          -            -
                                          ---------    ---------
Administrative Expenses

   Bank charges                                 711          801
   Foreign exchange                            (112)          51
   Interest on debentures                     4,713        2,734
   Investor relations and consulting         89,046       55,157
   Office, rent and telephone                10,753        7,134
   Professional fees                         16,239       21,585
   Transfer agent and regulatory fees        18,009       11,229
   Less: interest and other income                -       (1,683)
                                          ---------    ---------
                                            139,359       97,008
                                          ---------    ---------
Research and Development Expenses

   Amortization                              19,635        5,977
   Market development                             -      106,436
   Project management                        22,500       22,500
   Project overhead                          11,945       22,781
   Prototype design and construction         33,100       23,299
   Royalties                                 18,000        9,000
   Technical consulting                      63,000       65,569
   Technical reports                              -        5,000
   Travel                                     1,963        8,828
                                          ---------    ---------
                                            170,143      269,390
                                          ---------    ---------
Net Loss                                    309,502      366,398
                                          =========    =========
Net Loss Per Share                              .03          .04
                                          =========    =========
Weighted Average Shares Outstanding       9,260,000    8,430,000
                                          =========    =========

REGI U.S., Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(Unaudited)



                                                            Nine months ended
                                                               January 31,
                                                           ---------------------
                                                             1999        1998
                                                              $           $
Cash Flows to Operating Activities
 Net loss                                                  (309,502)   (366,398)
 Adjustments to reconcile net loss to cash
   Amortization                                              19,635       5,977
   Common stock issued for services                          71,046     100,000

 Change in non-cash working capital items
   Increase in accounts payable and accrued liabilities      35,431     (79,405)
                                                           --------    --------
Net Cash Used by Operating Activities                      (183,390)   (339,826)
                                                           --------    --------
Cash Flows from (to) Financing Activities
 Increase in convertible debenture                                -      50,000
 Increase in common stock                                         -     439,000
 Increase in advances from affiliate                        188,226      10,930
 Increase (decrease) in loan from officer                         -      (7,200)
                                                           --------    --------
Net Cash Provided by Financing Activities                   188,226     492,730
                                                           --------    --------
Cash Flows to Investing Activity
 (Increase) in patents                                       (4,116)    (99,018)
                                                           --------    --------
Net Cash Used by Investing Activity                          (4,116)    (99,018)
                                                           --------    --------
Increase in cash                                                720      53,886
Cash - beginning of period                                    1,169       1,219
                                                           --------    --------
Cash - end of period                                          1,889      55,105
                                                           ========    ========
Non-cash Financing Activities
 100,000 shares issued for investor relations
  services pursuant to performance stock
  plans at a value of $0.71                                  71,046           -

 400,000 shares issued for AVFS rights
  at a value of $0.72 per share                                   -     288,251

 100,000 shares issued for market
  development pursuant to a performance
  stock plan at a value of $1.00 per share                        -     100,000

 50,000 shares issued to settle a liability
  at a value of $0.50 per share                                   -      25,000
                                                           --------    --------
                                                             71,046     413,251
                                                           ========    ========
Interest paid                                                   338       2,734
Taxes paid                                                        -           -

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

Progress Report from November 1, 1998 to March 8, 1999

Pursuant to a News Release dated December 29, 1998, the Company announced that Reg Technologies Inc. ("Reg"), the Company's majority shareholder, and the Company signed a cooperative and license agreement with Global Aircraft Corporation to develop and commercialize the Rand Cam(TM) diesel engine for aviation applications. The license agreement is subject to Global obtaining NASA Small Business Innovative Research Phase I and Phase II contracts for development of a Rand Cam(TM) diesel aircraft engine. Global received a Phase I contract in the amount of $70,000.00 US and work on the project was initiated by January 4, 1999. The Phase I funds will be used to test the Rand Cam 125 HP Diesel engine currently being developed in the Company's Detroit facilities and to evaluate its potential for aviation applications. The Phase I funds will also permit the Company and Global to prepare a preliminary design of a 225 - 250 HP engine to be developed in the Phase II project. The Phase I project will also include the preparation of the proposal for the Phase II project which could provide up to $600,000.00 US for development of the Rand Cam(TM) Diesel Aircraft Engine.

Patrick Badgley, the Company's Vice President of Research & Development for the Rand Cam(TM) project will work with Global & Embry Riddle Aeronautical University of Dayton Beach, Florida to test the 125 H.P. diesel engine to determine its performance under various load conditions and evaluate its suitability for aviation applications. The specific type of data to be acquired will include torque, horsepower, and fuel consumption at various RPM, engine temperature, acoustic and vibration signatures, and analysis of engine exhaust products.

During the project period, the Global - REGI team will develop a preliminary design for a 225 -250 H.P Rand Cam(TM) diesel aircraft engine that will meet NASA AGATE requirements for a high performance 21st century General Aviation Aircraft capable of cruising at 250 MPH and at altitudes up to 25,000 MSL. Based on successful funding of the SBIR NASA Phase II contact, Global and the Company will receive $600,000.00 US for a two-year research program to develop and commercialize the new aircraft engine and will open up other sources of NASA technical support, at no cost to the Company, in the areas of advanced composite materials and coatings, near net shape material casting, high temperature lubrication, bearings and seals; and high altitude and anechoic testing facilities. These resources will be extremely valuable in advancing the technology required to make the Rand Cam(TM) diesel engine superior and unique in performance and reliability.

Reg and the Company will grant to Global Aircraft a world wide license for aviation applications of the Rand Cam(TM) concept as follows:

 . The Company will receive a royalty of 5% on all sales of Rand Cam(TM) aviation products under this license.

 . The Company will receive 50% of all royalties and payments on sublicense agreements after Global has first received reimbursement for all development and certification costs and secondly the Company has received five million dollars (US $5,000,000.00) in payment for the rights to sublicense under this agreement.

 .  All sublicense agreements shall be approved by the Company and Global.

 . The Company will provide all technical support for design, fabrication, and testing of prototype engines and products for aviation applications at no cost to Global. Global will fund the fabrication, research and development testing, and FAA certification of all prototype and production products.

 . Global will be responsible for all costs related to start-up of production and all manufacturing costs. The Company will provide technical support of manufacturing and product service for all licensed products on a cost reimbursable basis with such costs to be reimbursed quarterly.

 . In return for the Company's technical support for development of Rand Cam(TM) aviation applications, Global agrees to share funding in the amount of 30% of all funds Global receives, subsequent to the SBIR Phase I contract, from NASA or other government sources, unless government restrictions limit third party participation. In case of such funding limitations, the Company will receive the maximum funds permitted by the government.

Global Aircraft Corporation is currently engaged in the development of an all composite light airplane for the General Aviation market and the development and marketing of composite propellers for light airplanes. The Global QCS Composite Propeller is more efficient than conventional wooden or metal propellers and produces less than half as much noise. Global is a major participant in the NASA Advanced General Aviation Transportation Experiments Program (AGATE) and has been highly successful in the NASA SBIR and STTR research programs. Since 1994, Global has received eight NASA SBIR contracts and three NASA Small Business Technology Transfer Research (STTR) contracts. Global is currently commercializing three of the products developed under these NASA programs.

On January 4, 1999, the Company announced that it had received confirmation that Ford Motor Company's Advanced Vehicle Technology department has approved budgeted resources for 1999 to further evaluate the Rand Cam(TM) oil pump for use in automobile transmissions. The Company will supply the test hardware for evaluation, a set of drawings for the hardware with production intent tolerance material requirements, and answer any issues that may arise during the evaluation. Ford will evaluate the functional, manufacturing, and cost aspects of the Rand Cam(TM) oil pump for production intent.

The oil pump testing to date indicates the following:

 . The Rand Cam(TM) oil pump is up to 20% more efficient in volumetric performance than the current oil pumps used today in automobile transmissions.

 . The Rand Cam(TM) oil pump was much quieter at all speeds and pressures than the existing pumps.

 . The Rand Cam(TM) oil pump was designed with four separate pumping chambers resulting in increased performance and fuel economy while decreasing cooling requirements - all highly desirable attributes.

The Ford program is designed to evaluate a production intent Rand Cam(TM) Automobile Transmission oil pump during 1999.

By News Release dated February 15, 1999 the Company announced that pursuant to a private placement of 500,000 units at a price of $2.00 per unit completed in 1995, the warrants forming part of the units were exercisable at a price of $2.50 per share, initially expiring on August 16, 1998 and extended to February 16, 1999. Due to the current market price of the common stock of the Company, the Board of Directors has elected to extend the term of the warrants for an additional six months. Accordingly, the 500,000 warrants are now exercisable on or before August 16, 1999 at a price of $2.50 per share.

Discussion on Y2K issue

In recognition of the Year 2000 risk for information systems, computers, equipment and products using date sensitive software, the Company has retained a consultant to assess the risk to the Company, both internally and externally. However, the Company does not anticipate that its operations will be materially affected. In the unlikely event that the Company's computers are not Year 2000 compliant, the consultant will remedy any deficiencies.

The Company is monitoring the Year 2000 compliance by external parties to whom the Company may be dependent, primarily its bank, suppliers and accountants. The Company is unable to assess the potential damage that may be caused if external parties are unable to resolve their Year 2000 compliance. If it appears that any external party to whom the Company is dependent will be unable to resolve its Year 2000 issue prior to December 31, 1999, the Company has designated personnel to be responsible for developing a contingency plan to minimize the risk of business interruption of the Company.

To mitigate any risk to the Company from external parties, the Company has made every effort to ensure that all current financial, legal and administrative information on the Company is maintained by the Company, both on paper and on the Company's computers.

It is not expected that any material costs will be incurred in addressing the Year 2000 compliance for the Company.

Results of operations for the nine months ended January 31, 1999 compared to the nine months ended January 31, 1998

There were no revenues from product licensing during the periods.

The net loss in 1999 decreased by $57,000 to $310,000 compared to $367,000 in 1998. Only one full time consultant was hired for investor relations activities during the period which totalled $18,000 for both 1999 and 1998 and 100,000 shares were issued to various consultants for investor relations and advertising with a value of $71,000 during 1999 as compared to $37,157 incurred in outside consulting in 1998. The Company has cost sharing arrangements with other affiliated companies to keep overall overhead costs to a minimum with rent and telephone at a quarterly cost of $3,500.

Basic ongoing research and development activities took place during 1999. Paul LaMarche and Patrick Badgley undertook the majority of development activities and were paid technical consulting fees totalling $63,000. The low costs for research and development is due to more cost effective prototype construction activity than in previous periods. The Company did not undertake any market development work during 1999 as compared to $106,000 in 1998.

Liquidity

During the nine months ended January 31, 1999, the Company's operations were financed through advances from its parent company Rand Energy Group Inc. ("RAND") and other affiliated companies totalling $188,000. Rand periodically sells small quantities of common stock of the Company into the open market and advances the proceeds to the Company as needed. It is the intention of the Company to raise additional funds by way of private placement to pay back the affiliate loans and to fund ongoing working capital shortfall and ongoing operations over the next twelve months.

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

The Company's ability to pay debts as they become due and to finance future overhead and development is contingent upon, receiving funds from RAND which is dependent upon the ability to sell shares it owns of the Company into the market or raising additional equity financing through a private placement.

PART II  Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submissions of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         27.1 - Financial Data Schedule

                                  Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 1, 1999


                                              By:  /s/ John G. Robertson
                                                   -----------------------------
                                                   John G. Robertson, President
                                                   (Principal Executive Officer)

                                              By:  /s/ Jennifer Lorette
                                                   -----------------------------
                                                   Jennifer Lorette, Chief
                                                     Financial Officer
                                                   (Principal Financial Officer)