Form 10KSB
period 1999-04-30
REGI U S INC
filed 1999-08-02
CIK 922330

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        _______________________________

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          THE SECURITIES ACT OF 1934

                   For the Fiscal Year Ended April 30, 1999

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

    The Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1999, computed by reference to the price at which the stock was sold on that date: $3,204,267.18.

    The number of shares outstanding of the registrant's Common Stock, no par value, as of June 30, 1999 was 9,348,300.

    Documents incorporated by reference:

  The information required by Part III, relating to Directors, Executive Officers, Promoters and Control Persons; Compliance with
  Section 16(a) of the Exchange Act; Executive Compensation; and Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; is hereby incorporated by reference from the Company's definitive proxy statement to be filed on or before August 28, 1999.

________________________________________________________________________________

                                REGI U.S., INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

PART I                                                                                            Page
                                                                                                  ----
Item 1.    Description of Business...........................................................        3

Item 2.    Property..........................................................................       13

Item 3.    Legal Proceedings.................................................................       14

Item 4.    Submission of Matters to a Vote of Security Holders...............................       14

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..........................       14

Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................................       15

Item 7.    Financial Statements..............................................................       17

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................................

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.................................       31

Item 10.   Executive Compensation............................................................       31

Item 11.   Security Ownership of Certain Beneficial Owners and Management....................       31

Item 12.   Certain Relationships and Related Transaction.....................................       31

Item 13.   Exhibits and Reports on Form 8-K..................................................       31

ITEM 1.   BUSINESS
------    --------

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

     Pursuant to a letter of understanding dated December 13, 1993, among the Company, RAND and Reg Tech, as grantors, and West Virginia University Research Corporation ("WVURC"), the grantors agreed that WVURC shall own 5% of all patented technology relating to the Original Engine and the RC/DC Engine. WVURC performed extensive analysis and testing on the RC/DC engine. WVURC will provide continued support and development of the RC/DC Engine including research, development, testing evaluation and creation of intellectual property. In addition, WVURC will introduce the Company to potential customers and licensees. The Company also will be entitled to all additional intellectual property developed by WVURC relating to the RC/DC Engine.

     Based upon testing work performed by independent organizations on prototype models, the Company believes that the RC/DC Engine holds significant potential in a number of applications ranging from small stationary equipment to automobiles and aircraft. In additional to its potential use as an internal combustion engine, the RC/DC Engine design is being employed in the development of a compressor unit which may find application in automobile air conditioners.

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

     Motor Scooter Project
     ---------------------

     On January 6, 1998, the Company announced that the RC\DC Scooter Engine was successfully test fired on the new ignition system which was designed by its engineering team.

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

     Air\Vapor Flow System
     ---------------------

     In June 1997, the Company announced that it had reached an agreement with John Weston ("Weston") to acquire the US rights to his invention, the Air/Vapor Flow System (the "AVFS"). The objective of this invention is to reduce harmful carbon monoxide emissions by eliminating unburned liquid fuel in the exhaust. Weston was paid $50,000 plus 200,000 shares of the Company. In December 1997, the Company acquired the worldwide rights (exclusive of Canada) to the AVFS for a subsequent payment of $36,500 plus an additional 200,000 shares. The Company agreed to pay to Weston 8.5% of net sales derived from the AVFS together with a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly.

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

     In half of the tests, the Kawasaki engine was provided liquid gasoline by a conventional carburetor. In the other half, the AVFS replaced the carburetor. All other facts were kept equal. The generator was first run equipped with the standard carburetor at idle and at a fixed high load using light bulbs to load the generator and reading the voltage and current delivered by the generator. Fuel consumption was measured by using a calibrated pipette directly feeding the carburetor inlet. Exhaust emissions were collected using a heated sample line running to the Beckman emission cart. Tests were repeated using the AVFS.

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
610


  On March 12, 1998, the Company announced the following test results as reported by Patrick Badgley.

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

  On June 1, 1998, the Company announced that the design of the special transmission oil pump for automobiles is now completed for prototype fabrication and testing has commenced.

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

Progress Report from May 1, 1998 to April 30, 1999
--------------------------------------------------

The design of the special transmission oil pump for automobiles has been completed for prototype fabrication and testing. According to the Company's engineer, Paul LaMarche, the major advantages of the Rand Cam(TM) design are the small size, ability to have multiple pressures in one pump and being able to turn off one half of the pump when a predetermined RPM has been achieved in order to save on fuel consumption.

On August 7th, 1998, the Company announced that an agreement was completed with Trans Air Manufacturing Corporation ("Trans Air") to jointly develop and manufacture a working prototype compressor for air conditioning for buses. Trans Air, founded in 1979, has successfully manufactured and supported the highest quality transportation air conditioning systems in the industry using a single basic premise, which is to make a quality product and stand behind it.

On August 24th, 1998, the Company announced that the current oil pump test results were successfully completed by the Company's engineers. The Rand Cam(TM) oil pump was tested up to 650 psi with no signs of stress. The conventional oil pump pressures peak at 300 psi with 200 psi as the standard operating pressure.

The Company's engineers have commenced the production design for the Rand Cam(TM) oil pump for transmissions for automotive use. The Company believes that this unique patented rotary design should open a completely new opportunity for all pump applications. The Rand Cam(TM) pump is an efficient, smooth and quiet running design that will require very little maintenance due to the simplicity of the design.

By News Release dated October 5th, 1998, the Company issued a progress report on the Rand Cam(TM) oil pump from its engineer, Paul LaMarche, which states that the Rand Cam(TM) design oil pump was tested at the Ford Motor test labs with the following results:

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

The oil pump testing to date indicates the following:
-----------------------------------------------------

- The Rand Cam(TM) oil pump is up to 20% more efficient in volumetric performance than the current oil pumps used today in automobile transmissions.

- The Rand Cam(TM) oil pump was much quieter at all speeds and pressures than the existing pumps.

- The Rand Cam(TM) oil pump was designed with four separate pumping chambers resulting in increased performance and fuel economy while decreasing cooling requirements - all highly desirable attributes.

The Ford program is designed to evaluate a production intent Rand Cam(TM) Automobile Transmission oil pump during 1999.

On October 30th, 1998, the Company announced that it had entered into a Manufacturing Agreement with T.W. Blasingame Company, Inc., of Boise Idaho ("Blasingame"). Pursuant to the terms of the Agreement, the Company granted to Blasingame the exclusive worldwide rights to market and sell a steam expander/hot air version of the Rand Cam/Direct Charge(TM) engine (the "RC/DC Engine") for locomotive/railway applications. Pursuant to the terms thereto, Blasingame has granted the exclusive world-wide rights to the Company to manufacture, market and sell the vane restraint mechanism developed by Blasingame for all applications of the RC/DC Engine, which vane restraint mechanism has increased the rotational speed of the RC/DC Engine from 500 revolutions per minute to 1,200 revolutions per minute.

Blasingame and the Company have also agreed to jointly develop the RC/DC engine for diesel engine manufacturers for locomotive/railway applications and such other applications as the Company may agree to in writing.

A royalty equal to 10% of the gross sale price for each RC/DC Engine using the vane restraint mechanism is payable as to 75% to the Company and 25% to Blasingame.

Pursuant to a News Release dated December 29, 1998, the Company announced that Reg Tech, the Company's majority shareholder, and the Company signed a cooperative and license agreement with Global Aircraft Corporation to develop and commercialize the Rand Cam(TM) diesel engine for aviation applications. The license agreement is subject to Global obtaining NASA Small Business Innovative Research Phase I and Phase II contracts for development of a Rand Cam(TM) diesel aircraft engine. Global received a Phase I contract in the amount of $70,000.00 US and work on the project was initiated by January 4, 1999. The Phase I funds will be used to test the Rand Cam(TM) 125 horsepower Diesel engine currently being developed in the Company's Detroit facilities and to evaluate its potential for aviation applications. The Phase I funds will also permit the Company and Global to prepare a preliminary design of a 225 - 250 horsepower engine to be developed in the Phase II project. The Phase I project will also include the preparation of the proposal for the Phase II project which could provide up to $600,000.00 US for development of the Rand Cam(TM) Diesel Aircraft Engine.

Patrick Badgley, the Company's Vice President of Research & Development for the Rand Cam(TM) project will work with Global Aircraft to test the 125 horsepower diesel engine to determine its performance under various load conditions and evaluate its suitability for aviation applications. The specific type of data to be acquired will include torque, horsepower, and fuel consumption at various RPM, engine temperature, acoustic and vibration signatures, and analysis of engine exhaust products.

During the project period, the Global/REGI team will develop a preliminary design for a 225 -250 horsepower Rand Cam(TM) diesel aircraft engine that will meet NASA AGATE requirements for a high performance 21st Century General Aviation Aircraft capable of cruising at 250 MPH and at altitudes up to 25,000 MSL. Based on successful funding of the SBIR NASA Phase II contact, Global and the Company will receive $600,000.00 US for a two-year research program to develop and commercialize the new aircraft engine and will open up other sources of NASA technical support, at no cost to the Company, in the areas of advanced composite materials and coatings, near net shape material casting, high temperature lubrication, bearings and seals; and high altitude and anechoic testing facilities. These resources will be extremely valuable in advancing the technology required to make the Rand Cam(TM) diesel engine superior and unique in performance and reliability.

Reg Tech and the Company will grant to Global Aircraft a worldwide license for aviation applications of the Rand Cam(TM) concept as follows:

- The Company will receive a royalty of 5% on all sales of Rand Cam(TM) aviation products under this license.

- The Company will receive 50% of all royalties and payments on sublicense agreements after Global has first received reimbursement for all development and certification costs and secondly the Company has received five million dollars (US $5,000,000.00) in payment for the rights to sublicense under this agreement.

-    All sublicense agreements shall be approved by the Company and Global.

- The Company will provide all technical support for design, fabrication, and testing of prototype engines and products for aviation applications at no cost to Global. Global will fund the fabrication, research and development testing, and FAA certification of all prototype and production products.

- Global will be responsible for all costs related to start-up of production and all manufacturing costs. The Company will provide technical support of manufacturing and product service for all licensed products on a cost reimbursable basis with such costs to be reimbursed quarterly.

- In return for the Company's technical support for development of Rand Cam(TM) aviation applications, Global agrees to share funding in the amount of 30% of all funds Global receives, subsequent to the SBIR Phase I contract, from NASA or other government sources, unless government restrictions limit third party participation. In case of such funding limitations, the Company will receive the maximum funds permitted by the government.

Global Aircraft Corporation is currently engaged in the development of an all composite light aeroplane for the General Aviation market and the development and marketing of composite propellers for light aeroplanes. The Global QCS Composite Propeller is more efficient than conventional wooden or metal propellers and produces less than half as much noise. Global is a major participant in the NASA Advanced General Aviation Transportation Experiments Program (AGATE) and has been highly successful in the NASA SBIR and STTR research programs. Since 1994, Global has received eight NASA SBIR contracts and three NASA Small Business Technology Transfer Research (STTR) contracts. Global is currently commercializing three of the products developed under these NASA programs.

By News Release dated June 21st, 1999 the Company announced that the Rand Cam
(TM) rotary diesel aircraft project, (1998 NASA SBIR Phase I contract) was completed and the final report was delivered to NASA on schedule.

Patrick Badgley, senior engineer for the Rand Cam (TM) diesel aircraft project, reported that under Mr. Badgley's direction, the 125 horsepower diesel engine successfully completed a short test run on diesel fuel ignited by compression ignition. Mr. Badgley was directly involved with Global Aircraft in Starkville, Mississippi in training their personnel on the assembly and testing of the engine. He also assisted in the design of several important modifications. The Global/REGI team is currently conducting additional testing.

The 250 horsepower engine designed especially for aircraft operation has been completed using the Company's new "winged rotor" concept that greatly enhanced internal sealing and eliminates numerous separate components.

The proposal for a Phase II program for $600,000 to design, fabricate and test a 250 horsepower Rand Cam (TM) engine has been completed and submitted to NASA.

Discussion on Y2K issue
-----------------------

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

  While market acceptance of a new type of engine could be difficult to achieve, once accepted, such an engine could have a potential market of hundreds of thousands of units per year. The Company has not conducted a formal market survey but statistics available on the aircraft, marine and industrial markets alone indicate an annual market potential of more than one hundred million dollars. The two prototypes are being used as demonstrators to prove that the Technology works and can be used in other engines. For example, Alliant looked at all engine applications for the RC/DC Engine. Based on the market potential, the RC\DC Engine is well suited for application to internal combustion engines, pumps and compressors and expansion engines, such as turbines and other piston engine applications. The mechanism can be scaled to match virtually any size requirement. This flexibility opens the door to large markets being developed. The Company is currently testing prototypes for these products. The Company's strategy is to develop engines and compressors for low to medium horsepower applications, then apply the Technology to larger applications. The Company plans to then license the Technology or enter into joint venture arrangements for other specific applications. The licensee or joint venture partners will then provide funding for research and development of the specific applications.

  A "Technology Evaluation" report was prepared on the RC/DC Engine dated May 19, 1993, by Patrick R. Badgley formerly of Adiabatics, Inc. This evaluation concludes that the engine concept is sound and has numerous advantages over current engines. At the time of the report, Mr. Badgley was director of research and development at Adiabatics, Inc. Mr. Badgley is now a Vice President of the Company. The Company believes the conclusions contained in the report are still valid.

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

  Pursuant to the letter of understanding dated December 13, 1993, among the Company, RAND, Reg Tech and WVURC, WVURC will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology relating to the Original Engine and the RC/DC Engine.

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

  The Company expects revenue from license agreements with the potential end users based on the success of the early test results from the compressor and diesel engine prototypes. Within six months of successful testing of the prototypes, the Company expects to have joint venture or license agreements finalized. These would result in royalties to the Company. However, there is no assurance that the tests will be successful or that the Company will ever receive any such royalties.

The following marketing activities are all currently underway:

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

PATENT INFORMATION

  U.S. patent No. 5,429,084 was granted on July 4, 1995, to the inventor, Brian Cherry, Patrick Badgley and four other individuals for various improvements incorporated in the RC/DC Engine. The patent has been assigned to the Company. U.S. Patent 4,401,070 for the Original Engine was issued on August 30, 1983, to James McCann and the marketing rights are held by RAND.

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

SEASONALITY AND BACKLOG OF BUSINESS

  Since the Company is not yet in production, the seasonality of its potential business is not of present concern. However, at this time it does not appear that there will be a significant seasonal factor to its potential business.

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

ITEM 2.   PROPERTY
------    --------

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

ITEM 3.   LEGAL PROCEEDINGS
------    -----------------

  The Company is not a party to any legal proceedings or litigation, nor is it aware that any litigation is presently being threatened or contemplated against either itself or any officer, director or affiliate.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

  No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year ended April 30, 1998.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------    --------------------------------------------------------

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

                                                             Bid Price                   Asked Price
                                                       High            Low           High           Low
                                                       ----            ---           ----           ---
Quarter ended July 31, 1997                          $ 0.937         $ 0.937       $ 1.00         $ 1.00
Quarter ended October 31, 1997                       $ 1.562         $ 1.562       $ 1.75         $ 1.75
Quarter ended January 31, 1998                       $ 1.812         $  .937       $ 1.968        $ 1.093
Quarter ended April 30, 1998                         $ 1.531         $ 1.00        $ 1.656        $ 1.125
Quarter ended July 31, 1998                          $ 0.843         $ 0.843       $ 0.937        $ 0.937
Quarter ended October 31, 1998                       $ 0.593         $ 0.593       $ 0.760        $ 0.760
Quarter ended January 31, 1999                       $ 0.75          $ 0.75        $ 0.937        $ 0.937
Quarter ended April 30, 1999                         $ 0.5625        $ 0.5625      $ 0.75         $ 0.75

As of June 30, 1999, there were 9,348,300 shares of Common Stock outstanding, held by 183 shareholders of record.

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

UNREGISTERED SECURITIES ISSUED OR SOLD WITHIN THREE YEARS.

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

The Company plans to raise $525,000 and issue 700,000 units at $0.75 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.00 per share if exercised in year one. A total of $107,500 was raised as at April 30, 1999 and $51,000 was raised subsequently.

Item 6:  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

Management's Discussion
-----------------------

REGI U.S., Inc. herein (the "Company") was incorporated in the State of Oregon, USA on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine ("The RC/DC Engine"). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("REGI") which is the controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%.

On June 22, 1997, the Company acquired the U.S. rights to an Air/Vapour Flow System "AVFS". The Company paid $50,000 and 200,000 shares at a fair value of $154,665. The Company will pay to the inventor 8.5% on net sales derived from the AVFS. On December 31, 1997, the Company acquired the world-wide rights (except Canada) to the AVFS by paying $36,500 and issuing a further 200,000 shares at a fair value of $133,586. The inventor will also receive a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has a working capital deficit of $275,800. The Company has undergone mounting losses to date totalling $3,929,412 and further losses are expected until the Company completes a licensing agreement with a manufacturer and reseller. The Company's only asset, other than cash, is its intangible assets, being patents and intellectual property rights, totalling $405,335, which represents 83% of total assets or 509% of shareholders' equity. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise $525,000 and issue 700,000 units at $0.75 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.00 per share if exercised in year one. A total of $107,500 was raised as of April 30, 1999 and $51,000 was raised subsequently. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 500,000 shares at $1.25 per share may be exercised to net $625,000 and options with respect to 570,000 shares at $0.75 per share may be exercised to net $427,000.

Results of operations for fiscal 1999 compared to fiscal 1998
-------------------------------------------------------------

There were no revenues from product licensing during the years ended April 30, 1998 and 1999.

The net loss in 1999 decreased by $183,000 to $398,000 compared to $581,000 in 1998. The decrease was due to a $146,000 decrease in administrative expenses and a $37,000 decrease in research and development expenses. The decrease in administrative expenses was due to the Company not paying large amounts for advertising their Company in publications which amounted to $130,000 in 1998 and only $6,000 in 1999. The Company reduced the amount it paid for investor relations consultants by $37,000 to $97,000. The reductions in investor relations activities was done to preserve working capital. All other administrative expenses were kept to a minimum amount of $50,000 from $57,000 in 1998. Professional fees made up $20,000 of the administrative expenses in 1999 as compared to $28,000 in 1998 which includes accounting, auditing and legal; the Company continues to use an in house consultant to perform the majority of legal work. The decrease of $37,000 in research and development was attributed to a reduction of travel costs to $2,000 from $13,000; overhead was reduced to $16,000 from $30,000; and prototype design and construction contracts for outside contractors was reduced to $40,000 from $53,000 as the majority of prototype construction and testing costs has been borne by potential licensees and manufacturers. The Company pays two in-house consultants for technical prototype design consulting amounting to $84,200 which was mainly conducted by Paul LaMarche and Patrick Badgley, Vice President of Research and Development. See above progress reports for research and development activity conducted during the year by the Company and these two individuals.

Liquidity
---------

During fiscal 1999, the Company financed its operations mainly through subscription proceeds of $107,500 towards a private placement of 700,000 units at $0.75 per unit for potential total proceeds of $525,000. The Company received a further $51,000 subsequent to April 30, 1999. Each unit will contain one share and one warrant to acquire one additional share at $1.00 per share expiring one year after receipt of funds. No units have been issued to date.

The Company received funding from its affiliated companies (common directors) and its 57.3% shareholder, Rand Energy Group, Inc. and its 51% shareholder Reg Technologies Inc. These companies advanced, or paid expenses on behalf of, $237,000 during 1999. These amounts owing are now $240,000, or 59% of total liabilities, are unsecured and repayable on demand. The Company's affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance further funds, or pay expenses on behalf of the Company, if needed.

The Company spent $6,600 on patent protection costs during 1999. The loss for the year of $398,000 included $96,000 of non-cash items being $25,000 for amortization of capital and intangible assets and $71,000 for financial consulting fees paid by issuing 100,000 shares pursuant to performance stock agreements. In addition to the aforementioned sources of financing, the Company's suppliers financed a further $79,000 during the year.

As of April 30, 1999 the Company had cash of $82,000 and current liabilities of $358,000. To repay the current working capital deficit of $276,000 and finance the next twelve months of operations, the Company plans to raise $525,000 and issue 700,000 units at $0.75 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.00 per share if exercised in year one. A total of $107,500 was raised as at April 30, 1999 and $51,000 was raised subsequently with $366,500 yet to be secured. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 500,000 shares at $1.25 per share may be exercised to net $625,000 and options with respect to 570,000 shares at $0.75 per share may be exercised to net $427,000. The Company also plans to raise funds through loans from a controlling shareholder (REGI). REGI owns 5,362,700 shares in the Company, worth approximately $3,750,000, and plans to sell shares as needed to meet ongoing funding requirements of the Company if traditional equity sources of financing prove to be insufficient.

Item 7.   Financial Statements
-------   --------------------

          Independent Auditor's Report

          Balance Sheets as of April 30, 1999 and 1998

          Statements of Operations accumulated from July 27, 1992 (Inception) to April 30, 1999 and the years ended April 30, 1999 and 1998

          Statements of Cash Flows accumulated from July 27, 1992 (Inception) to April 30, 1999 and the years ended April 30, 1999 and 1998

          Statement of Stockholders' Equity accumulated from July 27, 1992
           (Inception) to April 30, 1999

          Notes to the Financial Statements

                         Independent Auditor's Report
                         ----------------------------


To the Board of Directors
REGI U.S., Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of REGI U.S., Inc. (A Development Stage Company) as of April 30, 1999 and 1998 and the related statements of operations, shareholders' equity and cash flows for the period from July 27, 1992 (Inception) to April 30, 1999 and the years ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of REGI U.S., Inc. (A Development Stage Company), as of April 30, 1999 and 1998, and the results of its operations and its cash flows for the period from July 27, 1992 (Inception) to April 30, 1999 and the years ended April 30, 1999 and 1998, in conformity with generally accepted accounting principles in the United States.

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



                                             /s/ Elliott, Tulk, Pryce, Anderson




                                             CHARTERED ACCOUNTANTS


Vancouver, Canada
July 15, 1999

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
April 30, 1999 and 1998


                                                         1999        1998
                                                           $           $
                             Assets
Current Asset
   Cash                                                  82,120        1,169
Fixed Assets (Note 3)                                         -        3,160
Intangible Assets (Note 4)                              405,335      420,735

                                                      ---------   ----------

                                                        487,455      425,064

                                                      =========   ==========

              Liabilities and Shareholders' Equity
Current Liabilities

   Accounts payable                                     107,274       58,277
   Accrued liabilities                                    9,875       14,500
   Due to affiliates (Note 7(e))                        240,264        3,003
   Due to officer (Note 7(e))                               507          371
                                                      ---------    ---------

                                                        357,920       76,151

                                                      ---------    ---------
Convertible Debentures (Note 5)                          50,000       50,000

                                                      ---------    ---------

Commitments and Contingent Liabilities (Note 8)

Shareholders' Equity
Common Stock (Note 6), 20,000,000 shares
   authorized without par value; 9,348,300
   and 9,248,300 shares issued and
   outstanding respectively                           3,901,447    3,830,401
Common Stock paid for but unissued (Note 6(d))          107,500            -
Deficit Accumulated During the Development Stage     (3,929,412)  (3,531,488)

                                                      ---------    ---------

                                                         79,535      298,913

                                                      ---------    ---------

                                                        487,455      425,064

                                                      =========    =========

                    The accompanying notes are an integral
                       part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
Accumulated from July 27, 1992 (Inception) to April 30, 1999 and the Years ended April 30, 1999 and 1998

                                                            Accumulated from
                                                       July 27, 1992 (Inception)
                                                              to April 30,
                                                                1999                     1999            1998
                                                                  $                        $               $
Revenues                                                              -                        -               -
                                                            -----------               ----------      ----------
Administrative Expenses
   Bank charges                                                   5,968                    1,238           1,187
   Foreign exchange                                               3,642                      482             334
   Interest on debentures                                         8,541                    4,713           3,828
   Investor relations - advertising                             268,843                    6,478         129,776
   Investor relations - consulting                              460,211                   96,870         134,306
   Office, rent and telephone                                   114,907                   28,719          10,669
   Professional fees                                            278,264                   20,135          28,477
   Transfer agent and regulatory fees                            67,569                   16,921          13,723
   Travel                                                         6,347                        -             924
   Less: interest                                               (15,535)                     (12)         (1,766)
                                                            -----------               ----------      ----------

                                                              1,198,757                  175,544         321,458
                                                            -----------               ----------      ----------
Research and Development Expenses

    Intellectual property (Note 4(a) and (b))                   257,000                        -               -
    Amortization                                                 59,321                   25,199          16,444
    Market development                                           92,782                        -           6,436
    Professional fees                                            73,904                        -               -
    Project management                                          190,000                   30,000          30,000
    Project overhead                                            155,584                   16,445          30,116
    Prototype design and construction contracts               1,229,478                   40,363          53,428
    Royalties (Note 4(d))                                        39,000                   24,000          15,000
    Technical prototype design consulting                       289,806                   84,200          89,797
    Technical reports                                            22,120                        -           5,000
    Technical salaries                                          169,467                        -               -
    Travel                                                      152,193                    2,173          13,222
                                                            -----------               ----------      ----------

                                                              2,730,655                  222,380         259,443
                                                            -----------               ----------      ----------

Net Loss                                                      3,929,412                  397,924         580,901
                                                            ===========               ==========      ==========

Net Loss Per Share                                                                          (.04)           (.07)
                                                                                      ==========      ==========

Weighted Average Shares Outstanding                                                    9,310,000       8,565,000
                                                                                      ==========      ==========

                   (The accompanying notes are an integral
                       part of the financial statements)d

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from July 27, 1992 (Inception) to April 30, 1999 and the Years ended April 30, 1999 and 1998

                                                                               Accumulated from
                                                                           July 27, 1992 (Inception)
                                                                                   to April 30,
                                                                                      1999          1999          1998
                                                                                        $             $            $
Cash Flows to Operating Activities
    Net loss                                                                      (3,929,412)     (397,924)     (580,901)
    Adjustments to reconcile net loss to cash
        Amortization                                                                  59,321        25,199        16,444
        Intellectual property                                                        257,000             -             -
        Shares issued for services                                                   241,296        71,046       170,250

    Change in non-cash working capital items
        Increase (decrease) in accounts payable and accrued liabilities              142,151        44,372       (51,672)
                                                                                 -----------     ---------    ----------
Net Cash Used in Operating Activities                                             (3,229,644)     (257,307)     (445,879)
                                                                                 -----------     ---------    ----------
Cash Flows from Financing Activities
   Increase in capital stock                                                       3,397,400       107,500       505,000
   Increase in convertible debenture                                                  50,000             -        50,000
   Increase in due to affiliates                                                      40,264       237,261         1,947
   Increase in officer's loan                                                            507           136        (6,829)
                                                                                ------------     ---------    ----------
Net Cash Provided by Financing Activities                                          3,488,171       344,897       550,118
                                                                                ------------     ---------    ----------
Cash Flows to Investing Activities
     (Increase) in fixed assets                                                      (19,495)            -        (3,447)
     (Increase) in intangible assets                                                (156,912)       (6,639)     (100,842)
                                                                                ------------     ---------    ----------
Net Cash Used in Investing Activities                                               (176,407)       (6,639)     (104,289)
                                                                                ------------     ---------    ----------
Increase (decrease) in cash                                                           82,120        80,951           (50)
Cash - beginning of period                                                                 -         1,169         1,219
                                                                                ------------     ---------    ----------
Cash - end of period                                                                  82,120        82,120         1,169
                                                                                ------------     ---------    ----------
Non-Cash Financing Activities
   Affiliate's shares issued for intellectual property                               200,000             -             -
   100,000 shares (1997 - 125,000 shares) issued pursuant to
    performance stock agreements for financial consulting services                   241,296        71,046       170,250
   6,100,000 shares issued for intellectual property                                 345,251             -       288,251
   50,000 shares issued to settle debt                                                25,000             -        25,000
                                                                                ------------     ---------    ----------
                                                                                     811,547        71,046       483,501
                                                                                ============     =========    ==========
Supplemental Disclosures
   Interest paid                                                                       8,541         4,713         3,828
   Income tax paid                                                                         -             -             -


                   (The accompanying notes are an integral
                       part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Shareholders' Equity
From July 27, 1992 (Inception) to April 30, 1999

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                                  During the
                                                                            Common Stock          Development
                                                                         Shares       Amount         Stage
                                                                           #             $             $
Balance - July 27, 1992 (inception)                                           -             -             -
 Stock issued for intellectual property at
   $0.01 per share                                                    5,700,000        57,000             -
 Stock issued for cash at $0.01 per
   share                                                                300,000         3,000             -
 Net loss for the period                                                      -             -       (23,492)
                                                                      ---------     ---------    ----------

Balance - April 30, 1993                                              6,000,000        60,000       (23,492)
 Stock issued for cash pursuant to
   a public offering of shares issued at
   $1.00 per share                                                      500,000       500,000             -
 Net loss for the year                                                        -             -      (394,263)
                                                                      ---------     ---------    ----------

Balance - April 30, 1994                                              6,500,000       560,000      (417,755)
 Stock issued for cash pursuant to:
   options exercised at $0.10 per share                                  10,000         1,000             -
   a private placement of shares issued at
   $2.25 per share                                                      250,000       562,500             -
   warrants exercised at $1.25 per share                                169,200       211,500             -
   warrants exercised at $1.50 per share                                  1,000         1,500             -
 Net loss for the year                                                        -             -    (1,225,743)
                                                                      ---------     ---------    ----------

Balance - April 30, 1995                                              6,930,200     1,336,500    (1,643,498)
 Stock issued for cash pursuant to:
   options exercised at $0.10 per share                                 200,500        20,050             -
   options exercised at $1.00 per share                                  17,000        17,000             -
   options exercised at $2.75 per share                                   5,000        13,750             -
   options exercised at $2.50 per share                                  10,000        25,000             -
   warrants exercised at $1.50 per share                                132,200       198,300             -
   a private offering memorandum at
   $2.00 per share                                                      341,000       682,000             -
 Net loss for the year                                                        -             -      (796,905)
                                                                      ---------     ---------    ----------

Balance - April 30, 1996                                              7,635,900     2,292,600    (2,440,403)
                                                                      ---------     ---------    ----------

                   (The accompanying notes are an integral
                         part of financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Shareholders' Equity
From July 27, 1992 (Inception) to April 30, 1999

                                                                                                           Deficit
                                                                                                        Accumulated
                                                                                                        During the
                                                                                  Common Stock          Development
                                                                               Shares      Amount         Stage
                                                                                  #          $              $
Balance carried forward                                                       7,635,900     2,292,600    (2,440,403)

 Stock issued for cash pursuant to
   options exercised at $0.10 per share                                         137,000        13,700             -
   warrants exercised at $1.50 per share                                        185,400       278,100             -
   a private placement at $2.00 per share                                        20,000        40,000             -
   a private placement at $1.50 per share                                       145,000       217,500             -
 Net loss for the year                                                                -             -      (510,184)
                                                                              ---------     ---------    ----------

Balance - April 30, 1997                                                      8,123,300     2,841,900    (2,950,587)

 Stock issued for cash pursuant to
   options exercised at $0.10 per share                                          50,000         5,000             -
 Stock issued for acquisition of AVFS rights
   at a deemed value of $0.72 per share                                         400,000       288,251             -
 Stock issued for financial consulting services
   pursuant to performance stock plans
   issued at a fair value of $1.36 per share                                    125,000       170,250             -
 Stock issued for cash pursuant to a
   units offering at $1.00 per unit                                             500,000       500,000             -
 Stock issued to settle an accrued liability
   at a deemed value of $0.50 per share                                          50,000        25,000             -
 Net loss for the year                                                                -             -      (580,901)
                                                                              ---------     ---------    ----------

Balance - April 30, 1998                                                      9,248,300     3,830,401    (3,531,488)

 Stock issued for financial consulting services
   pursuant to performance stock plans issued
   at a fair value of $0.71 per share                                           100,000        71,046             -
 Net loss for the year                                                                -             -      (397,924)
                                                                              ---------     ---------    ----------

Balance - April 30, 1999                                                      9,348,300     3,901,447    (3,929,412)
                                                                              =========     =========    ==========

                   (The accompanying notes are an integral
                         part of financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 1999 and 1998



1. Development Stage Company

   REGI U.S., Inc. herein ("the Company") was incorporated in the State of Oregon, U.S.A. on July 27, 1992.

   The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine ("The RC/DC Engine"). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("REGI") which is the controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%.

   The Company acquired the world-wide marketing and intellectual rights, other than Canada, to the Air/Vapor Flow System ("AVFS"). See Note 4(d).

   In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $275,800. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

   The Company plans to raise $525,000 and issue 700,000 units at $0.75 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.00 per share if exercised in year one. A total of $107,500 was raised as at April 30, 1999 and $51,000 was raised subsequently. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 500,000 shares at $1.25 per share may be exercised to net $625,000 and options with respect to 570,000 shares at $0.75 per share may be exercised to net $427,000.

2. Summary of Significant Accounting Policies

   (a)  Fixed Assets

        Computer equipment is amortized over 3 years on a straight-line basis.

   (b)  Intangible Assets

        Costs to register and protect patents and to acquire rights are capitalized as incurred. These costs are being amortized on a straight line basis over 20 years. Intangible assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

  (c)   Basic and Diluted Net Income (Loss) per Share

        The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

        Loss per share for 1999 and 1998 does not include the effect of the Loss per share for 1999 and 1998 does not include the effect of the potential conversions of stock options, warrants or convertible debentures, as their effect would be anti-dilutive.

2.  Summary of Significant Accounting Policies (continued)

    (d) Accounting for Stock Based Compensation

        The Company uses the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") in accounting for its stock based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock. See Note 6(b).

    (e) Cash and Cash Equivalents

        The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

    (f) Foreign Currency Transactions/Balances

        Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

    (g) Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

    (h) Tax Accounting

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

        The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:

               Year of Loss              Amount         Year of
                                       $              Expiration
               1993                       23,000          2008
               1994                      393,000          2009
               1995                    1,007,000          2010
               1996                      792,000          2011
               1997                      521,000          2012
               1998                      605,000          2013
               1999                      415,000          2014
                                       ---------
                                       3,756,000
                                       =========

        Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

       The components of the net deferred tax asset at the end of April 30, 1999 and 1998, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                               1999                 1998
                                                 $                    $

                    Net Operating Loss        415,000              605,000

                    Statutory Tax Rate        113,900 + 34%        113,900 + 34%
                                              in excess of         in excess of
                                                  $335,000             $335,000
                    Effective Tax Rate              -                    -

                    Deferred Tax Asset        141,000              206,000

                    Valuation Allowance      (141,000)            (206,000)
                                             ---------           ---------
                    Net Deferred Tax Asset          -                    -
                                             =========           =========

3. Fixed Assets

                                                              1999      1998
                                               Accumulated  Net Book  Net Book
                                       Cost   Amortization   Value     Value
                                        $          $           $         $
   Computer equipment                 19,495        19,495          -     3,160

                                      ======        ======      =====     =====

4. Intangible Assets

                                                                1999      1998
                                                 Accumulated  Net Book  Net Book
                                       Cost     Amortization   Value      Value
                                        $             $         $         $
   Patents - RC/DC Engine             66,723        11,540     55,183    54,234
   Patents - AVFS                      4,137           153      3,984     1,148
   AVFS rights ((d) below)           374,751        28,133    346,618   365,354

                                     -------        ------    -------   -------

                                     445,611        39,826    405,785   420,736

                                     =======        ======    =======   =======

   (a) On August 20, 1992 the Company acquired the U.S. rights to the original Rand Cam-Engine from REGI by issuing 5,700,000 shares at a fair value of $0.01 per share. REGI will receive a 5% net profit royalty. The $57,000 was expensed as research and development.

   (b) Pursuant to an agreement with Brian Cherry (a director) dated July 30, 1992 and amended November 23, 1992 and April 13, 1993, the Company acquired the U.S. rights to the improved axial vane rotary engine known as the RC/DC Engine. On November 9, 1993, in consideration for the transferred technology, Mr. Cherry was issued 100,000 shares of Reg Technologies Inc. ("REG") (a public company owning 51% of REGI) with a fair value of $200,000. The $200,000 was expensed as research and development. A 1% net profit royalty will be due to the director.

   (c) Pursuant to a letter of understanding dated December 13, 1993 between the Company, REGI and REG (collectively called the grantors) and West Virginia University Research Corporation ("WVURC"), the grantors have agreed that WVURC shall own 5% of all patented technology and will receive 5% of all net profits from sales, licences, royalties or income derived from the patented technology.

    (d) On June 22, 1997 the Company acquired the U.S. rights to an Air/Vapor Flow System "AVFS". The Company paid $50,000 and 200,000 shares at a fair value of $154,665. The Company will pay to the inventor 8.5% on net sales derived from the AVFS. On December 31, 1997, the Company acquired the world-wide rights (except Canada) to the AVFS by paying $36,500 and issuing a further 200,000 shares at a fair value of $133,586. The inventor will also receive a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly.

5.  Convertible Debentures

    The Company issued three year, 8 3/4% interest, convertible debentures and raised $50,000. The 8 3/4% interest is paid annually and the debentures are convertible into common shares at $1.25, $1.50 and $1.75 in years one, two and three, respectively. In the event the shares are trading below $2.00 per share during any consecutive ten trading days during the last month of the third year, the convertible debentures will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000.

6.  Common Stock

    (a)  Warrants outstanding

         (i) A total of 434,000 shares are reserved for the exercise of warrants at $1.25 per share expiring in November, 1999 and a total of 500,000 shares are reserved for the exercise of warrants at $2.50 per share expiring August, 1999.

         (ii) A total of $500,000 was raised pursuant to a private placement and foreign offering of 500,000 units at $1.00 per unit. Each unit contained one share and one warrant to acquire one additional share at $1.25 per share expiring between September, 1999 and November, 1999.

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

                April 30,    Price          Granted        Lapsed      April 30,         Expiry
                  1998         $           during the         #          1999             Date
                    #                         year                         #
                                               #
                 135,000        1.00                  -     135,000
                  75,000        0.75/*/               -      75,000
                   5,000        0.75/*/               -           -         5,000    October 29, 1999
                   5,000        0.75/*/               -           -         5,000    September 8, 2000
                 350,000        0.75/*/               -           -       350,000    January 3, 2001
                 100,000        0.75/*/               -           -       100,000    June 26, 2002
                       -        0.75             25,000           -        25,000    July 22, 2003
                       -        0.75             85,000           -        85,000    November 11, 2003
                --------                      ---------    --------      --------
                 670,000                        110,000    (210,000)      570,000
                ========                      =========    ========      ========

         * repriced from $1.00 to $0.75 in November, 1998.

       The options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock is issued for services rendered the fair value of the shares issued is recorded as compensation expense or capitalized, at the date the shares are issued, based on a discounted average trading price of the Company's stock as quoted on the Over The Counter Bulletin Board.

       The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model with the following assumptions: risk free interest rate was 5.5%, expected volatility of 20%, an expected option life of two years and no expected dividends.

       If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for fiscal 1999 and 1998 would have been as follows:

                                                   1999        1998
                                                     $           $
               Net loss
                   As reported                    (397,924)   (580,901)
                   Pro forma                      (411,624)   (588,101)

               Basic net loss per share
                   As reported                        (.04)       (.07)
                   Pro forma                          (.04)       (.07)

   (c) Performance Stock Plan

       The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the shares are issued at their then fair market value. The Company has issued 150,000 shares for the AVFS rights, at a fair value of $112,500, and 225,000 shares for financial consulting services, at a fair value of $241,296.

   (d) Private Placement

       The Company plans to raise $525,000 and issue 700,000 units at $0.75 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.00 per share if exercised in year one. A total of $107,500 was raised as at April 30, 1999 and $51,000 was raised subsequently.

7.  Related Party Transactions

    The following amounts were paid to officers and directors or companies under their control at their exchange amounts:

    (a) A project management fee of $30,000 (1998 - $30,000) was paid to a company controlled by the President of the Company and is included in research and development expenses.
    (b) A technical consulting fee of $36,000 (1998 - $33,000) was paid to the Vice President of Research and Development and is included in research and development expenses.
    (c) An administrative fee of $6,000 (1998 - $6,000) was paid to the Vice President of Administration and is included in research and development expenses.
    (d) Amounts owing to an officer and affiliates are unsecured, non-interest bearing and are due on demand.
    (e) Included in accounts payable is $51,000 owing to a Company controlled by the President of the Company for management services rendered.


8.  Commitments and Contingent Liabilities
    (a) See Note 4 for royalty commitments in connection with the RC/DC Engine and the AVFS.
    (b)  See Note 6 for commitments to issue shares.
    (c) The Company is committed to fund 50% of the further development of the RC/DC Engine.
    (d)  See Note 1 for going concern considerations.

9.  Uncertainty Due to the Year 2000 Issue

    The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                                   PART III

The information required by this Part III, relating to Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Executive Compensation; and Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; is hereby incorporated by reference from the Company's definitive proxy statement to be filed on or before August 29, 1999.

Item 13(a). Exhibits.

Number      Description                                                 Page No.
------      -----------                                                 -------

3   ARTICLES OF INCORPORATION AND BY-LAWS
    3.1     Articles of Incorporation..................................     (1)
    3.2     Article of Amendment changing name to
            REGI U.S., Inc.............................................     (2)
    3.3     By-Laws....................................................     (1)

4   INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
    4.1     Specimen Share Certificate.................................     (1)
    4.2     Specimen Warrant Certificate...............................     (1)

23  CONSENT OF EXPERTS AND COUNSEL
    23.1    Consent of Elliott Tulk Pryce Anderson.....................

27  FINANCIAL DATA SCHEDULE............................................

______________________________

(1) Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)  Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.

Item 13(b). Reports on Form 8-K.
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           REGI U.S., INC.


                           By: /s/ John G. Robertson
                               -----------------------------
                               John G. Robertson, President
                               Chief Executive Officer and Director


Dated: July 29, 1999

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                             Title                         Date
---------                             -----                         ----

/s/ John G. Robertson                 President, Chief
--------------------------                                          7/29/99
(John G. Robertson)                   Executive Officer
                                      and Director

/s/ Brian Cherry                      Vice President,
--------------------------                                          7/29/99
(Brian Cherry)                        Secretary and
                                      Director


/s/ Jennifer Lorette                  Vice President,
--------------------------                                          7/29/99
(Jennifer Lorette)                    Chief Financial Officer
                                      and Principal Accounting
                                      Officer