Form 10KSB/A
period 1999-04-30
REGI U S INC
filed 1999-09-10
CIK 922330

                    U.S.SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        _______________________________

                                 FORM 10-KSB/A

                              AMENDMENT NO. 1 TO
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock, no par value

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrants revenues for its most recent fiscal year were:  nil.

The Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1999, computed by reference to the price at which the stock was sold on that date: $3,204,267.

The number of shares outstanding of the registrant's Common Stock, no par value, as of June 30, 1999 was 9,348,300.

Documents incorporated by reference:  NONE

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each Executive Officer and Director of the Company:


NAME                       AGE  POSITION
John G. Robertson           58  Chairman of the Board of Directors, President
                                and Chief Executive Officer

Brian Cherry                59  Vice-President, Secretary and Director

Jennifer Lorette            27  Vice-President and Chief Financial Officer

Patrick Badgley             55  Vice-President, Research and Development


Mr. Robertson and Mr. Cherry have held their positions since the formation of the Company in July, 1992. All officers currently devote part-time to the operation of the Company.

There are no family relationships between any director or executive officer and any other director or executive officer.

     John G. Robertson - Chairman of the Board of Directors, President, Chief
                         Executive Officer

Mr. Robertson has been the Chairman, President and Chief Executive Officer of the Company since its formation. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the Vancouver Stock Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the Rand Cam
(TM) technology and Rand Energy Group, Inc. owns the worldwide rights exclusive of the U.S. Mr. Robertson is President, Principal Executive Officer and a member of the Board of Directors of IAS Communications, Inc., an Oregon corporation traded on the OTC bulletin board, which is developing a new type of antenna system. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation
traded on the OTC bulletin board, and its predecessor.   He is also the
President and Founder of Teryl Resources Corp., a public company trading on the Vancouver Stock Exchange involved in gold, diamond, and oil and gas exploration. He is also President of Flame Petro Minerals Corp., a public company trading on the Alberta stock Exchange with interests in oil and gas and gold prospects. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

     Brian Cherry - Vice President, Secretary and Director

Mr. Cherry has been Vice President, Secretary and a Director of the Company since its inception. Since October 1994 Mr. Cherry has served as Vice President in charge of patents and technology for the Rand Cam Engine. Since April 1990 Mr. Cherry has been a director of Reg Technologies, Inc., a British Columbia corporation listed on the Vancouver Stock Exchange that has financed the research on the Rand Cam Engine since 1986.

     Jennifer Lorette - Vice President and Chief Financial Officer

Ms. Lorette has been Vice President and Chief Financial Officer of the Company since June 1994. Since April 1994 she has also been Vice President of Administration for Reg Technologies, Inc., a British Columbia corporation listed on the Vancouver Stock Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since February 1995 Ms. Lorette has been Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer of IAS Communications Inc., an Oregon corporation traded on the OTC bulletin board. Since June 1997 Ms. Lorette has been Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board, and its predecessor. Since June 1994 Ms. Lorette has also been Chief Financial Officer and Vice President of Flame Petro-Minerals Corp.

     Patrick R. Badgley - Vice President, Research and Development

Mr. Badgley was appointed Vice President, Research and Development of the Company in February 1994. He is directing and participating in the technical development of the Rand Cam compressor, gasoline engine and diesel engine. Since July 1993 Mr. Badgley has been a Director of Reg Technologies Inc., a British Columbia corporation listed on the Vancouver Stock Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Between 1986 and 1994, Mr. Badgley was the Director of Research and Development at Adiabatics, Inc., in Columbus, Indiana, where he directly oversaw several government and privately sponsored research programs involving engines. He was the Program Manager for the Gas Research Institute project for emissions reduction of two-stoke cycle natural gas engines. He was also Program Manger for several coal fuel diesel engine programs for the Department of Energy and for uncooled engine programs for a Wankel engine for NASA and for a piston type diesel engine for the U.S. Army. Mr. Badgley's work has covered all phases of research, design, development and manufacturing, from research on ultra-high speed solenoids and fuel sprays, to new product conceptualization and production implementation of fuel pumps and fuel injectors. Mr. Badgley received his Bachelor of Science degree in Mechanical Engineering from Ohio State University. Since February 1995 Mr. Badgley has been a director and officer of IAS Communications Inc., an Oregon corporation traded on the OTC bulletin board.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, other than Mr. Badgley, who furnished no Forms to the Company during the year, no officer, director or beneficial owner of more than ten percent of the Common Stock of the Company failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson received no compensation from the Company in fiscal year 1999, and has not received options to purchase shares of the Company's common stock in any of fiscal years 1999, 1998 or 1997.

On March 31, 1994, the Company entered into a management agreement with Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust. The Company retained Access at the rate of $2,500 per month to provide certain management, administrative, and financial services for the Company.

The Company may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering its Officers and Directors. At the present time, no such plans exist. No advances have been made or are contemplated by the Company to any of its Officers or Directors. Directors receive no compensation for their service as such. Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to shareholder approval.

The following table sets forth certain information with respect to options exercised during fiscal 1998 by the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table, and with respect to unexercised options held by such persons at the end of fiscal 1998.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
          AND YEAR END OPTION VALUES


                                               Number of                     Value of
                                              Unexercised              Unexercised Options at
                                           Options at Year End                Year End
                      Shares
                    Acquired on    Value
Name                 Exercise     Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
John G. Robertson      -0-          -0-       300,000        -0-           -0-           -0-

The calculation of the value of unexercised options are based on the difference between the last sale price of $0.5625 per share for the Company's common Stock on April 30, 1999, and the exercise price of each option, multiplied by the number of shares covered by the option.

The Company does not have any Long Term Incentive Plans.

The Company does not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of June 30, 1999, the outstanding Class A Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

                                                                               PERCENTAGE OF
                                                               CLASS A           CLASS A
NAME                                                         SHARES OWNED      SHARES OWNED
John G. Robertson, Chairman of the Board of Directors,
 President and Chief Executive Officer (1) (2)                5,680,050           58.9%

The Watchtower Society (3)                                    5,371,900           57.5%

James McCann (4)                                              5,371,900           57.5%

Rand Energy Group Inc. (5)                                    5,371,900           57.5%

Brian Cherry, Vice President, Secretary and Director (6)        300,500            3.2%

Jennifer Lorette, Vice President and Chief Financial
 Officer (7)                                                     60,500             *

Patrick Badgley, Vice President, Research and Development            --             *

ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR
 INDIVIDUALS) (8)                                             6,041,050           61.4%

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

*    Less than one percent

(1) These individuals may be deemed to be "parents or founders" of the Company as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 5,371,900 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 300,000 options that are currently exercisable. Mr. Robertson's address is the same as the Company's.

(3) Includes 5,371,900 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(4) Includes 5,371,900 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(5) Rand Energy Group Inc. is owned 51% by Reg Technologies Inc. and 49% by Rand Cam Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Technologies Inc. and Rand Cam Engine Corp. could be considered the beneficial owner of the 5,371,900 shares registered in the name of Rand Energy Group Inc.

     Reg Technologies Inc. is a British Columbia corporation listed on the Vancouver Stock Exchange that has financed the research on the Rand Cam Engine since 1986. Since October 1984 Mr. Robertson has been

     President and a Director of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 5,371,900 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. The Company believes it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

     Rand Cam Engine Corp. is a privately held company whose stock is reportedly owned 50% by The Watchtower Society, a religious organization, 34% by James McCann and the balance by several other shareholders. Mr. McCann has indicated that he donated the shares held by The Watchtower Society to that organization but has retained a voting proxy for those shares. Accordingly, in Notes (3) and (4) above, beneficial ownership of the 5,371,900 shares registered in the name of Rand Energy Group Inc. has been attributed to The Watchtower Society and Mr. McCann. The Company believes it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

(6) Includes 125,000 options that are currently exercisable. Mr. Cherry's address is the same as the Company's.

(7) Includes 60,000 options that are currently exercisable. Ms. Lorette's address is the same as the Company's.

(8) Includes 5,371,900 shares registered in the name of Rand Energy Group Inc. whose beneficial ownership is attributed to Mr. Robertson as set forth in Note (2) above. See Note (5) above for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 485,000 options that are currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the August 1992 Agreement the Company issued 5,700,000 shares of its Common Stock at a deemed value of $0.01 per share to Rand Energy Group Inc., a privately held British Columbia corporation ("RAND") in exchange for certain valuable rights, technology, information, and other tangible and intangible assets relating to the United States rights to the Original Engine. RAND is owned 51% by Reg Technologies Inc., a British Columbia corporation listed on the Vancouver Stock Exchange ("Reg Tech"), and 49% by Rand Cam Engine Corp. Reg Tech's president is also the president of the Company and its Vice President and Secretary is also Vice President and Secretary of the Company.

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

In 1995, the Company acquired an exclusive limited sublicense to market and distribute in Canada for the following consideration:


     A.   $200,000 (paid).
     B. royalty payments equal to 2% of all net revenue derived from sales in Canada, to be paid 30 days after the end of each calendar quarter.
     C.   minimum annual royalty payments as follows:

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

                                    REGI U.S., INC.


                                    By:  /s/ JOHN G. ROBERTSON
                                         ---------------------
                                         John G. Robertson, President,
                                         Chief Executive Officer and Director

                                    Dated: September 9, 1999

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                            Title                                         Date
--------------------------------                     ----------------------------------        --------------

/s/  JOHN G. ROBERTSON                               President, Chief Executive Officer       September 9, 1999
-----------------------------------------                and Director
     John G. Robertson


/s/  BRIAN CHERRY                                    Vice President, Secretary and            September 9, 1999
-----------------------------------------                Director
     Brian Cherry


/s/  JENNIFER LORETTE                                Vice President, Chief Financial Officer  September 9, 1999
-----------------------------------------                and Principal Accounting Officer
     Jennifer Lorette