Form 10QSB
period 1999-07-31
REGI U S INC
filed 1999-09-30
CIK 922330

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File No. 0-23920
                   --------------

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

           185-10751 Shellbridge Way, Richmond, BC. Canada   V6X 2W8
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 278-5996
                         ------------------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES    X        NO
                              -------       -------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 17, 1999 - 9,348,300 shares of common stock, no par value.

                                     INDEX
- --------------------------------------------------------------------------------

PART I -- Financial Information

                                                               Page
Item 1.  Financial statements .............................       2

Balance Sheets as of July 31, 1999 and April 30, 1999 .....       3

Statements of Operations for the three months ended
  July 31, 1999 and 1998 ..................................       4

Statements of Cash Flows for the three months ended
  July 31, 1999 and 1998 ..................................       5

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...............     6-7

PART II -- Other Information ..............................       8

Signatures ................................................       9

PART I     Financial Information

Item 1.    Financial statements

REGI U.S., Inc.

(A Development Stage Company)

Balance Sheets

                                                        July 31,      April 30,
                                                      (unaudited)     (audited)
                                                         1999           1999
                                                           $              $
                                     Assets

Current Asset

     Cash                                                  53,994        82,120

Fixed Assets                                                  849             -

Intangible Assets                                         399,954       405,335
- -------------------------------------------------------------------------------
Total Assets                                              454,797       487,455
===============================================================================

                      Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable                                     102,315       107,274
     Accrued liabilities                                    2,000         9,875
     Due to affiliates                                    144,127       240,264
     Due to officer                                         1,920           507
- -------------------------------------------------------------------------------
Total Current Liabilities                                 250,362       357,920
- -------------------------------------------------------------------------------
Convertible Debenture                                      50,000        50,000
- -------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, 20,000,000 shares authorized without
     par value; 9,348,300 and 9,348,300 shares issued
     and outstanding respectively.                      3,901,447     3,901,447

     paid for but unissued (373,600 and 143,333 shares
     respectively)                                        280,200       107,500

Deficit Accumulated during the Development Stage       (4,027,212)   (3,929,412)
- -------------------------------------------------------------------------------
Total Stockholders' Equity                                154,435        79,535
- -------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                454,797       487,455
===============================================================================

REGI U.S., Inc.

(A Development Stage Company)

Statements of Operations


                                                         Three months ended
                                                               July 31,
                                                     --------------------------
                                                         1999           1998
                                                     (unaudited)    (unaudited)
                                                          $              $

Revenues                                                       -              -
- -------------------------------------------------------------------------------

Administrative Expenses

     Bank charges and interest                               398            358
     Finders fee                                          12,095              -
     Foreign exchange                                        539           (357)
     Investor relations - advertising                     13,085              -
     Investor relations - consulting                       6,000          6,000
     Office, rent and telephone                            7,141          4,382
     Professional fees                                     3,264          1,000
     Transfer agent and regulatory fees                    2,274          2,780
     Less: interest and other income                         (41)             -
- -------------------------------------------------------------------------------
                                                          44,755         14,163
- -------------------------------------------------------------------------------

Research and Development Expenses

     Amortization of capital assets                        5,567          7,065
     Project management                                    7,500          7,500
     Project overhead                                      7,562          4,569
     Prototype design and construction                     1,612          7,431
     Royalties                                             6,000              -
     Technical consulting                                 19,500         21,000
     Travel                                                5,304          1,395
- -------------------------------------------------------------------------------
                                                          53,045         48,960
- -------------------------------------------------------------------------------
Net Loss                                                  97,800         63,123
===============================================================================
Net Loss Per Share                                           .01            .01
===============================================================================
Weighted Average Shares Outstanding                    9,348,000      9,248,000
===============================================================================

REGI U.S., Inc.

(A Development Stage Company)

Statements of Cash Flows


                                                        Three months ended
                                                              July 31,
                                                    --------------------------
                                                       1999            1998
                                                    (unaudited)     (unaudited)
                                                         $               $

Cash Flows from Operating Activities
     Net loss                                           (97,800)        (63,123)
     Adjustments to reconcile net loss to cash
          Amortization                                    5,567           7,065

     Change in non-cash working capital items
          Increase (decrease) in accounts payable
          and accrued liabilities                       (12,834)         (9,998)
          Increase in prepaid expenses                     (849)              -
- -------------------------------------------------------------------------------
Net Cash Used by Operating Activities                  (105,916)        (66,056)
- -------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Increase in common stock                           172,700               -
     Increase (decrease) in advances from affiliates    (96,137)         54,254
     Increase in loan from officer                        1,413               -
- -------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                77,976          54,254
- -------------------------------------------------------------------------------

Cash Flows to Investing Activity
     (Increase) in patents                                 (186)           (617)
- -------------------------------------------------------------------------------
Net Cash Used by Investing Activity                        (186)           (617)
- -------------------------------------------------------------------------------
(Decrease) in cash                                      (28,126)        (12,419)

Cash - beginning of period                               82,120           1,169
- -------------------------------------------------------------------------------
Cash (deficiency) - end of period                        53,994         (11,250)
===============================================================================

Non-Cash Financing Activities                                 -               -
===============================================================================

Supplemental Disclosures:

     Interest paid                                            -               -
     Income taxes paid                                        -               -
===============================================================================

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Management's Discussion
- -----------------------

REGI U.S., Inc. herein ("the Company") was incorporated in the State of Oregon, USA on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine ("The RC/DC Engine"). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("REGI") which is the controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%. The Company acquired the world-wide rights (except Canada) to an Air/Vapour Flow System "AVFS". The Company will pay to the inventor 8.5% on net sales derived from the AVFS and pay a minimum annual royalty of $24,000 per year, payable quarterly.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has a working capital deficit of $196,000. The Company has undergone losses to date totalling $4,000,000 and further losses are expected until the Company completes a licensing agreement with a manufacturer and reseller. The Company's only asset, other than cash, is its intangible assets, being patents and intellectual property rights, totalling $400,000, which represents 88% of total assets or 259% of shareholders' equity. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and its controlling shareholder, and develop a market for its products.

The Company plans to raise $525,000 and issue 700,000 units at $0.75 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.00 per share if exercised in year one. A total of $280,200 was raised as at July 31, 1999. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 934,000 shares at $1.25 per share may be exercised to net $1,167,500 and options with respect to 670,000 shares at $0.75 and 150,000 shares at $1.00 per share may be exercised to net $652,500.

Progress Report from May 1, 1999 to September 22, 1999
- ------------------------------------------------------

By News Release dated June 21, 1999 the Company announced that the Rand Cam (TM) rotary diesel aircraft project (1998 NASA SBIR Phase I contract) was completed and the final report was delivered to NASA on schedule.

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

The proposal for a Phase II program for $600,000 to design, fabricate and test a 250 horsepower Rand Cam (TM) engine has been completed and submitted to NASA for their approval for funding.

Discussion on Y2K issue
- -----------------------

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

Results of operations for the three months ended July 31, 1999 compared to the
- ------------------------------------------------------------------------------
three months ended July 31, 1998
- --------------------------------

There were no revenues from product licensing during the periods.

The net loss in 1999 increased by $35,000 to $98,000 compared to $63,000 in 1998. The increased net loss in 1999 was due to administrative expenses which increased by $31,000 to $45,000 as compared to $14,000 in 1998. The major component of this increase was due to an increase in investor relations publications and advertising of $13,000 and $12,000 was paid as a finders fee relating to a private placement of securities. The Company employs one full time consultant for investor relations activities at a rate of $2,000 per month. The Company has cost sharing arrangements with other affiliated companies to keep overall overhead costs to a minimum.

Basic ongoing research and development activities took place during the three months ended July 31, 1999. Paul LaMarche and Patrick Badgley undertook the majority of development activities during the quarter and were paid technical consulting fees totalling $19,500 as compared to $21,000 in the comparative period. The low costs for research and development is due to more cost effective prototype construction activity than in previous periods. A $6,000 quarterly royalty payment was made for the AVFS rights.

Liquidity
- ---------

During the three months ended July 31, 1999, the Company's operating deficiency of $106,000 was financed through a private placement of units at $0.75 per unit for total proceeds of $173,000. The Company repaid $96,000 of loans received from its parent company.

Unexercised stock options and warrants, if exercised, could raise $1,800,000 of additional funds.

The Company continues to finance its operations through funding from RAND and private placement of its equity securities. The Company also has a cost sharing arrangement with RAND for ongoing research and development of the RC/DC Engine. The Company is solely responsible for ongoing development of the Air/Vapor Flow System.

The Company's ability to manage payables and to finance future overhead and development is contingent upon receiving funds from selling its equity securities.

Equity or debt financing may not be available on terms acceptable to the Company, or at all. The Company will need additional funds, which it may not be able to obtain.

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


Dated: September 22, 1999               REGI U.S., INC.


                                  By: /s/ John G. Robertson
                                     -------------------------------------------
                                      John G. Robertson, President
                                      (Principal Executive Officer)

                                  By: /s/ Jennifer Lorette
                                     -------------------------------------------
                                      Jennifer Lorette, Chief Financial Officer
                                      (Principal Financial Officer)