Form 10QSB
period 1999-10-31
REGI U S INC
filed 1999-12-15
CIK 922330

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------
Commission File No. 0-23920
                    -------

                                REGI U.S., INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Oregon                                       91-1580146
         ------                                       ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification No.)

           185-10751 Shellbridge Way, Richmond, BC. Canada   V6X 2W8
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 6, 1999 - 9,348,300 shares of common stock, no par value.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X].

                                     INDEX

PART I -- Financial Information                                                                   Page

Item 1.  Financial statements....................................................................   2

Balance Sheets as of October 31, 1999 and April 30, 1999.........................................   3

Statements of Operations for the six months ended October 31, 1999 and 1998......................   4

Statements of Cash Flows for the six months ended October 31, 1999 and 1998......................   5

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition...................................................... 6-8

PART II -- Other Information.....................................................................   9

Signatures.......................................................................................  10

PART I    Financial Information

Item 1.   Financial statements (Unaudited)
-------   --------------------------------

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets

                                                       October 31,   April 30,
                                                       (unaudited)   (audited)
                                                           1999         1999
                                                             $            $
                                    Assets
Current Asset
  Cash                                                      76,595       82,120
Property Plant and Equipment                                 2,743            -
Intangible Assets                                          397,521      405,335
-------------------------------------------------------------------------------
Total Assets                                               476,859      487,455
===============================================================================

                     Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                          25,878      107,274
  Accrued liabilities                                        2,640        9,875
  Due to affiliates                                         20,123      240,264
  Due to officer                                                 -          507
-------------------------------------------------------------------------------
Total Current Liabilities                                   48,641      357,920
-------------------------------------------------------------------------------
Convertible Debenture                                       50,000       50,000
-------------------------------------------------------------------------------

Stockholders' Equity
Common Stock, 20,000,000 shares authorized without
  par value; 9,348,300 and 9,348,300 shares issued
  and outstanding respectively.                          3,901,447    3,901,447
  paid for but unissued (822,100 and 143,333 shares
  respectively)                                            616,575      107,500
Deficit Accumulated during the Development Stage        (4,139,804)  (3,929,412)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                 378,218       79,535
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 476,859      487,455
===============================================================================

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations

                                           Six months ended
                                              October 31,
                                        ------------------------
                                             1999        1998
                                        (unaudited)  (unaudited)
                                               $           $
Revenues                                         -            -
---------------------------------------------------------------

Administrative Expenses
  Bank charges                                 565          323
  Financing fees                            47,608            -
  Foreign exchange                             599         (357)
  Interest on debentures                     1,640          338
  Investor relations and consulting         24,028       69,455
  Office, rent and telephone                15,791        8,074
  Professional fees                          5,780        1,835
  Transfer agent and regulatory fees         4,293        7,517
  Travel                                     5,327            -
  Less: interest and other income             (999)           -
---------------------------------------------------------------
                                           104,632       87,185
---------------------------------------------------------------

Research and Development Expenses
  Amortization of patents and rights        11,422       14,102
  Project management                        15,000       15,000
  Project overhead                          12,062        9,445
  Prototype design and construction         11,870       24,775
  Royalties                                 12,000        9,000
  Technical consulting                      40,500       42,000
  Travel                                     2,906        1,963
---------------------------------------------------------------
                                           105,760      116,285
---------------------------------------------------------------
Net Loss                                   210,392      203,470
===============================================================
Net Loss Per Share - Basic                     .02          .02
===============================================================
Weighted Average Shares Outstanding      9,348,300    9,248,000
===============================================================

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows

                                                                    Six months ended
                                                                       October 31,
                                                                 ------------------------
                                                                    1999        1998
                                                                 (unaudited)  (unaudited)
                                                                      $           $
Cash Flows to Operating Activities
 Net loss                                                         (210,392)    (203,470)
 Adjustment to reconcile net loss to cash
  Amortization                                                      11,422       14,102
 Change in non-cash working capital items
  Increase in accounts payable and accrued liabilities             (88,631)      76,953
---------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                             (287,601)    (112,415)
---------------------------------------------------------------------------------------

Cash Flows from (to) Financing Activities
 Increase in subscriptions for common stock                        509,075            -
 Increase (decrease) in advances from affiliate                   (220,141)     114,700
 Increase (decrease) in loan from officer                             (507)           -
---------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                          288,427      114,700
---------------------------------------------------------------------------------------

Cash Flows to Investing Activities
 (Increase) in patents                                              (3,359)      (1,717)
 (Increase) in property, plant and equipment                        (2,992)           -
---------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                               (6,351)      (1,717)
---------------------------------------------------------------------------------------
Increase (decrease) in cash                                         (5,525)         568
Cash - beginning of period                                          82,120        1,169
---------------------------------------------------------------------------------------
Cash (deficiency) - end of period                                   76,595        1,737
=======================================================================================
Non-cash Financing Activities - None
=======================================================================================
Interest paid                                                        4,375          338
Taxes paid                                                               -            -
=======================================================================================

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has a working capital deficit of $196,000. The Company has undergone losses to date totalling $4,140,000 and further losses are expected until the Company completes a licensing agreement with a manufacturer and reseller. The Company's only asset, other than cash, is its intangible assets, being patents and intellectual property rights, totalling $398,000, which represents 83% of total assets or 105% of shareholders' equity. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and its controlling shareholder, and develop a market for its products.

The Company has raised $616,575 and will issue 822,100 units at $0.75 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.00 per share if exercised in year one. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 934,000 shares at $1.25 per share may be exercised to net $1,167,500 and options with respect to 670,000 shares at $0.75 and 150,000 shares at $1.00 per share may be exercised to net $652,500.

Progress Report from August 1, 1999 to December 6, 1999
-------------------------------------------------------

By News Release dated June 21, 1999 the Company announced that the Rand Cam(TM) rotary diesel aircraft project (1998 NASA SBIR Phase I contract) was completed and the final report was delivered to NASA on schedule.

Patrick Badgley, senior engineer for the Rand Cam(TM) diesel aircraft project, reported that under Mr. Badgley's direction, the 125 horsepower diesel engine successfully completed a short test run on diesel fuel ignited by compression ignition. Mr. Badgley was directly involved with Global Aircraft in Starkville, Mississippi in training their personnel on the assembly and testing of the engine. He also assisted in the design of several important modifications. The Global/REGI team is currently conducting additional testing.

The 250 horsepower engine designed especially for aircraft operation has been completed using the Company's new "winged rotor" concept that greatly enhanced internal sealing and eliminates numerous separate components.

The proposal for a Phase II program for $600,000 to design, fabricate and test a 250 horsepower Rand Cam(TM) engine has been completed and submitted to NASA for their approval for funding.

By a News Release dated October 15th, 1999 the Company announced that it had completed a private placement of 851,101 units at a price of $0.75 per unit, for total proceeds of $638,325. The Company also announced an extension of warrants for an additional six months pursuant to two private placements; the first for 500,000 units at a price of $2.00 per unit completed in 1995, pursuant to which the warrants forming part of the units were exercisable at a price of $2.50 per share, initially expiring on August 16, 1998 and extended to August 16, 1999; and the second for 500,000 units at a price of $1.00 per unit completed in November, 1997, pursuant to which the warrants forming part of the units were exercisable at a price of $1.25 per share, expiring on dates ranging from September 23rd to December 11th, 1999.

On December 1st, 1999 the Company announced that testing of the first Rand Cam(TM) oil pump has been completed. A major American automobile manufacturer notified the Company that the approved evaluation of the production intent design will be run in the first or second month of year 2000. The Company's components should be ready for testing and evaluating by the automobile manufacturer's Production Transmission Group at that time. The Rand Cam pump assembly will be ready by late January 2000. The Rand Cam oil pump tests completed to date by Paul LaMarche indicate that the oil pump in many areas exceed the spectrum and show to be more efficient in volumetric performance. These results promoted the oil pump to the next phase of the evaluation to be run. It is a requirement to calibrate all the benefits to improve fuel economy over current oil pumps used today in automobile transmissions.

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

Results of operations for the six months ended October 31, 1999 compared to the
-------------------------------------------------------------------------------
six months ended October 31, 1998
---------------------------------

There were no revenues from product licensing during the periods.

The net loss in 1999 increased by $7,000 to $210,000 compared to $203,000 in 1998. The increased net loss in 1999 was due to administrative expenses which increased by $17,000 to $105,000 as compared to $87,000 in 1998. The major component of this increase was due to one-time financing fees of $48,000 in connection with the $0.75 unit private placement currently completing. Investor relations and consulting decreased by $45,000 to $24,000 from $69,000 in 1998. The Company employs one full time consultant for investor relations activities at a rate of $2,000 per month and the Company advertises its ongoing development activities in publications such as Gulf Pacific and Investors Business Daily. The Company has cost sharing arrangements with other affiliated companies to keep overall overhead costs to a minimum.

Basic ongoing research and development activities took place during the six months ended October 31, 1999. Paul LaMarche and Patrick Badgley undertook the majority of development activities during the period and were paid technical consulting fees totalling $40,500 as compared to $42,000 in 1998. The low costs for research and development is due to more cost effective prototype construction activity than in previous periods. A $6,000 quarterly royalty payment ($12,000 year-to-date) was made for the AVFS rights.

Liquidity
---------

During the six months ended October 31, 1999, the Company's operating deficiency of $288,000 was financed through a private placement of units at $0.75 per unit for total proceeds of $509,000. The Company repaid $220,000 of loans received from affiliates and spent $6,000 on property plant and equipment and patent protection costs.

As at October 31, 1999 the Company had cash of $77,000 as its only operating asset and liabilities of $49,000 for a positive working capital position of $28,000. This working capital position is not adequate to meet development costs for the next twelve months.

Unexercised stock options and warrants, if exercised, could raise $1,800,000 of additional funds.

The Company continues to finance its operations through funding from private placement of its equity securities. The Company also has a cost sharing arrangement with the company's major shareholder for ongoing research and development of the RC/DC Engine. The Company is solely responsible for ongoing development of the Air/Vapor Flow System.

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


Dated: December 7, 1999           REGI U.S., INC.


                                  By:  /s/ John G. Robertson
                                       ------------------------------------
                                       John G. Robertson, President
                                       (Principal Executive Officer)

                                  By:  /s/ Jennifer Lorette
                                       ------------------------------------
                                       Jennifer Lorette, Chief Financial Officer
                                       (Principal Financial Officer)