Form 10QSB
period 2000-01-31
REGI U S INC
filed 2000-03-16
CIK 922330

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000
                               ----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

           185-10751 Shellbridge Way, Richmond, BC. Canada V6X 2W8
           --------------------------------------------------------
                   (Address of principal executive offices)

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

                          YES    X        NO _______
                              -------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 13, 2000 - 10,200,401 shares of common stock, no par value.

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X].

                                     INDEX
                                     -----

PART I -- Financial Information                                           Page
Item 1.   Financial statements.........................................      2
------    --------------------

Balance Sheets as of January 31, 2000 (unaudited) and
April 30, 1999 (audited)...............................................      2

Statements of Operations for the nine months ended
January 31, 2000 and 1999 (unaudited)..................................      3

Statements of Cash Flows for the nine months ended January 31,
2000 and 1999 (unaudited)..............................................      4

Notes to the financial statements......................................    5-9

Item 2.   Management's Discussion and Analysis of Results of
------    --------------------------------------------------
          Operations and Financial Condition...........................  10-11
          ----------------------------------

PART II -- Other Information...........................................     12

Signatures.............................................................     13

PART I         Financial Information

Item 1.        Financial statements
-------        --------------------

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets

                                                                      January 31,  April 30,
                                                                         2000         1999
                                                                      (unaudited)  (audited)
                                                                           $           $
                                     Assets
Current Asset
  Cash                                                                      371       82,120
Property, Plant and Equipment                                             4,749            -
Intangible Assets                                                       398,872      405,335
--------------------------------------------------------------------------------------------
Total Assets                                                            403,992      487,455
============================================================================================

                      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                       73,563      107,274
  Accrued liabilities                                                     3,734        9,875
  Due to affiliates                                                           -      240,264
  Due to officer                                                              -          507
--------------------------------------------------------------------------------------------
Total Current Liabilities                                                77,297      357,920
--------------------------------------------------------------------------------------------
Convertible Debenture                                                    50,000       50,000
--------------------------------------------------------------------------------------------

Stockholders' Equity
Common Stock, 20,000,000 shares authorized without
  par value; 10,200,401 and 9,348,300 shares issued
  and outstanding respectively.                                       4,492,914    3,901,447
  paid for but unissued (Nil and 143,333 shares respectively)                 -      107,500
Deficit Accumulated during the Development Stage                     (4,214,719)  (3,929,412)
--------------------------------------------------------------------------------------------
Total Stockholders' Equity                                              276,695       79,535
--------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                              403,992      487,455
============================================================================================

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations

                                           Nine months ended
                                              January 31,
                                        -----------------------
                                           2000         1999
                                        (unaudited)  (unaudited)
                                            $            $
Revenues                                         -            -
---------------------------------------------------------------
Administrative Expenses
  Amortization                                 703            -
  Bank charges                               1,081          711
  Foreign exchange                             797         (112)
  Interest on debentures                     2,734        4,713
  Investor relations and consulting         53,196       89,046
  Office, rent and telephone                22,302       10,753
  Professional fees                         17,163       16,239
  Transfer agent and regulatory fees        12,621       18,009
  Travel                                     5,327            -
  Less: interest and other income           (1,207)           -
---------------------------------------------------------------
                                           114,717      139,359
---------------------------------------------------------------

Research and Development Expenses
  Amortization of patents and rights        16,867       19,635
  Project management                        22,500       22,500
  Project overhead                          16,562       11,945
  Prototype design and construction         27,768       33,100
  Royalties                                 21,000       18,000
  Technical consulting                      64,000       63,000
  Travel                                     3,393        1,963
---------------------------------------------------------------
                                           172,090      170,143
---------------------------------------------------------------
Net Loss                                  (286,807)    (309,502)
===============================================================
Net Loss Per Share - Basic                    (.03)        (.03)
===============================================================
Weighted Average Shares Outstanding      9,475,000    9,260,000
===============================================================

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows

                                                                          Nine months ended
                                                                              January 31,
                                                                     ------------------------------
                                                                        2000            1999
                                                                     (unaudited)     (unaudited)
                                                                          $               $
Cash Flows to Operating Activities
 Net loss                                                              (286,807)           (309,502)
 Adjustments to reconcile net loss to cash
  Amortization                                                           17,570              19,635
  Common stock issued for services                                            -              71,046
 Change in non-cash working capital items
  Increase (decrease) in accounts payable and accrued liabilities       (39,852)             35,431
---------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                  (309,089)           (183,390)
---------------------------------------------------------------------------------------------------

Cash Flows from (to) Financing Activities
 Common stock                                                           483,967                   -
 Increase (decrease) in advances from affiliate                        (240,264)            188,226
 Decrease in loan from officer                                             (507)                  -
---------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                               243,196             188,226
---------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities
 (Increase) in patents                                                  (10,404)             (4,116)
 (Increase) in property, plant and equipment                             (5,452)                  -
---------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                   (15,856)             (4,116)
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                             (81,749)                720
Cash - beginning of period                                               82,120               1,169
---------------------------------------------------------------------------------------------------
Cash - end of period                                                        371               1,889
===================================================================================================

Non-cash Financing Activities
 100,000 shares issued for investor relations
 services pursuant to a performance stock plan                                -              71,046
===================================================================================================
Supplemental disclosures:
 Interest                                                                 4,375                 338
 Taxes                                                                        -                   -
===================================================================================================

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements

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

   In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $99,000. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

   During the nine months ended January 31, 2000 the Company raised a further $531,575 for a total of $639,075 raised pursuant to a private placement of 852,101 units at $0.75 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.00 per share if exercised in year one after receipt of funds. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 500,000 shares at $1.25 per share may be exercised to net $625,000 warrants with respect to 852,101 shares at $1.00 per share may be exercised to net $852,101 and options with respect to 890,000 shares at prices between $0.75 and $1.00 per share may be exercised to net $705,000.

   The Company receives interim support from its ultimate parent company and plans to raise additional funds from equity financing which is yet to be negotiated.


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

       Loss per share for 2000 and 1999 does not include the effect of the potential conversions of stock options, warrants or convertible debentures, as their effect would be anti-dilutive.

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

   (h) Reclassification

       Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

   (i) Adjustments

       These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3. Property, Plant and Equipment

                                                         April 30,
                                                 2000      1999
                                 Accumulated   Net Book  Net Book
                         Cost    Amortization   Value      Value
                           $          $           $          $
  Computer equipment     24,948        20,199     4,749          -
                         ------  ------------  --------  ---------

4. Intangible Assets

                                                                        April 30,
                                                                2000      1999
                                                Accumulated   Net Book  Net Book
                                       Cost     Amortization   Value      Value
                                         $           $           $          $
  Patents - RC/DC Engine                76,677        14,199    62,478     55,183
  Patents - AVFS                         4,137           309     3,828      3,984
  AVFS rights ((d) below)              374,751        42,185   332,566    346,618
                                       -------  ------------  --------  ---------
                                       455,565        56,693   398,872    405,785
                                       =======  ============  ========  =========

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


6. Common Stock

   (a) Warrants outstanding

       (i) A total of 434,000 shares for the exercise of warrants at $1.25 per share expiring on dates ranging from September 23, 1999 to December 11, 1999 were extended for a period of six months.

      (ii) A total of 500,000 shares for the exercise of warrants at $2.50 per share expiring August, 1999 were extended to February 16, 2000 which have now expired.

      (iii) A total of $500,000 was raised pursuant to a private placement and foreign offering of 500,000 units at $1.00 per unit. Each unit contained one share and one warrant to acquire one additional share at $1.25 per share. These warrants were extended and now expire between March 23, 2000 and June 11, 2000.

6. Common Stock

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

       The options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock is issued for services rendered the fair value of the shares issued is recorded as compensation expense or capitalized, at the date the conditions are met to issue shares.

       The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

       If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for fiscal 1999 and 1998 would have been as follows:

                                      2000        1999
                                        $           $
       Net loss
         As reported                (333,665)   (309,502)
         Pro forma                  (344,607)   (318,842)

        Basic net loss per share
         As reported                    (.04)       (.03)
         Pro forma                      (.04)       (.03)

   (c) Performance Stock Plan

       The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are options granted pursuant to this plan.

   (d) Private Placement

       During the nine months ended January 31, 2000, the Company has raised a further $531,575 for a total of $639,075 raised pursuant to a private placement of 852,101 units at $0.75 per unit. The shares and warrants were issued on November 20, 1999. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share if exercised during year one after receipt of the subscription funds. No amount of the proceeds was allocated to the warrants as the warrants were valued at under $1,000 using the BlackScholes Pricing Model.

       A financing fee of $47,608 was paid to an employee in connection with finding subscribers for this private placement which was deducted from the proceeds as a capital transaction.

7. Related Party Transactions

   The following amounts were paid to officers and directors or companies under their control at their exchange amounts:

   (a) A project management fee of $22,500 (1999 - $22,500) was paid to a company associated with the President of the Company and is included in research and development expenses. As at January 31, 2000 included in accounts payable is $15,000 owing to this Company.

   (b) A technical consulting fee of $28,000 (1999 - $27,000) was paid to the Vice President of Research and Development and is included in research and development expenses.

   (c) An administrative fee of $4,500 (1999 - $4,500) was paid to the Vice President of Administration and is included in research and development expenses.


8. Commitments and Contingent Liabilities

   (a) See Note 4 for royalty commitments in connection with the RC/DC Engine and the AVFS.

   (b) See Note 6 for commitments to issue shares.

   (c) The Company is committed to fund 50% of the further development of the RC/DC Engine.

   (d) See Note 1 for going concern considerations.


9. Uncertainty Due to the Year 2000 Issue

   The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year which could result in errors when information using year 2000 dates is processed. While the company does not expect to encounter any major problems resulting from the Year 2000 Issue, it is not possible to conclude that all possible aspects thereof, including those related to the efforts of customers, suppliers, or other third parties have been fully resolved.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations Management's Discussion
-------------------------------------


Progress Report from November 1, 1999 to March 6, 2000
------------------------------------------------------

On December 1, 1999 we announced that testing of the first Rand Cam (TM) oil pump has been completed. A major American automobile manufacturer notified us that the approved evaluation of the production intent design will be run in the first or second month of year 2000. Our components should be ready for testing and evaluating by the automobile manufacturer's Production Transmission Group at that time. The Rand Cam (TM) pump assembly will be ready by late January 2000. The Rand Cam (TM) oil pump tests completed to date by Paul LaMarche indicate that the oil pump in many areas exceed the spectrum and show to be more efficient in volumetric performance. These results promoted the oil pump to the next phase of the evaluation to be run. It is a requirement to calibrate all the benefits to improve fuel economy over current oil pumps used today in automobile transmissions.

By News Release dated January 14, 2000, the Company announced that it had contracted with Coltec, Inc., a Columbus, Indiana engineering firm, to fabricate the Rand Cam (TM) air conditioning compressor for buses. The testing is to be conducted in the Spring by Trans Air Manufacturing Corporation, one of the largest manufacturers of air conditioning units for buses, which has agreed to jointly develop and manufacture the working model compressor.

Y2K issue
---------

The Year 2000 risk for information systems, computers, equipment and products using date sensitive software has passed without any problems whatsoever.

The Company will continue to monitor the Year 2000 issue but does not anticipate any problems.

It is not expected that any additional material costs will be incurred in addressing the Year 2000 compliance for the Company.

Results of operations for the nine months ended January 31, 2000 compared to the
--------------------------------------------------------------------------------
nine months ended January 31, 1999
----------------------------------

There were no revenues from product licensing during the periods.

Our net loss decreased by $24,000 to $286,000 compared to $310,000 in 1999. The decreased net loss was due to administrative expenses which decreased by $25,000 to $114,000 as compared to $139,000 in 1999. The major component of this decrease was due to investor relations and consulting which decreased by $36,000 to $53,000 from $89,000 in 1999. We employ one full time consultant for investor relations activities at a rate of $2,000 per month and we advertise our ongoing development activities in publications such as Gulf Pacific and Investors Business Daily. We have cost sharing arrangements with other affiliated companies to keep overall overhead costs to a minimum.

Expenditures on research and development basically remained unchanged at $172,000. Paul LaMarche and Patrick Badgley undertook the majority of development activities during the period and were paid technical consulting fees totalling $64,000 as compared to $63,000 in 1999. The low costs for research and development was due to more cost effective prototype design and construction activity than in previous periods. A $6,000 quarterly royalty payment ($18,000 year-to-date) was made for the AVFS rights.

Liquidity
---------

During the nine months ended January 31, 2000, our operating deficiency of $308,000 was financed through cash on hand at April 30, 1999 of $81,000 together with proceeds from a private placement of units at $0.75 per unit for net additional proceeds of $483,000. We repaid $240,000 of loans received from affiliates and spent $16,000 on property plant and equipment and patent protection costs.

As at January 31, 2000 we had less than $1,000 cash as our only operating asset and liabilities of $77,000 for a working capital deficiency of $77,000. Our current working capital situation is not adequate to meet development costs for the next twelve months.

Unexercised stock options and warrants, if exercised, could raise $2,182,000 of additional funds. These options and warrants are currently "in-the-money" as our trading price of our stock closed at $1.25 on March 9, 2000.

We continue to finance our operations through funding from private placement of our equity securities and interim support from our parent company. We also have a cost sharing arrangement with our major shareholder for ongoing research and development of the RC/DC Engine. We are solely responsible for ongoing development of the Air/Vapor Flow System.

Our ability to manage payables and to finance future overhead and development over the next twelve months is contingent upon receiving funds from selling our equity securities.

Equity or debt financing may not be available on terms acceptable to us, or at all. We will need additional funds, which we may not be able to obtain.

PART II  Other Information

Item 1.  Legal Proceedings
-------  -----------------

         None

Item 2.  Changes in Securities
-------  ---------------------

         On November 20, 1999, a total of 852,101 units were issued to investors pursuant to a private placement of units at a price of $0.75 per unit. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at a price of $1.00 per share, expiring one year from the date of payment for the unit.

         On October 15, 1999 the Company agreed to extend the terms of the following warrants:

         - Pursuant to a private placement of 500,000 units at a price of $2.00 per unit completed in 1995, the warrants forming part of the units were exercisable at a price of $2.50 per share, initially expiring on August 16, 1998 and extended to August 16, 1999, pursuant to which the warrants were extended for an additional six months to February 16, 2000, which warrants have now expired.

         - Pursuant to a private placement of 500,000 units at a price of $1.00 per unit completed in November, 1997, the warrants forming part of the units were exercisable at a price of $1.25 per share, expiring on dates ranging from September 23, 1999 to December 11, 1999, pursuant to which the warrants were extended for an additional six months.

Item 3.  Defaults upon Senior Securities
-------  -------------------------------

         None

Item 4.  Submissions of Matters to a Vote of Security Holders
-------  ----------------------------------------------------

         At the annual meeting of the Company held on November 29, 1999, the shareholders approved the election of John G. Robertson and Brian Cherry as the directors of the Company for the ensuing year and the appointment of Elliott Tulk Pryce Anderson, Chartered Accountants, as the auditors for the ensuing year.

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


Dated: March 13, 2000                 REGI U.S., INC.


                                 By:  /s/ John G. Robertson
                                      ----------------------------------------
                                      John G. Robertson, President
                                      (Principal Executive Officer)

                                 By:  /s/ Jennifer Lorette
                                      ----------------------------------------
                                      Jennifer Lorette, Chief Financial Officer
                                      (Principal Financial Officer)