Form 10KSB
period 2000-04-30
REGI U S INC
filed 2000-08-31
CIK 922330

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        _______________________________

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934

                   For the Fiscal Year Ended April 30, 2000
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

     The Aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2000, computed by reference to the price at which the stock was sold on that date: $1,959,905.13.

     The number of shares outstanding of the registrant's Common Stock, no par value, as of July 31, 2000 was 10,217,735.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (Check one):  Yes ( ) No (X).

                                REGI U.S., INC.
                                  FORM 10-KSB
                               TABLE OF CONTENTS



PART I                                                          Page

Item 1.    Description of Business............................    1

Item 2.    Property...........................................   14

Item 3.    Legal Proceedings..................................   14

Item 4.    Submission of Matters to a Vote of Security Holders   15

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters............................................   15

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................   16

Item 7.    Financial Statements...............................  F-1

PART III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance with Section 16(a) of
           the Exchange Act...................................   19

Item 10.   Executive Compensation.............................   21

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management.....................................   22

Item 12.   Certain Relationships and Related Transaction......   25

Item 13.   Exhibits and Reports on Form 8-K...................   27

ITEM 1.   BUSINESS
------    --------

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

     In order to fully effect its intended plan of operations, the Company will likely need to raise additional capital in the future beyond any amount currently on hand and which may become available as a result of the exercise of warrants and options which are currently outstanding. Reg Technologies, Inc., the parent company, is currently completing a private placement to raise $250,000 Cnd, which will be sufficient funds to complete the Rand Cam(TM) compressor and oil pump projects.

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

     Pursuant to an agreement made as of April, 27, 1993 among Reg Tech, Rand Cam Corp., RAND and James McCann, Reg Tech acquired an additional 330,000 shares (11%) of RAND from Rand Cam Corp. to increase its investment to 51%.

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

     Diesel Engine
     -------------

     By News Release dated June 21, 1999, the company announced that the The Rand Cam (TM) rotary diesel aircraft project (1998 NASA SBIR Phase I contract) was completed and the final report was delivered to NASA on schedule. Patrick Badgley, senior engineer for the Rand Cam (TM) diesel aircraft project, reported that under his direction, the 125 horsepower diesel engine successfully completed a short test run on diesel fuel ignited by compression ignition. Mr. Badgley was directly involved with Global Aircraft in Starkville, Mississippi in training their personnel on the assembly and testing of the engine and he also assisted in the design of several important modifications.

     Also on June 21, 1999, the Company announced that the 250 horsepower engine design for aircraft operation has been completed using our new "winged rotor" concept that greatly enhanced internal sealing and eliminates numerous separate components. The proposal for a Phase II program for $600,000 to design, fabricate and test a 250 horsepower Rand Cam (TM) engine was completed and submitted to NASA for their approval for funding. The approval for funding was subsequently unsuccessful.

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

     Compressor Prototype
     --------------------

     The Company has contracted Coltec, Inc., a Columbus, Indiana engineering firm, to fabricate the Rand Cam (TM) air conditioning compressor for buses. The testing was to be conducted in the Spring by Trans Air Manufacturing Corporation, one of the largest manufacturers of air conditioning units for buses, which has agreed to jointly develop and manufacture the working model compressor.

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

     The latest tests show that the AVFS permits gasoline engines to run much cleaner, reducing hydrocarbon and carbon monoxide pollution. In addition, the AVFS is relatively simple to manufacture.

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

Oil Pump Project
----------------

     On December 1, 1999, the Company announced that testing of the first Rand Cam (TM) oil pump was completed. A major American automobile manufacturer notified the Company that the approved evaluation of the production intent design will be run in the first or second month of the year 2000. The Company's components were expected to be ready for testing and evaluating by the automobile manufacturer's Production Transmission Group at that time. The Rand Cam (TM) pump assembly was to be ready by late January 2000. The Rand Cam (TM) oil pump tests completed to date by Paul LaMarche indicate that the oil pump in many areas exceed the spectrum and show to be more efficient in volumetric performance. These results promoted the oil pump to the next phase of the evaluation to be run. It is a requirement to calibrate all the benefits to improve fuel economy over current oil pumps used today in automobile transmissions. Currently the Company is still awaiting results from the automobile manufacturer regarding this project.

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

Other Products
--------------

Discussions with a large potential end user for fuel cell applications are underway for the air pump and compressor.

Progress Report from May 1, 1999 to April 30, 2000
--------------------------------------------------

     On May 18, 1999 the Company announced out of Detroit, MI that it is proceeding to build and test the Rand Cam(TM) pump in high volume transmission applications.

     The design of the new pump application is currently underway by Paul LaMarche, REGI's engineer in Detroit, MI and will proceed with a production packaging evaluation in the rear wheel drive transmission.

The evaluation will include the following:

 .  Demonstrate packagability
 .  Enable functional testing at the Automatic Transmission New Product Center in
   Livonia
 .  Enable in vehicle evaluation
 .  Check functionality given packaging constraints
 .  Ease cost comparison
 .  Ease manufacturing evaluation

     The first Rand Cam(TM) pump is currently being tested in Detroit. The automotive testing facilities, which are dedicated to pre-production development programs, will complete the testing on the new pump. The testing will include in lab testing as well as vehicle on the road evaluation.

     On June 11, 1999 the Company announced that the Rand Cam(TM) rotary diesel aircraft project (1998 NASA SBIR Phase I contract) has been completed and the final report has been delivered to NASA on schedule.

     The NASA SBIR Phase I contract provided funds for modification and testing of the existing 125 horsepower Rand Cam(TM) diesel engine which was developed by Reg Technologies/REGI U.S., Inc. engineering team Patrick Badgley and assisted by Paul LaMarche.

     Patrick Badgley, our senior engineer for the Rand Cam(TM) diesel aircraft project, has reported that under Mr. Badgley's direction the 125 horsepower diesel engine has successfully completed a short test run on diesel fuel ignited by compression ignition. Mr. Badgley was directly involved with the Global Aircraft corporation in Starkville, Mississippi in training their personnel on the assembly and testing of the engine, he also assisted in the design of several important modifications. Additional testing is currently being conducted by the Global/Reg team.

     Patrick Badgley also reports that the 250 horsepower engine design especially for aircraft operation has been completed using the Reg Technologies, Inc. new "winged rotor" concept that greatly enhanced internal sealing and eliminates numerous separate components.

     The proposal for a Phase II program for $600,000 to design, fabricate and test a 250 horsepower Rand Cam(TM) engine is currently being completed and submitted to NASA.

     On October 4, 1999 the Company announced it has received notification from Global Aircraft Corporation on Friday October 1, 1999 that Global/Reg/REGI was not successful in obtaining the Phase II award for the 250 H.P. Rand Cam(TM) aircraft engine. The debriefer from NASA stated that the Phase II proposal was excellent with regard to technical content applicability to the NASA mission, the major weakness of the proposal regarding the lack of sufficient engine test data and concern that the Reg engineers have solved the sealing problems.

     Based on the information from NASA the Company has commenced work on design modifications to the existing 125 horsepower diesel Rand Cam(TM) engine to incorporate the latest "winged rotor" concept.

     Following the completion of the drawings the new hardware will be fabricated and the existing engine parts modified. The engine will then be assembled and tested to demonstrate that the objectives have been met.

     According to Chief Engineer Patrick Badgley this project will dramatically improve the gas sealing, will eliminate several rubbing surfaces and will omit over 50 parts.

     On January 14, 2000 the Company announced it contracted with Coltec, Inc., a Columbus, Indiana engineering firm, to fabricate the Rand Cam(TM) air-conditioning compressor for buses.

     The testing will be conducted by TransAir Manufacturing Corporation this spring. TransAir is one of the largest manufacturers of air-conditioning units for buses and has agreed to jointly develop and manufacture the working model compressor.

DISCUSSION ON THE YEAR 2000 ISSUE

     In recognition of the Year 2000 risk for information systems, computers, equipment and products using date sensitive software, the Company retained a consultant to assess the risk to the Company, both internally and externally. The Year 2000 risk for information systems, computers, equipment and products using date sensitive software has passed without any problems whatsoever. The Company will continue to monitor the Year 2000 issue, but does not anticipate any problems. It is not expected that any additional material costs will be incurred in addressing the Year 2000 compliance for the Company.

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

The following marketing activities are all currently underway:

     . AIR CONDITIONING COMPRESSOR - An agreement with Trans Air Manufacturers has been completed to use the Rand Cam(TM) compressor in air conditioning units in bus applications. The Company is in the final stages of delivering a compressor prototype for testing.

     . PUMP - The design of the special transmission oil pump for a large automobile manufacturer will proceed shortly after receiving the pump specifications from their engineers.

RESEARCH AND DEVELOPMENT

     The basic research and development work on the RC/DC Engine is being coordinated and funded by Reg Tech and funded as to 50%.

     The Company plans to contract with outside individuals, institutions and companies to perform most of the additional research and development work which it may require to benefit from its rights to the RC/DC Engine.

     Development work on the air conditioning compressors is being completed by Coltec Industries an engineering firm in Columbus, Indiana under contract with the Company.

     During the last two fiscal years, the company has spent $475,324 on research and development.

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

BUSINESS SUBJECT TO RENEGOTIATION

     The Company currently has no business or contract subject to renegotiation with any agency of the U.S. Government and does not expect to have any during the fiscal year ending April 30, 2000.

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

     Except for the Wankel rotary engine built by Mazda of Japan, no competitor, of which the Company is aware, presently produces in a commercial quantity any rotary engine similar to that which the Company is developing. The Wankel rotary engine is similar only in that it is a rotary engine rather than a reciprocating piston engine. Without substantially greater financial resources than are currently available to the Company, however, it is very possible that it may not be able to adequately compete in the engine business. One competitor, Infinite Engines Corporation, is developing a competitive rotary engine. However, the Company believes that its engine is different. The Infinite Engine is similar to the old Wankel engine which had pollution problems and was not fuel efficient. The Company's RC\DC Engine is more fuel efficient and will have fewer emissions.

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

ITEM 2.   PROPERTY
------    --------

     The Company owns no properties. It currently utilizes office space leased by Reg Tech in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver. The monthly rent for its portion of this office space is $500.00. The present facilities are believed to be adequate for meeting the Company's needs for the immediate future. However, management expects that the Company will likely acquire separate space when the level of business activity requires it to do so. The Company does not anticipate that it will have any difficulty in obtaining such additional space at favorable rates. There are no current plans to purchase or lease any properties in the near future. Mr. Badgley works out of an office in his home in Columbus, Indiana. From this office, Mr. Badgley oversees and controls development and testing of the engine prototypes. Mr. Badgley is also using the facilities of Coltec Industries which is under contract to design and build the compressor prototype. Mr. Badgley has also designed several important improvements to the RC/DC Engine for which patent applications are pending. Mr. LaMarche works out of the office at Five Star Industries, a machine shop located in Detroit, MI. The monthly rent for his portion of office and work space is $2,175.

ITEM 3.   LEGAL PROCEEDINGS
------    -----------------

     The Company is not a party to any legal proceedings or litigation, nor is it aware that any litigation is presently being threatened or contemplated against either itself or any officer, director or affiliate.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year ended April 30, 2000.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------    -------------------------------------------------------

     There is a limited public market for the Common Stock of the Company which currently trades on the OTC Bulletin Board under the symbol "RGUS" where it has been traded since September 21, 1994. The Common Stock has traded between $0.5625 and $6.75 per share since that date.

     The following table sets forth the high and low prices for the Company's Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                        Bid Price            Asked Price
                                    High        Low       High        Low
                                  ---------  ---------  --------  -----------

Quarter ended July 31, 1998       $0.843      $0.843     $0.937     $0.937
Quarter ended October 31, 1998    $0.593      $0.593     $0.760     $0.760
Quarter ended January 31, 1999    $0.75       $0.75      $0.937     $0.937
Quarter ended April 30, 1999      $0.5625     $0.5625    $0.75      $0.75
Quarter ended July 31, 1999       $0.6870     $0.6628    $0.84879   $0.8392
Quarter ended October 31, 1999    $0.644      $0.6318    $0.7583    $0.74365
Quarter ended January 31, 2000    $0.621845   $0.596685  $0.72569   $0.69246
Quarter ended April 30, 2000      $0.99776    $0.91778   $1.1553    $1.06256

     As of July 31, 2000, there were 10,217,735 shares of Common Stock outstanding, held by 229 shareholders of record.

DIVIDEND POLICY

     To date the Company has not paid any dividends on its Common Stock and does not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is information regarding the issuance and sales of the Company's securities without registration during the last fiscal year. No such sales involved the use of an underwriter.

     From October 1998 to September 1999, the Company sold, in a private placement, 852,101 units at a price of $0.75 per unit to 30 accredited investors and to 21 non-accredited investors. Of these investors, four of the accredited were not U.S. residents. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share if exercised during year one after receipt of the subscription funds. An additional 17,334 shares were issued pursuant to exercises of warrants at $1.00 per share. A commission of $47,608 was paid in connection with the placement. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, $ 61,750 of the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act.

ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS MANAGEMENT'S DISCUSSION
          ---------------------------------------------

     REGI U.S., Inc. was incorporated in the State of Oregon, USA on July 27, 1992.

     The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the "RC/DC Engine"). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("REGI") which is the Company's controlling shareholder. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby the Company will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%.

     In fiscal 1998, the Company acquired the U.S. and world-wide rights (except Canada) to an Air/Vapour Flow System "AVFS". The Company will pay to the inventor 8.5% on net sales derived from the AVFS. The inventor will also receive a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly.

     As a development stage company, the Company devotes most of its activities to establishing its business. Planned principal activities have not yet produced significant revenues and the Company has a working capital deficit. The Company has undergone mounting losses to date totalling $4,343,000 and further losses are expected until the Company completes a licensing agreement with a manufacturer and reseller. The Company's working capital deficit is $217,000. The Company's only assets are our intangible assets, being patents and intellectual property rights, totalling $395,000, which represents 99% of total assets or 216% of shareholders' equity. These factors raise doubt about the Company's ability to continue as a going concern. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

      During the year, the Company raised a further $531,575 gross, $483,968 net, pursuant to a private placement of 852,101 units at $0.75 per unit, $107,500 was received in fiscal 1999. These units were issued on December 20, 1999, and each unit contained one share and one warrant to acquire one additional share at $1.00 per share if exercised in year one after receipt of funds. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 834,767 shares at $1.00 per share may be exercised to net $834,767 and options with respect to 815,000 shares at prices between $0.75 and $1.00 per share may be exercised to net $655,000.

      The Company receives interim support from its ultimate parent company ($110,000 subsequent to April 30, 2000). The parent company is raising additional funds from equity financing for a total of $250,000 Cnd.

Progress Report from May 1, 1999 to April 30, 2000
--------------------------------------------------

      The Rand Cam (TM) rotary diesel aircraft project (1998 NASA SBIR Phase I contract) was completed and the final report was delivered to NASA on schedule. Patrick Badgley, senior engineer for the Rand Cam (TM) diesel aircraft project, reported that under his direction, the 125 horsepower diesel engine successfully completed a short test run on diesel fuel ignited by compression ignition. He was directly involved with Global Aircraft in Starkville, Mississippi in training their personnel on the assembly and testing of the engine. He also assisted in the design of several important modifications. The Global/REGI team is currently conducting additional testing.

      The 250 horsepower engine designed for aircraft operation has been completed using our new "winged rotor" concept that greatly enhanced internal sealing and eliminates numerous separate components. The proposal for a Phase II program for $600,000 to design, fabricate and test a 250 horsepower Rand Cam
(TM) engine was completed and submitted to NASA for their approval for funding. On December 1, 1999, the Company announced that testing of the first Rand Cam
(TM) oil pump was completed. A major American automobile manufacturer notified the Company that the approved evaluation of the production intent design will be run in the first or second month of year 2000. The Company's components were expected to be ready for testing and evaluating by the automobile manufacturer's Production Transmission Group at that time. The Rand Cam (TM) pump assembly was to be ready by late January 2000. The Rand Cam (TM) oil pump tests completed to date by Paul LaMarche indicate that the oil pump in many areas exceed the spectrum and show to be more efficient in volumetric performance. These results promoted the oil pump to the next phase of the evaluation to be run. It is a requirement to calibrate all the benefits to improve fuel economy over current oil pumps used today in automobile transmissions.

      By News Release dated January 14, 2000, the Company announced that it had contracted with Coltec, Inc., a Columbus, Indiana engineering firm, to fabricate the Rand Cam(TM) air conditioning compressor for buses. The testing was to be conducted in the Spring by Trans Air Manufacturing Corporation, one of the largest manufacturers of air conditioning units for buses, which has agreed to jointly develop and manufacture the working model compressor.

Results of operations for the year ended April 30, 2000 ("2000") compared to the
--------------------------------------------------------------------------------
year ended April 30, 1999 ("1999")
----------------------------------

      There were no revenues from product licensing during 2000 and 1999.

      The net loss in 2000 increased by $15,000 to $413,000 compared to $398,000 in 1999. The increase was due to a $30,000 increase in research and development expenses and a decrease of $15,000 in administrative expenses. The decrease in administrative expenses was due to the Company's continued reduction of the investor relations budget. The reductions in investor relations activities was done to preserve working capital. All other administrative expenses were kept to a minimum amount of $84,000 from $72,000 in 1999. Professional fees made up $25,000 of the administrative expenses in 2000 as compared to $20,000 in 1999 which includes accounting, auditing and legal; the Company continues to use an in house consultant to perform the majority of legal work. The increase of $30,000 in research and development was attributed to increased travel costs to $12,000 from $2,000; and prototype design and construction contracts for outside contractors was increased to $55,000 from $40,000. The majority of prototype construction and testing costs continues to be borne by potential licensees and manufacturers. The Company pays two in house consultants for technical prototype design consulting amounting to $88,000 which was mainly conducted by Paul LaMarche and Patrick Badgley, Vice President of Research and Development. See above progress reports for research and development activity conducted during the year.

Liquidity
---------

      During 2000, the Company financed its operations mainly through subscription proceeds of $484,000, net of a $48,000 cash commission, towards a private placement of units at $0.75 per unit. The Company also received $17,000 from warrants exercised.

      The Company paid funding received in 1999 from its affiliated companies (common directors) and its 57.3% shareholder, Rand Energy Group, Inc. and its 51% shareholder Reg Technologies Inc. These companies advanced, or paid expenses on behalf of, $237,000 during 1999 of which $142,000 was repaid in 2000. These amounts owing are now $98,000, or 45% of total current liabilities, are unsecured and repayable on demand. The Company's affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

      The Company spent $12,000 on patent protection costs and $5,000 on computer equipment during 2000. The loss for the year of $413,000 included $40,000 of non-cash items being $24,000 for amortization of capital and intangible assets and $16,000 for stock based compensation.

      As at April 30, 2000, the Company had a cash deficiency of $5,000 and other current liabilities of $202,000. The Company receives interim support from its ultimate parent company ($110,000 subsequent to April 30, 2000) and plans to raise additional funds from equity financing which is yet to be negotiated. The Company also plans to raise funds through loans from a controlling shareholder
(REGI). REGI owns 5,362,700 shares and plans to sell shares as needed to meet the Company's ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

ITEM 7.   FINANCIAL STATEMENTS
-------   --------------------

Independent Auditor's Report.........................................  F-2

Balance Sheets.......................................................  F-3

Statements of Operations.............................................  F-4

Statements of Cash Flows.............................................  F-5

Statement of Stockholders' Equity....................................  F-6

Notes to the Financial Statements....................................  F-8

                         Independent Auditor's Report
                         ----------------------------


To the Board of Directors
REGI U.S., Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of REGI U.S., Inc. (A Development Stage Company) as of April 30, 2000 and 1999 and the related statements of operations, shareholders' equity and cash flows for the period from July 27, 1992 (Inception) to April 30, 2000 and the years ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of REGI U.S., Inc. (A Development Stage Company), as of April 30, 2000 and 1999, and the results of its operations and its cash flows for the period from July 27, 1992 (Inception) to April 30, 2000 and the years ended April 30, 2000 and 1999, in conformity with generally accepted accounting principles in the United States.

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


                                                "Elliott, Tulk, Pryce, Anderson"

                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
July 19, 2000

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
April 30, 2000 and 1999

                                                       2000          1999
                                                         $             $
                      Assets

Current Asset

   Cash                                                      -        82,120

Fixed Assets (Note 3)                                    4,295             -

Intangible Assets (Note 4)                             394,973       405,335
                                                    ----------    ----------
                                                       399,268       487,455
                                                    ==========    ==========

       Liabilities and Shareholders' Equity

Current Liabilities

   Cheques issued in excess of funds on deposit          4,853             -
   Accounts payable                                     51,924       107,274
   Accrued liabilities                                  11,328         9,875
   Due to affiliates (Note 7)                           98,404       240,771
   Convertible debentures (Note 5)                      50,000             -
                                                    ----------    ----------
                                                       216,509       357,920
                                                    ----------    ----------
Convertible Debentures (Note 5)                              -        50,000
                                                    ----------    ----------

Commitments and Contingent Liabilities (Note 8)

Shareholders' Equity

Common Stock (Note 6), 20,000,000 shares
   authorized without par value; 10,217,735
   and 9,348,300 shares issued and
   outstanding respectively                          4,510,249     3,901,447

Common Stock Paid For But Unissued (Note 6(d))               -       107,500

Stock Based Compensation - Stock Option                 15,417             -

Deficit Accumulated During the Development Stage    (4,342,907)   (3,929,412)
                                                    ----------    ----------
                                                       182,759        79,535
                                                    ----------    ----------
                                                       399,268       487,455
                                                    ==========    ==========

   (The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
Accumulated from July 27, 1992 (Inception) to April 30, 2000 and the Years ended April 30, 2000 and 1999


                                                      Accumulated from
                                                 July 27, 1992 (Inception)
                                                        to April 30,
                                                            2000                 2000            1999
                                                              $                    $               $
Revenues                                                        -                      -               -
                                                        ---------              ---------       ---------

Administrative Expenses
 Bank charges                                               7,520                  1,552           1,238
 Foreign exchange                                           4,296                    654             482
 Interest on debentures                                    12,369                  3,828           4,713
 Investor relations - publications                        304,837                 35,994           6,478
 Investor relations - consulting                          500,306                 40,095          96,870
 Office, rent and telephone                               143,621                 28,714          28,719
 Professional fees                                        302,850                 24,586          20,135
 Transfer agent and regulatory fees                        88,582                 21,013          16,921
 Travel                                                    11,674                  5,327               -
 Less: interest                                           (16,747)                (1,212)            (12)
                                                        ---------              ---------       ---------
                                                        1,359,308                160,551         175,544
                                                        ---------              ---------       ---------

Research and Development Expenses
 Intellectual property (Note 4(a) and (b))                257,000                      -               -
 Amortization                                              83,062                 23,741          25,199
 Market development                                        92,782                      -               -
 Professional fees                                         73,904                      -               -
 Project management                                       220,000                 30,000          30,000
 Project overhead                                         176,646                 21,062          16,445
 Prototype design and construction contracts            1,284,106                 54,628          40,363
 Royalties (Note 4(d))                                     63,000                 24,000          24,000
 Technical prototype design consulting                    377,806                 88,000          84,200
 Technical reports                                         22,120                      -               -
 Technical salaries                                       169,467                      -               -
 Travel                                                   163,706                 11,513           2,173
                                                        ---------              ---------       ---------
                                                        2,983,599                252,944         222,380
                                                        ---------              ---------       ---------
Net Loss                                                4,342,907                413,495         397,924
                                                        =========              =========       =========
Net Loss Per Share                                                                  (.04)           (.04)
                                                                               =========       =========
Weighted Average Shares Outstanding                                            9,657,000       9,310,000
                                                                               =========       =========

   (The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from July 27, 1992 (Inception) to April 30, 2000 and the Years ended April 30, 2000 and 1999

                                                             Accumulated from
                                                        July 27, 1992 (Inception)
                                                               to April 30,
                                                                    2000               2000          1999
                                                                      $                  $             $
Cash Flows to Operating Activities
 Net loss                                                      (4,342,907)           (413,495)     (397,924)
 Adjustments to reconcile net loss to cash
  Amortization                                                     83,062             23,741        25,199
  Intellectual property                                           257,000                  -             -
  Stock based compensation                                        256,713             15,417        71,046
 Change in non-cash working capital items
  Increase (decrease) in accounts payable and
   accrued liabilities                                             88,254            (53,897)       44,372
                                                               ----------           --------      --------
Net Cash Used in Operating Activities                          (3,657,878)          (428,234)     (257,307)
                                                               ----------           --------      --------
Cash Flows from Financing Activities
 Increase in capital stock - net of cash commission             3,898,702            501,302       107,500
 Increase in convertible debenture                                 50,000                  -             -
 Increase (decrease) in due to affiliates                        (101,596)          (142,367)      237,397
                                                               ----------           --------      --------
Net Cash Provided by Financing Activities                       3,847,106            358,935       344,897
                                                               ----------           --------      --------
Cash Flows to Investing Activities
 (Increase) in fixed assets                                       (24,947)            (5,452)            -
 (Increase) in intangible assets                                 (169,134)           (12,222)       (6,639)
                                                               ----------           --------      --------
Net Cash Used in Investing Activities                            (194,081)           (17,674)       (6,639)
                                                               ----------           --------      --------
Increase (decrease) in cash                                        (4,853)           (86,973)       80,951
Cash - beginning of period                                              -             82,120         1,169
                                                               ----------           --------      --------
Cash (deficiency) - end of period                                  (4,853)            (4,853)       82,120
                                                               ==========           ========      ========
Non-Cash Financing Activities
 Affiliate's shares issued for intellectual property              200,000                  -             -
 Shares issued for financial consulting services                  241,296                  -        71,046
 Shares issued for intellectual property                          345,251                  -             -
 Shares issued to settle debt                                      25,000                  -             -
 Stock based compensation - stock options                          15,417             15,417             -
                                                               ----------           --------      --------
                                                                  826,964             15,417        71,046
                                                               ==========           ========      ========
Supplemental Disclosures
 Interest paid                                                     12,369              3,828         4,713
 Income tax paid                                                        -                  -             -

   (The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Shareholders' Equity
From July 27, 1992 (Inception) to April 30, 2000

                                                                                       Deficit
                                                                                     Accumulated
                                                                                      During the
                                                               Common Stock          Development
                                                          Shares         Amount         Stage
                                                             #             $              $
Balance - July 27, 1992 (inception)                              -             -               -
 Stock issued for intellectual property                  5,700,000        57,000               -
 Stock issued for cash                                     300,000         3,000               -
 Net loss for the period                                         -             -         (23,492)
                                                         ---------     ---------      ----------
Balance - April 30, 1993                                 6,000,000        60,000         (23,492)
 Stock issued for cash pursuant to
  a public offering                                        500,000       500,000               -
 Net loss for the year                                           -             -        (394,263)
                                                         ---------     ---------      ----------
Balance - April 30, 1994                                 6,500,000       560,000        (417,755)
 Stock issued for cash pursuant to:
  options exercised                                         10,000         1,000               -
  a private placement                                      250,000       562,500               -
  warrants exercised                                       170,200       213,000               -
 Net loss for the year                                           -             -      (1,225,743)
                                                         ---------     ---------      ----------
Balance - April 30, 1995                                 6,930,200     1,336,500      (1,643,498)
 Stock issued for cash pursuant to:
  options exercised                                        232,500        75,800               -
  warrants exercised                                       132,200       198,300               -
  a private offering memorandum                            341,000       682,000               -
 Net loss for the year                                           -             -        (796,905)
                                                         ---------     ---------      ----------
Balance - April 30, 1996                                 7,635,900     2,292,600      (2,440,403)
 Stock issued for cash pursuant to
  options exercised                                        137,000        13,700               -
  warrants exercised                                       185,400       278,100               -
  private placements                                       165,000       257,500               -
 Net loss for the year                                           -             -        (510,184)
                                                         ---------     ---------      ----------
Balance - April 30, 1997                                 8,123,300     2,841,900      (2,950,587)
 Stock issued for cash pursuant to
  options exercised                                         50,000         5,000               -
  a units offering                                         500,000       500,000               -
 Stock issued for acquisition of AVFS rights               400,000       288,251               -
 Stock issued for financial consulting services            125,000       170,250               -
 Stock issued to settle an accrued liability                50,000        25,000               -
 Net loss for the year                                           -             -        (580,901)
                                                         ---------     ---------      ----------
Balance - April 30, 1998                                 9,248,300     3,830,401      (3,531,488)
                                                         =========     =========      ==========

   (The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Shareholders' Equity
From July 27, 1992 (Inception) to April 30, 2000

                                                                                       Deficit
                                                                                     Accumulated
                                                                                      During the
                                                               Common Stock          Development
                                                          Shares         Amount         Stage
                                                             #             $              $
Balance carried forward                                  9,248,300     3,830,401     (3,531,488)
 Stock issued for financial consulting services            100,000        71,046              -
 Net loss for the year                                           -             -       (397,924)
                                                        ----------     ---------     ----------

Balance - April 30, 1999                                 9,348,300     3,901,447     (3,929,412)
 Stock issued for cash pursuant to
  a private placement                                      852,101       639,075              -
  less cash commission paid                                      -       (47,607)             -
  warrants exercised                                        17,334        17,334              -
Net loss for the year                                            -             -       (413,495)
                                                        ----------     ---------     ----------

Balance - April 30, 2000                                10,217,735     4,510,249     (4,342,907)
                                                        ==========     =========     ==========

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

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $216,509. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

     During the year the Company raised a further $531,575 gross, $483,968 pursuant to a private placement of 852,101 units at $0.75 per unit, $107,500 was received in fiscal 1999. These units were issued on December 20, 1999 and each unit contained one share and one warrant to acquire one additional share at $1.00 per share if exercised in year one after receipt of funds. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 834,767 shares at $1.00 per share may be exercised to net $834,767 and options with respect to 815,000 shares at prices between $0.75 and $1.00 per share may be exercised to net $655,000.

     The Company receives interim support from its ultimate parent company ($110,000 subsequent to April 30, 2000) and plans to raise additional funds from equity financing which is yet to be negotiated.

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

     (d)  Accounting for Stock Based Compensation

          The Company uses the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") in accounting for its stock based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date over the amount an employee or director must pay to acquire the stock. See Note 6(b).

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

          The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:

                                Amount       Year of
               Year of Loss       $        Expiration

               1993              23,000       2008
               1994             393,000       2009
               1995           1,007,000       2010
               1996             792,000       2011
               1997             521,000       2012
               1998             605,000       2013
               1999             417,000       2014
               2000             429,000       2015
                              ---------
                              4,187,000
                              =========

     (h)  Tax Accounting

          Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

          The components of the net deferred tax asset at the end of April 30, 2000 and 1999, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                      2000            1999
                                        $               $

         Net Operating Loss           429,000         417,000
         Statutory Tax Rate           113,900 +       113,900 +
                                           34%             34%
                                           in              in
                                    excess of       excess of
                                     $335,000        $335,000
         Effective Tax Rate                 -               -
         Deferred Tax Asset           145,000         142,000
         Valuation Allowance         (145,000)       (142,000)
         Net Deferred Tax Asset             -               -
                                 ============    ============

3.   Fixed Assets
                                                            2000        1999
                                           Accumulated    Net Book    Net Book
                                  Cost    Amortization     Value       Value
                                   $           $             $           $
     Computer equipment          5,452       1,157         4,295           -

                                 =====       =====         =====       =====

4.   Intangible Assets
                                                            2000        1999
                                           Accumulated    Net Book    Net Book
                                 Cost     Amortization     Value       Value
                                  $            $             $           $
     Patents - RC/DC Engine     78,495       15,180         63,315      55,183
     Patents - AVFS              4,137          361          3,776       3,984
     AVFS rights ((d) below)   374,751       46,869        327,882     346,618
                               -------       ------        -------     -------
                               457,383       62,410        394,973     405,785
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

5.   Convertible Debentures

     The Company issued three year, 8 3/4% interest, convertible debentures and raised $50,000. The 8 3/4% interest is paid annually and the debentures are convertible into common shares at $1.25, $1.50 and $1.75 in years one, two and three, respectively. In the event the shares are trading below $2.00 per share during any consecutive ten trading days during the last month of the third year, the convertible debentures will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000. The Company subsequently redeemed the debentures on their maturity date.

6.   Common Stock

     (a)  Warrants outstanding

                        Exercise
          Number of      Price
           Shares          $                    Expiry Dates

           500,000        1.25       September 23, 2000 to December 11, 2000

           834,767        1.00       May 3, 2000 to September 28, 2000

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

     (b)  Stock Option Plan

          The weighted average number of shares under option and option price for the year ended April 30, 2000 is as follows:

                                   Shares            Weighted Average
                                Under Option           Option Price
                                      #                     $

          Beginning of year         570,000                .76
          Granted                   250,000                .90
          Exercised                       -                  -
          Cancelled                       -                  -
          Lapsed                     (5,000)              (.75)
                                   --------              -----
          End of year               815,000                .80
                                   ========              =====

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for fiscal 2000 and 1999 would have been as follows:
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

     (c)  Performance Stock Plan

          The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

     (d)  Private Placement

          During the year, the Company has raised a further $531,575 for a total of $639,075 raised pursuant to a private placement of 852,101 units at $0.75 per unit. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share if exercised during year one after receipt of the subscription funds. A total of 17,334 shares were issued pursuant to warrants exercised at $1.00 per share.

          A financing fee of $47,608 was paid to an employee in connection with finding subscribers for this private placement which was deducted from the proceeds as a capital transaction.

7.   Due to Affiliates

     Amounts owing to affiliates are unsecured, non-interest bearing and are due on demand.

8.   Commitments and Contingent Liabilities

     (a) See Note 4 for royalty commitments in connection with the RC/DC Engine and the AVFS.

     (b)  See Note 6 for commitments to issue shares.

     (c) The Company is committed to fund 50% of the further development of the RC/DC Engine.

     (d)  See Note 1 for going concern considerations.

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
------    -------------------------------------------------------------------
          SECTION 16 (a) OF THE EXCHANGE ACT.
          -----------------------------------

Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each Executive Officer and Director of the Company:

NAME                 AGE     POSITION

John G. Robertson     59     Chairman of the Board of Directors, President
                             and Chief Executive Officer

Brian Cherry          60     Vice-President, Secretary and Director

Jennifer Lorette      28     Vice-President and Chief Financial Officer

Patrick Badgley       56     Vice-President, Research and Development

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

     John G. Robertson - Chairman of the Board of Directors, President, Chief
                         Executive Officer

Mr. Robertson has been the Chairman, President and Chief Executive Officer of the Company since its formation. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the Vancouver Stock Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the Rand Cam
(TM) technology and Rand Energy Group, Inc. owns the worldwide rights exclusive of the U.S. Mr. Robertson is President, Principal Executive Officer and a member of the Board of Directors of IAS Communications, Inc., an Oregon corporation traded on the OTC bulletin board, which is developing a new type of antenna system. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board, and its predecessor. He is also the President and Founder of Teryl Resources Corp., a public company trading on the Vancouver Stock Exchange involved in gold, diamond, and oil and gas exploration. He is also President of Linux Wizardry Systems, Inc. (formerly Flame Petro Minerals Corp.), a public company trading on the OTC Bulletin Board. Linux Wizardry's Apprentice Router allows small businesses to establish and manage network connections without the need of a Network specialist. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

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

Lorette has been Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board, and its predecessor. Since June 1994 Ms. Lorette has also been Chief Financial Officer and Vice President of LinuxWixardry Stystems, Inc. (formerly Flame Petro-Minerals Corp.).

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

ITEM 10.  EXECUTIVE COMPENSATION
-------   ----------------------

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson received no compensation from the Company in fiscal year 2000, and has not received options to purchase shares of the Company's common stock in any of fiscal years 2000, 1999, or 1998.

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

The following table sets forth certain information with respect to options exercised during the fiscal year ended April 30, 2000 by the Company's Chief Executive Officer, and with respect to unexercised options held by the Company's Cheif Executive Officer at the end of fiscal 2000.

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                          AND YEAR END OPTION VALUES


                                                          Number of                         Value of
                                                         Unexercised                  Unexercised Options at
                        Shares                       Options at Year End                    Year End
                      Acquired on    Value       -----------------------------     -----------------------------
Name                   Exercise     Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
John G. Robertson         -0-         -0-          300,000            -0-              -0-(1)           -0-

(1)The calculation of the value of unexercised options is based on the difference between the last sale price of $0.78125 per share for the Company's Common Stock on April 30, 2000, and the exercise price of each option ($1.00), multiplied by the number of shares covered by the option.

The Company does not have any Long Term Incentive Plans.

The Company does not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

The following table sets forth, as of July 31, 2000, the outstanding Class A

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

                                                                            PERCENTAGE OF
                                                           CLASS A          CLASS A
NAME                                                       SHARES OWNED     SHARES OWNED
John G. Robertson, Chairman of the Board of Directors,
President and Chief Executive Officer (1) (2)                5,676,050          56.5%

The Watchtower Society (3)                                    5,367,900         53%

James McCann (4)                                              5,367,900         53%

Rand Energy Group Inc. (5)                                    5,367,900         53%

Brian Cherry, Vice President, Secretary and Director (6)        300,500          2.9%

Jennifer Lorette, Vice President and Chief Financial
 Officer (7)                                                     60,500           *

Patrick Badgley, Vice President, Research and Development            --           *

ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR
 INDIVIDUALS) (8)                                             6,037,050          59%

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

 *   Less than one percent

(1) These individuals may be deemed to be "parents or founders" of the Company as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 5,367,900 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand

     Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 300,000 options that are currently exercisable. Mr. Robertson's address is the same as the Company's.

(3) Includes 5,367,900 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(4) Includes 5,367,900 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(5) Rand Energy Group Inc. is owned 51% by Reg Technologies Inc. and 49% by Rand Cam Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Technologies Inc. and Rand Cam Engine Corp. could be considered the beneficial owner of the 5,367,900 shares registered in the name of Rand Energy Group Inc.

     Reg Technologies Inc. is a British Columbia corporation listed on the Vancouver Stock Exchange that has financed the research on the Rand Cam Engine since 1986. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 5,367,900 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. The Company believes it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

     Rand Cam Engine Corp. is a privately held company whose stock is reportedly owned 50% by The Watchtower Society, a religious organization, 34% by James McCann and the balance by several other shareholders. Mr. McCann has indicated that he donated the shares held by The Watchtower Society to that organization but has retained a voting proxy for those shares. Accordingly, in Notes (3) and (4) above, beneficial ownership of the 5,367,900 shares registered in the name of Rand Energy Group Inc. has been attributed to The Watchtower Society and Mr. McCann. The Company believes it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

(6) Includes 125,000 options that are currently exercisable. Mr. Cherry's address is the same as the Company's.

(7) Includes 60,000 options that are currently exercisable. Ms. Lorette's address is the same as the Company's.

(8) Includes 5,367,900 shares registered in the name of Rand Energy Group Inc. whose beneficial ownership is attributed to Mr. Robertson as set forth in Note (2) above. See Note (5) above for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 485,000 options that are currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

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

ITEM 13(a). EXHIBITS.
----------  ---------

Number      Description                                                 Page No.
------      -----------                                                 --------
  3.1     Articles of Incorporation..................................      (1)
  3.2     Article of Amendment changing name to
          REGI U.S., Inc.............................................      (2)
  3.3     By-Laws....................................................      (1)
  4.1     Specimen Share Certificate.................................      (1)
  4.2     Specimen Warrant Certificate...............................      (1)
 10.1     Consulting Agreement, dated December 1, 1999, between
          Regi U.S., Inc. and Patrick Badgley .......................
 10.2     Special Service Proposal, dated December 21, 1999, between
          Regi U.S. and ColTec, Inc..................................
 23.1     Consent of Independent Auditors............................
 27.1     Financial Data Schedule....................................
--------------------
(1) Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.

(2)  Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.

ITEM 13(b). REPORTS ON FORM 8-K.
----------  --------------------

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


Dated: August 31, 2000

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.


Signature                     Title                                      Date
---------                     -----                                      ----
/s/ John G. Robertson         President, Chief                          8/31/00
----------------------        Executive Officer and Director
(John G. Robertson)

/s/ Brian Cherry              Vice President, Secretary and Director    8/31/00
----------------------
(Brian Cherry)

/s/ Jennifer Lorette          Vice President, Chief Financial Officer   8/31/00
----------------------        and Principal Accounting Officer
(Jennifer Lorette)

                                 EXHIBIT INDEX

Number          Description                                               Page No.
------          -----------                                               --------
3.1             Articles of Incorporation..................................  (1)
3.2             Article of Amendment changing name to
                REGI U.S., Inc.............................................  (2)
3.3             By-Laws....................................................  (1)
4.1             Specimen Share Certificate.................................  (1)
4.2             Specimen Warrant Certificate...............................  (1)
10.1            Consulting Agreement, dated December 1, 1999, between
                Regi U.S., Inc. and Patrick Badgley .......................
10.2            Special Service Proposal, dated December 21, 1999, between
                Regi U.S. and ColTec, Inc..................................
23.1            Consent of Independent Auditors............................
27.1            Financial Data Schedule....................................

--------------------
(1) Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.

(2) Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.