Form 10QSB
period 2000-07-31
REGI U S INC
filed 2000-09-13
CIK 922330

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2000
                                     -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to

      Commission File No. 0-23920
                          -------

                               REGI U.S., INC.
              ------------------------------------------------
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

                 YES  X     NO
                     ----       ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 11, 2000 - 10,217,735 shares of common stock, no par value.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X].

                                   INDEX
--------------------------------------------------------------------------------

PART I - Financial Information                                              Page

Item 1.   Financial statements                                                 2
-------   --------------------

Balance Sheets as of July 31, 2000 (unaudited) and
  April 30, 2000 (audited)                                                     3

Statements of Operations for the three months ended
  July 31, 2000 and 1999 (unaudited)                                           4

Statements of Cash Flows for the three months ended
  July 31, 2000 and 1999 (unaudited)                                           5

Notes to the Financial Statements for the three months
  ended July 31, 2000 (unaudited) and the year ended
  April 30, 2000 (audited)                                                   6-8

Item 2.   Management's Discussion and Analysis of Results of
-------   --------------------------------------------------
          Operations and Financial Condition                                9-10
          ----------------------------------

PART II - Other Information                                                   11

Signatures                                                                    12

PART I     Financial Information

Item 1.    Financial statements
-------    --------------------

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets



                                                          July 31,     April 30,
                                                         (unaudited)   (audited)
                                                            2000          2000
                                                              $             $
                                Assets
Current Assets                                                 -           -
Fixed Assets (Note 3)                                         3,841       4,295
Intangible Assets (Note 4)                                  392,064     394,973
--------------------------------------------------------------------------------

Total Assets                                                395,905     399,268
================================================================================


             Liabilities and Stockholders' Equity

Current Liabilities
   Cheques issued in excess of funds on deposit              30,856       4,853
   Accounts payable                                          32,173      51,924
   Accrued liabilities                                        7,890      11,328
   Due to affiliates (Note 7)                               243,146      98,404
   Convertible debentures (Note 5)                            5,000      50,000
--------------------------------------------------------------------------------

Total Current Liabilities                                   319,065     216,509
--------------------------------------------------------------------------------

Stockholders' Equity (Note 6)
Common Stock, 20,000,000 shares authorized without
   par value; 10,217,735 and 10,217,735 shares issued
   and outstanding respectively.                          4,510,249   4,510,249

Stock Based Compensation - Stock Option                      15,417      15,417

Deficit Accumulated during the Development Stage         (4,448,826) (4,342,907)
--------------------------------------------------------------------------------

Total Stockholders' Equity                                   76,840     182,759
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                  395,905     399,268
================================================================================
(Contingent Liability - Note 1)


  (The accompanying notes are an integral part of these financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations


                                                             Three months ended
                                                                  July 31,
                                                            2000          1999
                                                         (unaudited) (unaudited)
                                                              $             $

Revenues                                                       -           -
--------------------------------------------------------------------------------

Administrative Expenses
   Amortization                                                 454        -
   Bank charges and interest                                    642         398
   Finders fee                                                 -         12,095
   Foreign exchange                                            (800)        539
   Investor relations - advertising                             529      13,085
   Investor relations - consulting                            7,645       6,000
   Office, rent and telephone                                   317       7,141
   Professional fees                                            464       3,264
   Transfer agent and regulatory fees                           302       2,274
   Less: interest and other income                               (1)        (41)
--------------------------------------------------------------------------------
                                                              9,552      44,755
--------------------------------------------------------------------------------

Research and Development Expenses
   Amortization of capital assets                             5,753       5,567
   Project management                                         7,500       7,500
   Project overhead                                           4,500       7,562
   Prototype design and construction                         47,114       1,612
   Royalties                                                  6,000       6,000
   Technical consulting                                      25,000      19,500
   Travel                                                       500       5,304
--------------------------------------------------------------------------------

                                                             96,367      53,045
--------------------------------------------------------------------------------

Net Loss                                                    105,919      97,800
================================================================================

Net Loss Per Share                                              .01         .01
================================================================================

Weighted Average Shares Outstanding                      10,218,000   9,348,000
================================================================================



  (The accompanying notes are an integral part of these financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows



                                                             Three months ended
                                                                  July 31,
                                                            2000          1999
                                                         (unaudited) (unaudited)
                                                              $             $

Cash Flows from Operating Activities
   Net loss                                                (105,919)    (97,800)
   Adjustment to reconcile net loss to cash
     Amortization                                             6,207       5,567
   Change in non-cash working capital items
     Decrease in accounts payable and accrued liabilities   (23,189)    (12,834)
     Increase in prepaid expenses                              -           (849)
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities                      (122,901)   (105,916)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Increase in common stock                                    -        172,700
   Increase (decrease) in due to affiliates                 144,742     (94,724)
   Redemption of convertible debentures                     (45,000)       -
--------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                    99,742      77,976
--------------------------------------------------------------------------------

Cash Flows to Investing Activities
   (Increase) in patent protection costs                     (2,844)       (186)
--------------------------------------------------------------------------------

Net Cash Used by Investing Activities                        (2,844)       (186)
--------------------------------------------------------------------------------

(Decrease) in cash                                          (26,003)    (28,126)

Cash (deficiency) - beginning of period                      (4,853)     82,120
--------------------------------------------------------------------------------

Cash (deficiency) - end of period                           (30,856)     53,994
================================================================================

Non-Cash Financing Activities                                  -           -
================================================================================

Supplemental Disclosures:
   Interest paid                                               -           -
   Income taxes paid                                           -           -
================================================================================


  (The accompanying notes are an integral part of these financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements



1.  Development Stage Company

    REGI U.S., Inc. herein ("the Company") was incorporated in the State of Oregon, U.S.A. on July 27, 1992.

    The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine ("The RC/DC Engine"). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. which is the controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Rand Energy Group Inc. will fund 50%. The Company acquired the world-wide marketing and intellectual rights, other than Canada, to the Air/Vapor Flow System ("AVFS").

    In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $319,065. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products. There are insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

    The Company receives interim support from its ultimate parent company ($99,763 during the quarter) and plans to raise additional funds from equity financing which is yet to be negotiated.


2.  Summary of Significant Accounting Policies

    (a) Use of Estimates

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

    (b) Adjustments

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


3.  Fixed Assets

                                                           July 31,   April 30,
                                                            2000       2000
                                             Accumulated   Net Book   Net Book
                                      Cost   Amortization    Value     Value
                                                          (unaudited) (audited)
                                       $          $            $         $
   Computer equipment                 5,452      1,611        3,841     4,295
                                      =====      =====        =====     =====

4.  Intangible Assets

                                                           July 31,   April 30,
                                                            2000       2000
                                             Accumulated   Net Book   Net Book
                                      Cost   Amortization    Value     Value
                                                          (unaudited) (audited)
                                       $          $            $         $
    Patents - RC/DC Engine           78,857     16,166       62,691    63,315
    Patents - AVFS                    6,619        444        6,175     3,776
    AVFS rights ((d) below)         374,751     51,553      323,198   327,882
                                    -------     ------      -------   -------
                                    460,227     68,163      392,064   394,973
                                    =======     ======      =======   =======


5.  Convertible Debentures

    The Company issued three year, 8 % interest, convertible debentures and raised $50,000. The 8 % interest is paid annually and the debentures are convertible into common shares at $1.25, $1.50 and $1.75 in years one, two and three, respectively. In the event the shares are trading below $2.00 per share during any consecutive ten trading days during the last month of the third year, the convertible debentures will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000. The Company subsequently redeemed $45,000 of such debentures on their maturity date.


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

        The weighted average number of shares under option and option price for the three months ended July 31, 2000 is as follows:

                                                     Shares     Weighted Average
                                                   Under Option   Option Price
                                                       #                $
        Beginning of period                          815,000            .80
        Granted                                         -              -
        Exercised                                       -              -
        Cancelled                                       -              -
        Lapsed                                          -              -
                                                     -------         ------
        End of period                                815,000            .80
                                                     =======         ======

        If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the three months ended July 31, 2000 and July 31, 1999 would have been as follows:

                                                      2000            1999
                                                       $               $
        Net loss
             As reported                            (105,919)       (97,800)
             Pro forma                              (109,919)      (101,225)
        Basic net loss per share
             As reported                                (.01)          (.01)
             Pro forma                                  (.01)          (.01)


7.  Due to Affiliates

    Amounts owing to affiliates are unsecured, non-interest bearing and are due on demand.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

Management's Discussion
-----------------------

REGI U.S., Inc. was incorporated in the State of Oregon, USA on July 27, 1992.

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the "RC/DC Engine"). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. which is our controlling shareholder. We own the U.S. marketing and intellectual rights and have a project cost sharing agreement, whereby we will fund 50% of the further development of the RC/DC Engine and Rand Energy Group Inc. will fund 50%.

In fiscal 1998, we acquired the U.S. and world-wide rights (except Canada) to an Air/Vapour Flow System "AVFS". We will pay to the inventor 8.5% on net sales derived from the AVFS. The inventor will also receive a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly.

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totalling $4,449,000 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our working capital deficit is $319,000. Our only assets are our intangible assets, being patents and intellectual property rights, totalling $392,000, which represents 99% of total assets. These factors raise doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products. There are insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.
The Company receives interim support from its ultimate parent company ($99,763 during the quarter) and plans to raise additional funds from equity financing which is yet to be negotiated.

Results of operations for the three months ended July 31, 2000 ("2000") compared
--------------------------------------------------------------------------------
to the three months ended July 31, 1999 ("1999")
------------------------------------------------

There were no revenues from product licensing during the periods.
The net loss in 2000 increased by $8,000 to $106,000 compared to $98,000 in 1999. The major components of this increase, on a net basis, was due to a decrease in administrative expenses by $35,000 to $10,000 from $45,000 due to elimination of certain expenses until we obtain adequate financing.

Ongoing research and development activities took place during 2000. Research and development increased by $43,000 to $96,000 as compared to $53,000 in 1999 due to fabrication of the RandCam air conditioning compressor for buses. Paul LaMarche and Patrick Badgley undertook the majority of development activities during 2000 and were paid technical consulting fees totalling $25,000 as compared to $19,000 in 1999. A $6,000 quarterly royalty payment was made for the AVFS rights.

Liquidity
---------

During 2000, we financed our operations mainly through funding received from our affiliated companies (common directors) and our controlling shareholder, Rand Energy Group, Inc. and its 51% shareholder Reg Technologies Inc. These companies advanced, or paid expenses on behalf of, $145,000 during 2000. These amounts owing are now $243,000, or 76% of total current liabilities, are unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

We spent $3,000 on patent protection costs during 2000. The loss for the year of $106,000 included $6,000 of non-cash items being $6,000 for amortization of capital and intangible assets.

We repaid $45,000 of convertible debentures leaving $5,000 unpaid. We are attempting to locate the convertible debenture holder.

As at July 31, 2000 we had a cash deficiency of $31,000 and current liabilities of $319,000. The Company receives interim support from its ultimate parent company and plans to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a controlling shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns 5,362,700 shares, having a current market value of $3,000,000, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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


Dated: September 12, 2000                     REGI U.S., INC.


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