Form 10QSB
period 2000-10-31
REGI U S INC
filed 2000-12-20
CIK 922330

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  OCTOBER  31,  2000
                                    ------------------

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from  to

Commission  File  No.   0-23920
                    -----------

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

                    (Address of principal executive offices)

                                 (604) 278-5996

                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES    X     NO
                                     ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 15, 2000 - 10,217,735 shares of common stock, no par value.

Transitional  Small  Business  Disclosure  Format (Check One): Yes [   ] No [X].

                                      INDEX

PART  I  -  Financial  Information                               Page

Item  1.     Financial  statements                               2

Balance Sheets as of October 31, 2000 (unaudited)
and April 30, 2000 (audited)                                     3

Statements  of  Operations  for  the  six months
ended October 31, 2000 and 1999 (unaudited)                      4

Statements  of  Cash  Flows  for  the six months
ended October 31, 2000 and 1999 (unaudited)                      5

Notes  to  the  Financial  Statements  (unaudited)               6-8

Item  2.     Management's  Discussion  and  Analysis
             of  Results  of Operations  and
             Financial  Condition                                9-10

PART  II  -  Other  Information                                  11

Signatures                                                       12

PART  I          Financial  Information

Item  1.          Financial  statements
--------           ---------------------


REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Balance  Sheets



                                                         October 31,    April 30,
                                                         (unaudited)    (audited)
                                                            2000          2000
                                                             $             $
Assets
Current Asset
  Cash . . . . . . . . . . . . . . . . . . . . . . . .         1,534            -
Property Plant and Equipment (Note 3). . . . . . . . .         3,387        4,295
Intangible Assets (Note 4) . . . . . . . . . . . . . .       390,754      394,973

Total Assets . . . . . . . . . . . . . . . . . . . . .       395,675      399,268


Liabilities and Stockholders' Equity
Current Liabilities
  Cheques issued in excess of funds on deposit . . . .             -        4,853
  Accounts payable . . . . . . . . . . . . . . . . . .        95,567       51,924
  Accrued liabilities. . . . . . . . . . . . . . . . .         3,115       11,328
Due to affiliates (Note 7) . . . . . . . . . . . . . .       309,933       98,404
  Convertible debentures (Note 5). . . . . . . . . . .         5,000       50,000

Total Current Liabilities. . . . . . . . . . . . . . .       413,615      216,509


Stockholders' Equity (Deficit) (Note 6)
Common Stock, 20,000,000 shares authorized without
  par value; 10,217,735 and 10,217,735 shares issued
and outstanding respectively.. . . . . . . . . . . . .     4,510,249    4,510,249
Stock Based Compensation - Stock Option. . . . . . . .        28,862       15,417
Deficit Accumulated during the Development Stage . . .    (4,557,051)  (4,342,907)

Total Stockholders' Equity (Deficit) . . . . . . . . .       (17,940)     182,759

Total Liabilities and Stockholders' Equity . . . . . .       395,675      399,268

Contingent Liability (Note 1)


REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations


                                          Six  months  ended
                                             October  31,
                                          2000          1999
                                      (unaudited)   (unaudited)
                                           $             $
Revenues . . . . . . . . . . . . . .            -              -

Administrative Expenses
Amortization . . . . . . . . . . . .          908              -
  Bank charges . . . . . . . . . . .          682            565
  Financing fees . . . . . . . . . .            -         47,608
  Foreign exchange . . . . . . . . .         (721)           599
  Interest on debentures . . . . . .          224          1,640
  Investor relations - advertising .        6,218         15,028
  Investor relations - consulting. .       27,090          9,000
  Office, rent and telephone . . . .          315         14,792
  Professional fees. . . . . . . . .        3,324          5,780
  Transfer agent and regulatory fees        1,701          4,293
  Travel . . . . . . . . . . . . . .            -          5,327

                                           39,741        104,632

Research and Development Expenses
  Amortization of patents and rights       11,562         11,422
  Project management . . . . . . . .       15,000         15,000
  Project overhead . . . . . . . . .        9,000         12,062
  Prototype design and construction.       77,341         11,870
  Royalties. . . . . . . . . . . . .       12,000         12,000
  Technical consulting . . . . . . .       49,000         40,500
  Travel . . . . . . . . . . . . . .          500          2,906

                                          174,403        105,760

Net Loss . . . . . . . . . . . . . .      214,144        210,392

Net Loss Per Share - Basic . . . . .          .02            .02

Weighted Average Shares Outstanding.   10,217,735      9,348,300


REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows


                                                                         Six  months  ended
                                                                             October  31,

                                                                        2000           1999
                                                                     (unaudited)   (unaudited)
                                                                          $             $
Cash Flows to Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (214,144)     (210,392)
  Adjustments to reconcile net loss to cash
    Amortization. . . . . . . . . . . . . . . . . . . . . . . . . .       12,470        11,422
    Stock based compensation. . . . . . . . . . . . . . . . . . . .       13,445             -
  Change in non-cash working capital items
    Increase (decrease) in accounts payable and accrued liabilities       35,430       (88,631)

Net Cash Used by Operating Activities . . . . . . . . . . . . . . .     (152,799)     (287,601)

Cash Flows from (to) Financing Activities
  Increase in subscriptions for common stock. . . . . . . . . . . .            -       509,075
  Increase (decrease) in advances from affiliate. . . . . . . . . .      211,529      (220,141)
  Redemption of convertible debentures. . . . . . . . . . . . . . .      (45,000)         (507)

Net Cash Provided by Financing Activities . . . . . . . . . . . . .      166,529       288,427

Cash Flows to Investing Activities
  (Increase) in patent protection costs . . . . . . . . . . . . . .       (7,343)       (3,359)
  (Increase) in property, plant and equipment . . . . . . . . . . .            -        (2,992)

Net Cash Used by Investing Activities . . . . . . . . . . . . . . .       (7,343)       (6,351)

Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . .        6,387        (5,525)
Cash (deficiency) - beginning of period . . . . . . . . . . . . . .       (4,853)       82,120

Cash - end of period. . . . . . . . . . . . . . . . . . . . . . . .        1,534        76,595

Non-cash Financing Activities
Stock based compensation - stock options. . . . . . . . . . . . . .       13,445             -

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . .          224         4,375
Taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $412,081. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products. There are insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

The Company receives interim support from its ultimate parent company ($145,314 during the first two quarters) and plans to raise additional funds from equity financing which is yet to be negotiated.


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



3.     Fixed  Assets
                                                October  31,  April  30,
                                                2000          2000
                                Accumulated     Net  Book     Net  Book
                          Cost  Amortization    Value         Value
                                                (unaudited)   (audited)
                           $         $           $             $
  Computer equipment         5,452    2,065       3,387        4,295




4.     Intangible  Assets
                                                       October  31,  April  30,
                                                          2000       2000
                                          Accumulated     Net  Book  Net  Book
                               Cost       Amortization    Value      Value
                                                       (unaudited)  (audited)
                                $              $            $         $
  Patents - RC/DC Engine.        83,356          17,208    66,148    63,315
  Patents - AVFS. . . . .         6,619             527     6,092     3,776
AVFS rights ((d) below) .       374,751          56,237   318,514   327,882

                                464,726          73,972   390,754   394,973



5.     Convertible  Debentures

The Company issued three year, 8 % interest, convertible debentures and raised $50,000. The 8 % interest is paid annually and the debentures are convertible into common shares at $1.25, $1.50 and $1.75 in years one, two and three, respectively. In the event the shares are trading below $2.00 per share during any consecutive ten trading days during the last month of the third year, the convertible debentures will be exercisable at 20% below the said ten-day average. The maturity date was June 15, 2000. The Company subsequently redeemed $45,000 of such debentures on their maturity date.


6.     Common  Stock

(a)     Warrants  outstanding

                Exercise
Number  of      Price
Shares            $            Expiry  Dates

500,000          1.25          December  11,  2000
834,767          .75          December  31,  2000

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



The weighted average number of shares under option and option price for the six months ended October 31, 2000 is as follows:

                         Shares     Weighted  Average
                       Under Option   Option Price
                             #              $
  Beginning of period       740,000             .91
  Granted . . . . . .        25,000             .50
  Exercised . . . . .             -               -
  Cancelled . . . . .             -               -
  Lapsed. . . . . . .        (5,000)           1.00

End of period . . . .       760,000             .90





If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the six months ended October 31, 2000 and October 31, 1999 would have been as follows:

                              2000       1999
                              $            $
  Net loss
    As reported . . . . .   (214,144)  (210,392)
    Pro forma . . . . . .   (223,077)  (218,392)
Basic net loss per share
As reported . . . . . . .       (.02)      (.02)
    Pro forma . . . . . .       (.02)      (.02)


7.     Due  to  Affiliates

Amounts owing to affiliates are unsecured, non-interest bearing and are due on demand.

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
--------     -------------------------------------------------------------------
Results  of  Operations
-----------------------

Forward  Looking  Statements
----------------------------

This report contains forward-looking statements. The words, "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward_looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward_looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

Overview
--------

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

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totalling $4,557,000 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our working capital deficit is $412,000. Our only assets are our intangible assets, being patents and intellectual property rights, totalling $391,000, which represents 99% of total assets. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products. There are insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

The Company receives interim support from its ultimate parent company ($145,314 during the first two quarters) and plans to raise additional funds from equity financing which is yet to be negotiated.

Progress  Report  from  August  1,  2000  to  December  15,  2000
-----------------------------------------------------------------

On October 23, 2000, we announced that we have entered into a 5-year license agreement with Coltec, Inc. wherein Coltec and us have jointly agreed to participate in government sponsored research and development programs utilizing our proprietary Rand Cam technology. We agreed to protect certain government and military products by granting a 5-year license to Coltec.

In consideration for the license agreement for RandCam technology for certain military/government use, Coltec agrees to pay us 5% of the gross sales of all products sold. Coltec also agrees to reimburse us for our labour for phase I and phase II from the funds received by the government/military grants. It also agrees that all inventions that are improvements to the RandCam technology shall be granted to us under a perpetual, no-cost license for its products.

On November 27, 2000, we announced an agreement had been completed with GHM, Inc., a private company located in Maryland, to jointly purchase the rights to the H2O Hydrogen Separator Technology consisting of a hydrogen separator based on a unique system for extracting hydrogen from water. We will own the U.S. rights and Reg Technologies, Inc. will own the worldwide rights excluding the U.S. to the Hydrogen Separator Technology.

In consideration for a 50% interest for the rights to the Hydrogen Separator Technology Reg Technologies Inc. ("Reg") agrees to the following:

     The Company shall apply for a patent in the U.S. for the Hydrogen Separator Technology at Reg's expense.

     Reg agrees to build a prototype of the Hydrogen Separator Technology as designed by GHM, Inc.

We also have an option to purchase an additional 50% interest in the Hydrogen Separator Technology for US$15,000,000 for a combination of cash and shares and will assign a 5% net revenue interest to GHM, Inc.

Reg has commenced to build a prototype and will conduct a preliminary in-house test to confirm that the Hydrogen Separator Technology can economically convert water into hydrogen and oxygen.

Results  of  operations  for  the  six  months  ended  October 31, 2000 ("2000")
--------------------------------------------------------------------------------
compared  to  the  six  months  ended  October  31,  1999  ("1999")
-------------------------------------------------------------------

There  were  no  revenues  from  product  licensing  during  the  periods.
The net loss in 2000 increased by $3,000 to $214,000 compared to $210,000 in 1999.

There was a decrease in administrative expenses by $65,000 to $40,000 from $105,000 due to elimination of certain expenses until we obtain adequate financing.

Ongoing research and development activities took place during 2000. Research and development increased by $68,000 to $174,000 as compared to $106,000 in 1999 due to fabrication of the RandCam air conditioning compressor for buses. Paul LaMarche and Patrick Badgley undertook the majority of development activities during 2000 and were paid technical consulting fees totalling $49,000 as compared to $41,000 in 1999. Two $6,000 quarterly royalty payments were made for the AVFS rights.

Liquidity
---------
During the six months ended October 31, 2000, we financed our operations mainly through a cost sharing arrangement and funding received from our affiliated companies (common directors) and our controlling shareholder, Rand Energy Group, Inc. and its 51% shareholder Reg Technologies Inc. These companies advanced, or paid expenses on behalf of, $212,000 during 2000. This included ongoing research and development of the RC/DC Engine. We are solely responsible for ongoing development of the Air/Vapor Flow System. The amounts owing are now $310,000, or 75% of total current liabilities, are unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

We spent $7,000 on patent protection costs during 2000. The loss for the period of $214,000 included $26,000 of non-cash items being $12,000 for amortization of capital and intangible assets and $14,000 for stock based compensation. We repaid $45,000 of convertible debentures leaving $5,000 unpaid. We are attempting to locate the convertible debenture holder.

As at October 31, 2000 we had a cash balance of $1,534 and current liabilities of $414,000 for a working capital deficit of $412,000. This working capital position is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise $2,209,000 of additional funds. The Company receives interim support from its ultimate parent company and plans to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a controlling shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns 5,362,700 shares, having a current market value of $3,000,000, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

PART  II     Other  Information

Item  1.     Legal  Proceedings
--------     ------------------

None

Item  2.     Changes  in  Securities
--------     -----------------------

None

Item  3.     Defaults  upon  Senior  Securities
--------     ----------------------------------

     None

Item  4.     Submissions  of  Matters  to  a  Vote  of  Security  Holders
--------     ------------------------------------------------------------

None

Item  5.     Other  Information
--------     ------------------

None

Item  6.     Exhibits  and  Reports  on  Form  8-K
--------     -------------------------------------

(a)   27.1  -  Financial  Data  Schedule
(b)   There  were  no  Form  8-K's  filed  during  the  period

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December  19,  2000                   REGI  U.S.,  INC.


                                              By:     /s/   John  G.  Robertson

                                                 John  G.  Robertson, President
                                                (Principal  Executive  Officer)

                                              By:    /s/   Brian Cherry

                                                 Brian Cherry,  Chief
                                                 Financial  Officer
                                                (Principal  Financial  Officer)