Form 10QSB
period 2001-01-31
REGI U S INC
filed 2001-03-19
CIK 922330

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  JANUARY 31, 2001
                                    ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from               to
                                   --------------  ----------------

Commission  File  No.  0-23920
                     -----------

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

            185-10751 SHELLBRIDGE WAY, RICHMOND, BC. CANADA   V6X 2W8
            ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 278-5996
                               ------------------
                (Issuer's telephone number, including area code)

                                       N/A
                                    --------
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1)     Yes  X       No            (2)     Yes  X     No
                  ---         ---                    ---       ---

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 14, 2001

                           Common - 10,221,735 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

      Transitional Small Business Issuer Format     Yes        No  X
                                                        ---       ---

                                                     INDEX
---------------------------------------------------------------------------------------------------------------


PART I - Financial Information                                                                             Page
Item 1.     Financial statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
-------     --------------------

Balance Sheets as of January 31, 2001 (unaudited) and April 30, 2000 (audited). . . . . . . . . . . . . .     3

Statements of Operations for the three months and nine months ended January 31, 2001 and 2000 (unaudited)     4

Statements of Cash Flows for the six months ended January 31, 2001 and 2000 (unaudited) . . . . . . . . .     5

Notes to the Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6-8

Item 2.     Management's Discussion and Analysis of Results of
-------     --------------------------------------------------
            Operations and Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9-10
            ----------------------------------

PART II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

PART  I          Financial Information

Item  1.         Financial statements
--------         --------------------

REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Balance  Sheets


                                                         January 31,    April 30,
                                                         (unaudited)    (audited)
                                                            2001          2000
                                                             $             $
                                 Assets
Current Asset
  Cash                                                           283            -
Property Plant and Equipment (Note 3)                          2,933        4,295
Intangible Assets (Note 4)                                   392,267      394,973
----------------------------------------------------------------------------------

Total Assets                                                 395,483      399,268
==================================================================================

                  Liabilities and Stockholders' Equity
Current Liabilities
  Cheques issued in excess of funds on deposit                     -        4,853
  Accounts payable                                            65,247       51,924
  Accrued liabilities                                          2,500       11,328
  Due to affiliates (Note 7)                                 421,304       98,404
  Convertible debentures (Note 5)                                  -       50,000
----------------------------------------------------------------------------------

Total Current Liabilities                                    489,051      216,509
----------------------------------------------------------------------------------


Stockholders' Equity (Deficit) (Note 6)

Common Stock, 20,000,000 shares authorized without
  par value; 10,217,735 and 10,217,735 shares issued
  and outstanding respectively.                            4,510,249    4,510,249

Common stock paid for but unissued (22,500 shares)             9,000            -
Stock Based Compensation - Stock Option                       37,682       15,417
Deficit Accumulated during the Development Stage          (4,650,499)  (4,342,907)
----------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                         (93,568)     182,759
----------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                   395,483      399,268
==================================================================================

Contingent Liability (Note 1)

   (The accompanying notes are an intergral part of these financial statements)

REGI  U.S.,  Inc.
(A Development Stage Company)
Statements  of  Operations

                                           Three  months  ended       Nine  months  ended
                                                January  31,              January  31,
                                        -------------------------  -------------------------
                                            2001          2000          2001         2000
                                        (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                             $             $             $             $
Revenues                                          -             -             -           -
--------------------------------------------------------------------------------------------

Administrative Expenses
  Amortization                                  454           703         1,362         703
  Bank charges                                  306           516           988       1,081
  Financing fees                                  -       (47,608)            -           -
  Foreign exchange                              360           198          (361)        797
  Interest on debentures                          -         1,094           224       2,734
  Investor relations - advertising            1,044        13,961         7,262      28,989
  Investor relations - consulting            11,349        15,207        38,439      24,207
  Office, rent and telephone                    477         6,303           792      21,095
  Professional fees                           9,841        11,383        13,165      17,163
  Transfer agent and regulatory fees          5,469         8,328         7,170      12,621
  Travel                                          -             -             -       5,327
--------------------------------------------------------------------------------------------

                                             29,300        10,085        69,041     114,717
--------------------------------------------------------------------------------------------

Research and Development Expenses
  Amortization of patents and rights          5,901         5,445        17,463      16,867
  Project management                          7,500         7,500        22,500      22,500
  Project overhead                              600         4,500         9,600      16,562
  Prototype design and construction          19,547        15,898        96,888      27,768
  Royalties                                   6,000         9,000        18,000      21,000
  Technical consulting                       24,000        23,500        73,000      64,000
  Travel                                        600           487         1,100       3,393
--------------------------------------------------------------------------------------------

                                             64,148        66,330       238,551     172,090
--------------------------------------------------------------------------------------------

Net Loss                                    (93,448)      (76,415)     (307,592)   (286,807)
============================================================================================

Net Loss Per Share - Basic                     (.01)         (.01)         (.03)       (.03)
============================================================================================

Weighted Average Shares Outstanding      10,220,000     9,737,000    10,219,000   9,475,000
============================================================================================

   (The accompanying notes are an intergral part of these financial statements)

REGI  U.S.,  Inc.
(A Development Stage Company)
Statements  of  Cash  Flows


                                                                         Nine  months  ended
                                                                            January  31,
                                                                       ------------------------
                                                                           2001        2000
                                                                       (unaudited)  (unaudited)
                                                                            $            $

Cash Flows to Operating Activities
  Net loss                                                                (307,592)  (286,807)
  Adjustments to reconcile net loss to cash
    Amortization                                                            18,825     17,570
    Stock based compensation                                                22,265          -
  Change in non-cash working capital items
    Increase (decrease) in accounts payable and accrued liabilities          4,495    (39,852)
----------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                                     (262,007)  (309,089)
----------------------------------------------------------------------------------------------

Cash Flows from (to) Financing Activities
  Increase in common stock                                                   9,000    483,967
  Increase (decrease) in advances from affiliate                           322,900   (240,771)
  Redemption of convertible debentures                                     (50,000)         -
----------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                  281,900    243,196
----------------------------------------------------------------------------------------------

Cash Flows to Investing Activities
  (Increase) in patent protection costs                                    (14,757)   (10,404)
  (Increase) in property, plant and equipment                                    -     (5,452)
----------------------------------------------------------------------------------------------

Net Cash Used by Investing Activities                                      (14,757)   (15,856)
----------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                  5,136    (81,749)
Cash (deficiency) - beginning of period                                     (4,853)    82,120
----------------------------------------------------------------------------------------------

Cash - end of period                                                           283        371
==============================================================================================

Non-cash Financing Activities
Stock based compensation - stock options                                    22,265          -
==============================================================================================

Interest paid                                                                  224      4,375
Taxes paid                                                                       -          -
==============================================================================================

   (The accompanying notes are an intergral part of these financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statement

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

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $491,768. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

     The Company plans to raise net proceeds of approximately $200,000 ($9,000 raised to date) through a private placement. The offering will be a best efforts no minimum offering consisting of 500,000 units at $0.40 per unit. Each unit consists of one share and one warrant to purchase an additional share at a price of $0.50 for a period of one year from the date of issuance. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

     After completing the $200,000 offering, we will require significant additional capital to provide sufficient working capital to carry out our business for the next twelve months. Currently, there are insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised. The Company raised $2,000 from the exercise of 4,000 warrants at $0.50 per share on February 20, 2001.

     The Company receives interim support from its ultimate parent company ($233,300 during the first three quarters) and plans to raise additional funds from equity financing which is yet to be negotiated.


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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statement

3.   Property,  Plant  and  Equipment

                                                                      January 31,  April 30,
                                                                         2001        2000
                                                        Accumulated    Net Book    Net Book
                                           Cost        Amortization     Value       Value
                                                                     (unaudited)   (audited)
                                            $               $            $           $
       Computer equipment                      5,452           2,519        2,933      4,295
                                      ==============  ==============  ===========  =========


4.   Intangible Assets

                                                                      January 31,  April 30,
                                                                         2001        2000
                                                       Accumulated    Net Book     Net Book
                                           Cost        Amortization     Value       Value
                                                                      (unaudited)  (audited)
                                            $               $             $            $
       Patents - RC/DC Engine                 84,015          18,258       65,757     63,315
       Patents - AVFS                          6,619             610        6,009      3,776
       Patents - Hydrogen Separator            6,755              84        6,671          -
       AVFS rights ((d) below)               374,751          60,921      318,830    327,882
                                      --------------  --------------  -----------  ---------
                                             472,140          79,873      392,267    394,973
                                      ==============  ==============  ===========  =========

5.   Convertible  Debentures

     The Company issued three year, 8 % interest, convertible debentures and raised $50,000. The 8 % interest is paid annually and the debentures are convertible into common shares at $1.25, $1.50 and $1.75 in years one, two and three, respectively. In the event the shares are trading below $2.00 per share during any consecutive ten trading days during the last month of the third year, the convertible debentures will be exercisable at 20% below the said ten-day average. The maturity date was June 15, 2000. The Company redeemed $45,000 of such debentures on their maturity date and the remaining $5,000 were redeemed in November, 2000.


6.   Common  Stock

     (a)   Warrants  outstanding

                           Exercise
                Number of   Price
                 Shares       $               Expiry Dates
                 500,000    1.25      December 11, 2000 (expired)
                 834,767    .50       August 31, 2001  (price reduced and expiry
                                      date extended on January 18, 2001)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statement

6.   Common  Stock  (continued)

     (b)  Stock  Option  Plan

          The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors, employees and consultants approved April 30, 1993, amended May 28, 1996 and further amended December 5, 2000. On March 30, 1995 the Company registered the initial 1,000,000 shares and on December 5, 2000 an additional 1,500,000 shares were registered for issuance under the Stock Option Plan. Pursuant to the Plan the Company has granted stock options to certain directors, employees and consultants as follows:

                   No. of
                   shares   Price   Expiry

                   100,000  $ 1.00  June 26, 2002
                    85,000  $ 0.75  November 11, 2003
                   150,000  $ 1.25  July 7, 2004
                   150,000  $ 1.00  July 7, 2004
                   100,000  $ 0.75  July 7, 2004
                    75,000  $ 0.75  November 29, 2004
                    25,000  $ 0.50  October 30, 2005
                   -------
                   685,000
                   =======

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

          The weighted average number of shares under option and option price for the nine months ended January 31, 2000 is as follows:

                                       Shares      Weighted Average
                                    Under Option     Option Price
                                          #                $
          Beginning of period          1,060,000                 .91
          Granted                              -                   -
          Exercised                            -                   -
          Cancelled                      (25,000)               1.00
          Lapsed                        (350,000)               1.00
                                    -------------
          End of period                  685,000                 .90
                                    =============  =================

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statement

6.   Common  Stock  (continued)

     (b)  Stock  Option  Plan  (continued)

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the nine months ended January 31, 2001 and January 31, 2000 would have been as follows:

                                         2001       2000
                                          $          $
          Net loss
              As reported             (307,592)  (286,802)
              Pro forma               (321,325)  (297,749)

          Basic net loss per share
              As reported                 (.03)      (.03)
              Pro forma                   (.02)      (.02)


7.   Due  to  Affiliates

     Amounts owing to affiliates are unsecured, non-interest bearing and are due on demand.

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
--------     -------------------------------------------------------------------
             Results  of  Operations
             -----------------------

Forward  Looking  Statements
----------------------------

This report contains forward-looking statements. The words, "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

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

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totalling $4,650,499 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our working capital deficit is $492,000. Our only assets are our intangible assets, being patents and intellectual property rights, totalling $392,000, which represents 99% of total assets. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

The Company plans to raise net proceeds of approximately $200,000 ($9,000 raised to date) through a private placement. The offering will be a best efforts no minimum offering consisting of 500,000 units at $0.40 per unit. Each unit consists of one share and one warrant to purchase an additional share at a price of $0.50 for a period of one year from the date of issuance. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

After completing the offering of $200,000, there will continue to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

The Company receives interim support from its ultimate parent company ($233,000 during the first three quarters) and plans to raise additional funds from equity financing which is yet to be negotiated.

Progress  Report  from  November  1,  2000  to  March  15,  2001
----------------------------------------------------------------

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

In consideration for a 50% interest for the rights to the Hydrogen Separator Technology Reg Technologies Inc. ("Reg") agrees to the following:

- The Company shall apply for a patent in the U.S. for the Hydrogen Separator Technology at Reg's expense.
- Reg agrees to build a prototype of the Hydrogen Separator Technology as designed by GHM, Inc.

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

On January 11, 2001, we announced that wish to announce that successful test results have been completed by American Components, a division of EPI, on the Rand Cam Air Pump.

Paul LaMarche, the Company's engineer for the Air Pump, reported today that the Rand Cam Air Pumps were installed on the American Component test stand and checked for continuous air pressure and volumetric outputs in comparison to the Mexican-built air pumps used for the Lumbar seat support systems. These tests delivered air pressure of 3.5 PSI and air volumes of 13.2 Cu. Ft. per minute which exceeded the required specifications.

John Robertson, President of Reg Technologies, Inc. and REGI U.S., Inc. states, "The Rand Cam Air Pump has several other applications ranging from inflating air mattresses to transferring hydrogen gas to fuel cells."

REGI U.S. has now commenced licensing negotiations for the Rand Cam Air Pump for the automotive lumbar seat application with MoldRite Tool Inc. of Detroit, Michigan.

The Company's directors are considering a forward stock split in the shares of REGI U.S., Inc. subject to completing a successful license agreement with MoldRite Tool, Inc.


Results  of  operations  for  the three months and nine months ended January 31,
--------------------------------------------------------------------------------
2001  ("2001")  compared  to  the three months and nine months ended January 31,
--------------------------------------------------------------------------------
2000  ("2000")
--------------

There  were  no  revenues  from  product  licensing  during  the  periods.

The net loss in 2001 increased by $21,000 to $308,000 compared to $287,000 in 2000.

There was a decrease in administrative expenses by $46,000 to $69,000 from $115,000 due to elimination of certain expenses until we obtain adequate financing.

Ongoing research and development activities took place during fiscal 2001. Research and development increased by $66,000 to $239,000 as compared to $172,000 in 2000 due to fabrication of the RandCam(TM) air conditioning compressor for buses. Paul LaMarche and Patrick Badgley undertook the majority of development activities during 2000 and were paid technical consulting fees totalling $73,000 as compared to $64,000 in 2000. Three $6,000 quarterly royalty payments were made for the AVFS rights.

Liquidity
---------

During the nine months ended January 31, 2001, we financed our operations mainly through a cost sharing arrangement and funding received from our affiliated companies (common directors) and our controlling shareholder, Rand Energy Group, Inc. and its 51% shareholder Reg Technologies Inc. These companies advanced, or paid expenses on behalf of, $326,000 during the nine months ended January 31, 2001. This included ongoing research and development of the RC/DC Engine. We are solely responsible for ongoing development of the Air/Vapor Flow System. The amounts owing are $424,000, or 86% of total current liabilities, are unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

We spent $15,000 on patent protection costs during the nine months ended January 31, 2001. The loss for the period of $308,000 included $41,000 of non-cash items being $19,000 for amortization of capital and intangible assets and $22,000 for stock based compensation.

We  repaid  $50,000  of  convertible  debentures  during  the  period.

We raised $9,000 and will issue 22,500 shares at $0.40 per share. As at January 31, 2000 we had a cash balance of $283 and current liabilities of $492,000 for a working capital deficit of $492,000. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. The Company receives interim support from its ultimate parent company.

The Company plans to raise net proceeds of approximately $200,000 ($9,000 raised to date) through a private placement. The offering will be a best efforts no minimum offering consisting of 500,000 units at $0.40 per unit. Each unit consists of one share and one warrant to purchase an additional share at a price of $0.50 for a period of one year from the date of issuance. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

We also plan to raise funds through loans from a controlling shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns 5,362,700 shares, having an approximate current market value of $2,000,000, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

PART  II     Other  Information

Item  1.     Legal  Proceedings
--------     ------------------

             None

Item  2.     Changes  in  Securities
--------     -----------------------

             The Company raised $2,000 from the exercise of 4,000 warrants at $0.50 per share on February 20, 2001.

Item  3.     Defaults  upon  Senior  Securities
--------     ----------------------------------

             None

Item  4.     Submissions  of  Matters  to  a  Vote  of  Security  Holders
--------     ------------------------------------------------------------

             The Company held its Annual General Meeting of Shareholders on November 21, 2000. The shareholders elected the directors for the ensuing year; approved the appointment of the auditor, and approved the amendment to the stock option plan.

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


Dated:  March 15, 2001                      REGI  U.S.,  INC.


                                            By:    /s/  John  G.  Robertson
                                                   -----------------------------
                                                   John G. Robertson, President
                                                   (Principal Executive Officer)

                                            By:    /s/  James  Vandeberg
                                                   -----------------------------
                                                   James Vandeberg,
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)