Form 10KSB
period 2001-04-30
REGI U S INC
filed 2001-08-13
CIK 922330

2
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                    For the Fiscal Year Ended April 30, 2001

                           COMMISSION FILE NO. 0-23920


                                REGI  U.S.,  INC.
                                -----------------
           (Name of small business issuer as specified in its charter)

              OREGON                                       91-1580146
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)

                           185 - 10751 SHELLBRIDGE WAY
                   RICHMOND, BRITISH COLUMBIA V6X 2W8, CANADA
                   ------------------------------------------
  (Address, including postal code, of registrant's principal executive offices)

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

  Common Stock, no par value          NASD Over the Counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        [ X ]  Yes   [  ]   No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  the  issuer's  revenues  for  its  most  recent  fiscal  year:  nil.

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2001, computed by reference to the price at which the stock was sold on that date: $1,288,348.

The number of shares outstanding of the registrant's Common Stock, no par value, as of July 31, 2001 was 10,221,735.

Documents  incorporated  by  reference:  See  Exhibits.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes ( ) No (X).


                                      REGI U.S., INC.
                                        FORM 10-KSB
                                     TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
  ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . .   4
    GENERAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
    BUSINESS OF THE COMPANY AND PRODUCTS . . . . . . . . . . . . . . . . . . . . . . .   5
      Overview and History . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
    PRODUCTS AND PROJECTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
      Rand Cam Technology. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
      Air\Vapor Flow System
      Hydrogen Separator . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
    MARKETING. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
    COMPETITION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
    RAW MATERIALS AND PRINCIPAL SUPPLIERS. . . . . . . . . . . . . . . . . . . . . . .  12
    PATENTS, TRADEMARKS, LICENCES, FRANCHISES, CONCESSIONS, ROYALTY
    AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION. . . . . . . . . . . . . . . . . .  12
      Patents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
      Royalty Payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
    RISK FACTORS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
    GOVERNMENT REGULATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
    DEPENDENCE ON CERTAIN CUSTOMERS. . . . . . . . . . . . . . . . . . . . . . . . . .  16
    RESEARCH AND DEVELOPMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
    COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS. . . . . . . . . . . . . .  17
    NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES. . . . . . . . . . . .  17
  ITEM 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . . . . . .  17
  ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . .  18
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . . .  18
    DIVIDEND POLICY. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
    RECENT SALES OF UNREGISTERED SECURITIES. . . . . . . . . . . . . . . . . . . . . .  19
  ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS . . . . . . . .  19
    LIQUIDITY AND CAPITAL RESOURCES. . . . . . . . . . . . . . . . . . . . . . . . . .  20
  ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Our consolidated financial statements are included and begin immediately following the signature page to this report.  See Item 13 for a list of the financial statements and financial statement schedules included.. . . . . . . . . . . . . . . . . . . . . .  20
  ITEM 8.   CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING
  AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
  COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.. . . . . . . . . . . . . . . . .  21
    BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OF DIRECTORS, EXECUTIVE
    OFFICERS AND SIGNIFICANT EMPLOYEES . . . . . . . . . . . . . . . . . . . . . . . .  21
  ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . .  23
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . .  26
  ITEM 13(a). EXHIBITS.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
  ITEM 13(b). REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .  28
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-KSB. WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REGULATED BY LAW.

PART  I

ITEM  1.   DESCRIPTION  OF  BUSINESS

GENERAL

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("RAND"), which, in turn, is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech").

We are engaged in the business of developing and building an improved axial vane-type rotary engine known as the Rand Cam/Direct Charge Engine ("RC/DC Engine"), which is a variation of the Rand Cam Rotary Engine, an axial vane rotary engine ("Original Engine"). The worldwide, exclusive of the United States, intellectual and marketing rights to the RC/DC Engine are held by RAND. We hold the rights to develop, build and market the RC/DC Engine design in the U.S. pursuant to an agreement with RAND. Under a project cost sharing agreement entered into with RAND effective May 1, 1993, each company funds 50% of the continuing development cost of the RC/DC Engine.

Our principal offices are located at 10751 Shellbridge Way, Suite 185, Richmond, British Columbia V6X 2W8, Canada. Our telephone number is (604) 278-5996 and our telefacsimile number is (604) 278-3409. Our website is www.regtech.com.
                                                               ---------------

We will likely need to raise additional capital in the future beyond any amount currently on hand and which may become available as a result of the exercise of warrants and options which are currently outstanding, in order to fully implement our intended plan of operations.

BUSINESS  OF  THE  COMPANY  AND  PRODUCTS

Overview  and  History

We are engaged in the business of developing and building an improved axial vane-type rotary engine known as the Rand CamTM Direct Charge ("RC/DC") Engine, which is a variation of the Original Engine. The Original Engine is an axial vane rotary engine, the worldwide marketing rights to which are held by RAND. A United States patent was issued for the RC/DC Engine on July 4, 1995, and assigned to us. Since no marketable product has yet been developed, we have not received any revenues from operations.

The  RC/DC  Engine  is  based  upon  the Original Engine patented in 1983. Brian
Cherry, a former officer and director of the Company, has done additional development work on the Original Engine which resulted in significant changes and improvements for which the U.S. patent has been issued and assigned to us. We believe the RC/DC Engine offers important simplification from the basic Original Engine, which will make it easier to manufacture and will also allow it to operate more efficiently.

Pursuant to an agreement dated October 20, 1986 between Reg Tech, Rand Cam Corp. and James McCann, Reg Tech agreed to acquire a 40% voting interest in a new corporation to be incorporated to acquire the rights to the Original Engine. The new corporation was RAND. Reg Tech acquired the 40% voting interest in RAND in consideration of the payment of $250,000.

Pursuant to an agreement made as of April 27, 1993 among Reg Tech, Rand Cam Corp., RAND and James McCann, Reg Tech acquired an additional 330,000 shares (11%) of RAND from Rand Cam Corp. to increase its investment to 51%.

On August 20, 1992, we entered in an agreement with RAND and Brian Cherry (the "August 1992 Agreement") under which we issued 5,700,000 shares of our Common Stock at a deemed value of $0.01 per share to RAND in exchange for certain valuable rights, technology, information, and other tangible and intangible assets, including improvements, relating to the United States rights to the Original Engine. RAND's president is also our president and its Vice President and Secretary is also one of our directors. The terms of the agreement were negotiated between the parties and were deemed to be mutually advantageous based upon conditions and circumstances existing at the time.

We entered into an agreement dated April 13, 1993 with RAND, Reg Tech and Brian Cherry (the "April 1993 Agreement") and made as an amendment to a previous Amendment Agreement dated November 23, 1992 between RAND, Reg Tech and Brian Cherry and an original agreement dated July 30, 1992 between RAND, Reg Tech and Brian Cherry, Cherry agreed to: (a) sell, transfer and assign to RAND worldwide rights, except for the United States, to all of his right, title and interest in and to the technology related to the RC/DC Engine (the "Technology"), including all pending and future patent applications in respect of the Technology, together with any improvements, changes or other variations to the Technology;
(b) sell, transfer and assign to the Company United States of America rights to all of his right, title and interest in and to the Technology, including all pending and future patent applications in respect of the Technology, together with any improvements, changes or other variations to the Technology. On November 9, 1993, in consideration for this transfer of the Technology, Brian Cherry was issued 100,000 shares of Reg Tech with a deemed value of $200,000.

A final provision of the April 1993 Agreement assigned and transfered ownership of any patents, inventions, copyrights, know-how, technical data, and related types of intellectual property conceived, developed or created by RAND or its associated companies either to us which results or derives from the direct or indirect use of the Original Engine and/or RC/DC Engine technologies by RAND.

We entered into a letter of understanding dated December 13, 1993, with RAND and Reg Tech, as grantors, and West Virginia University Research Corporation ("WVURC"), the grantors agreed that WVURC shall own 5% of all patented technology relating to the Original Engine and the RC/DC Engine. WVURC performed extensive analysis and testing on the RC/DC engine. WVURC provided support and development of the RC/DC Engine including research, development, testing evaluation and creation of intellectual property. In addition, WVURC introduced us to potential customers and licensees. We are entitled to all intellectual property developed by WVURC relating to the RC/DC Engine.

Based upon testing work performed by independent organizations on prototype models, we believe that the RC/DC Engine holds significant potential in a number of other applications ranging from small stationary equipment to automobiles and aircraft. In additional to its potential use as an internal combustion engine, the RC/DC Engine design is being employed in the development of several types of compressors, pumps, expanders and other applications.

To date, several prototypes of the RC/DC Engine have been tested and additional development and testing work is continuing. We believe that such development and testing will continue until a commercially feasible design is perfected. There is no assurance at this time, however, that such a commercially feasible design will ever be perfected, or if it is, that it will become profitable. If a commercially feasible design is perfected, we do, however, expect to derive revenues from licensing the Technology relating to the RC/DC Engine regardless of whether actual commercial production is ever achieved. There is no assurance at this time, however, that revenues will ever be received from licensing the Technology even if it does prove to be commercially feasible.

We believe that a large market would exist for a practical rotary engine which could be produced at a competitive price and which could provide a good combination of fuel efficiency, power density and exhaust emissions.

Based on the market potential, we believe the RC\DC Engine is well suited for application to internal combustion engines, pumps, compressors and expansion engines. The mechanism can be scaled to match virtually any size requirement. This flexibility opens the door to large markets being developed.

We are currently testing prototypes for these products including air pumps for fuel cell applications and air conditioning compressors. Our strategy is to develop engines and compressors for low to medium horsepower applications, then apply the Technology to larger applications. We plan to license the Technology or enter into joint venture arrangements for other specific applications. The licensee or joint venture partners will then provide funding for research and development of the specific applications.

PRODUCTS  AND  PROJECTS

Rand  Cam  Technology

Rand  Cam  Cold  Turbine  Engine

On March 13, 2001, we announced that analysis has been completed on a RAND CAM COLD TURBINE ENGINE to generate 1000 horsepower at 1800 rpm for the electrical power generation market. Preliminary drawings of this engine have been completed. A presentation has been prepared to visually demonstrate the technology so that we can generate interest and obtain funding to build and test this new engine. A dry run of the presentation was presented to a representative of one of the largest engine manufacturers in North America and the representative is assisting in setting up a presentation for its top management. Two additional presentations have been made to the management of this engine manufacturing company and the product is being reviewed by its engineering department. This presentation will be "taken on the road" and shown to additional major engine manufacturers and end users such as utility companies to solicit interest. Summarizing the presentation, the RAND CAM COLD TURBINE ENGINE compared to the best available MICROTURBINE ENGINE, has 32 percent better efficiency and generates 91 percent more power from the same airflow while retaining all of the emissions advantages of the MICROTURBINE ENGINE.

An analysis has been completed to show the potential of the RAND CAM COLD TURBINE ENGINE in aircraft application at the 400 horsepower output level so that we can work with several groups that have expressed interest in the Rand Cam Engine at this rating for aircraft and marine markets.

Gasoline  and  Diesel  Engine

Two prototype engines were built in 1993 and 1994 by the WVURC to run on gasoline. Testing on these prototypes suggested that the concept is fundamentally sound and that with a program of engine review, design, testing and development, a technically successful range of engines can be developed. The current prototype design for the diesel engine was designed by a consortium made up of Alliant Techsystems (formerly Hercules Aerospace Company) ("Alliant"), WVURC and us. Alliant was involved in the design and development including drawings for the RC/DC diesel engine. In addition Alliant performed extensive analysis on the diesel engine including bearings, cooling, leakage, rotor, vanes, housing, vane tip heating, geometry and combustion. This engine was designed as a general purpose power plant for military and commercial applications. A prototype of the diesel engine has been assembled and tested.

By News Release dated June 21, 1999 we announced that The Rand Cam (TM) rotary diesel aircraft project (1998 NASA SBIR Phase I contract) was completed and the final report was delivered to NASA on schedule. Patrick Badgley, our Vice President and the senior engineer for the Rand Cam (TM) diesel aircraft project, reported that under his direction, the 125 horsepower diesel engine successfully completed a short test run on diesel fuel ignited by compression ignition. Mr. Badgley was directly involved with Global Aircraft in Starkville, Mississippi in training its personnel on the assembly and testing of the engine and he also assisted in the design of several important modifications.

Also on June 21, 1999, we announced that the 250 horsepower engine design for aircraft operation was completed using our new "winged rotor" concept that greatly enhanced internal sealing and eliminates numerous separate components.

The proposal for a Phase II program for $600,000 to design, fabricate and test a 250 horsepower Rand Cam (TM) engine was completed and submitted to NASA for their approval for funding. The approval for funding was subsequently unsuccessful.

Motor  Scooter  Project

The motor scooter project was successfully tested by Paul LaMarche, our engineer in Detroit, Michigan. Additional testing this year is proposed to prove the concept to potential interested customers.

The RC\DC Scooter Engine was successfully test fired on the new ignition system which was designed by our engineering team. The system fired in all chambers on both sides. The positive aspect of this test is that the ignition system is capable of operating at the demanding rate of the sixteen combustions per revolution versus the eight combustions for two revolutions on the existing piston engine used today.

The RC\DC Scooter engine will be a light weight, smooth and quiet running motor and very inexpensive to maintain and manufacture. Also, the RC\DC Scooter Engine prototype required equipment has been fabricated and acquired. The RC\DC Scooter Engine will weigh approximately 15-20 pounds and generate 20 HP. We have received inquiries from manufacturers regarding the possibility of including the Motor Scooter Engine in lightweight and inexpensive vehicles. There is no assurance, however, that we will enter into an agreement with anyone to manufacture the Motor Scooter engine.

Compressor

We contracted Coltec, Inc., a Columbus, Indiana engineering firm, to fabricate the Rand Cam (TM) air conditioning compressor for buses. The testing is to be conducted by Trans/Air Manufacturing Corporation, one of the largest manufacturers of air conditioning units for buses, which has agreed to jointly develop and manufacture the working model compressor. The prototype compressor was delivered to Trans/Air in January 2001 and is presently awaiting testing in a bus.

A special 3.2 SCFM air compressor has been designed for a large fuel cell customer. The customer has reviewed the design and his comments including type of drive motor, inlet and outlet piping arrangements and mounting considerations were incorporated and final drawings were prepared. This compressor is of virtually all plastic construction.

On June 28, 2001 we announced that the air pump for the fuel cell had been assembled and testing had commenced. The air pump was designed for the 1 KW fuel cell and is to be further tested by a potential customer at its facilities. Reg Technologies, Inc. also has agreed to build a Rand Cam compressor for several applications in the air, hydrogen and natural gas compressor requirements for fuel cell applications.

Air  Pump

On September 21, 2000 we announced that Paul LaMarche, a director and Vice President of Engineering, completed a series of feasibility tests on the Rand Cam air pump for the Lumbar seat application in automobiles. The Rand Cam air pump was tested without lubrication and filled the lumbar chamber in less than four (4) seconds, which is less than required by the specifications, at only 6,600 rpm. Production costs and manufacturing techniques are now underway and complete tests for the air pump are to be certified with an independent testing lab on behalf of a designated licensee initiating certification for a series of pre committed automotive customers for the lumbar seat actuators.

On January 11, 2001, we announced that American Components, a division of EPI, on the Rand Cam Air Pump, completed successful test results. The Pumps were installed on the American Component test stand and checked for continuous air pressure and volumetric outputs in comparison to the Mexican-built air pumps used for the Lumbar seat support systems. These tests delivered air pressure of
3.5 PSI and air volumes of 13.2 Cu. Ft. per minute, which exceeded the required specifications.

The licensing negations with Moldrite are still ongoing. As at the date of this 10-KSB, as soon as we can provide Moldrite with a further prototype, they will perform an economic cost analysis to determine the cost of production.

Oil  Pump  Project

In 1997, Ford Motor Company approved a budget for developing a program to test and build a Rand Cam oil pump prototype for their new automotive transmission. On December 1, 1999, we announced that testing of the first Rand Cam (TM) oil pump was completed. The major American automobile manufacturer notified us that the approved evaluation of the production intent design will be run in the first or second month of the year 2000. We are still awaiting approval from the automobile manufacturer regarding this project.

The major advantages of the Rand Cam design are the small size, ability to have multiple pressures in one pump and being able to turn off one half of the pump when a predetermined RPM has been achieved to save on fuel consumption.

Hydraulic  Pump

A special 2.5 GPM pump has been designed and fabricated for use in a hydrostatic transmission for the lawn and garden market. The pump includes an integrated 12 Volt drive motor. This pump incorporates the same new technologies used in the air conditioning compressor including the winged rotor and multi-piece vanes. The pump is designed for very low cost and is of all plastic construction. Production pricing has been obtained and we are very competitive according to our customer. This specific application for which this pump was designed has been temporarily put on hold.

Residential  Cold  Turbine  Generator

On July 12, 2001, we announced that Patrick Badgley, a director and Vice President, has completed a proposal to build a residential Cold Turbine Rand Cam(TM) generator. The self-contained residential power plant will be capable of providing 100% of the power needs of a modern luxury residence and would run on natural gas, propane or diesel fuel. The 25kW Rand Cam(TM) power plant would run at 3600 rpm, be extremely quiet, only 18 inches in overall diameter and would weigh 110 lbs. We are currently negotiating with potential joint venture partners to finance this project

Hydrogen  Separator

We purchased the rights to the H2O Hydrogen Separator Technology consisting of a hydrogen separator based, which is a unique system for extracting hydrogen from water. We own a 50% interest in the U.S. rights and Reg Technologies, Inc. owns 50% of the worldwide rights excluding the U.S. to the Hydrogen Separator Technology.

In consideration for a 50% interest for the rights to the Hydrogen Separator Technology Reg Technologies, Inc. ("Reg") agrees that we shall apply for a patent in the U.S. for the Hydrogen Separator Technology at Reg's expense; and Reg agrees to build a prototype of the Hydrogen Separator Technology as designed by GHM, Inc.

We also have an option to purchase an additional 50% interest in the Hydrogen Separator Technology for US$15,000,000 for a combination of cash and shares and will assign a 5% net revenue interest to GHM, Inc. Reg has commenced construction of a prototype and will conduct a preliminary in-house test to confirm that the Hydrogen Separator Technology can economically convert water into hydrogen and oxygen.

Progress  Report  from  May  1,  2000  to  April  30,  2001

A series of feasibility tests by Paul LaMarche on the Rand Cam air pump for the Lumbar seat application in automobiles was completed and announced in September, 2000. The Rand Cam air pump was tested without lubrication and filled the lumbar chamber in less than four (4) seconds which is less than required by the specifications at only 6,600 rpm. Production costs and manufacturing techniques are now underway and complete tests for the air pump are to be certified with an independent testing lab on behalf of a designated licensee initiating certification for a series of pre committed automotive customers for the lumbar seat actuators.

The Rand Cam Canadian Patent No. 2,208,873 has been issued. The term of this patent is for 20 years from the date of application on December 12, 1995 (see
Item 1. "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, Labor Contracts, Including Duration").

We entered into a 5-year license agreement with Coltec, Inc. wherein the Company and Coltec have jointly agreed to participate in government sponsored research and development programs utilizing our proprietary Rand Cam(TM) technology.

Our parent company, Reg Technologies, Inc. entered into an agreement with GHM, Inc., a private company located in Maryland, to jointly purchase the rights to the H2O Hydrogen Separator Technology consisting of a hydrogen separator based on a unique system for extracting hydrogen from water. We will own a 50% interest to the U.S. rights and Reg Technologies, Inc. will own a 50% interest in the worldwide rights excluding the U.S. to the H20 Hydrogen Separator Technology.

The patent for the European Axial Vane Rotary device and sealing system have been granted on January 10th, 2001 under number 0746071. The Rand Cam(TM) technology relates to rotary devices of the axial vane type. This new Rand Cam(TM) design is vastly improved over the existing Rand Cam(TM) Engine as it eliminates the transfer problems between the rotor and stator and no spark plug is required after start-up. The design incorporates eight or more vanes resulting in sixteen power impulses per revolution versus the original Rand Cam(TM) Engine Patent that only incorporated two vanes resulting in four power impulses.

We announced on April 18, 2001 that Robert Walter has been appointed Vice President of the "Generation of Hydrogen" patent application project, which was recently acquired by us and Reg Technologies from the inventor, Dr. George Magaha.

On June 28, 2001 we reported that the air pump for the fuel cell has been assembled and testing has commenced. The air pump was designed for the 1KW fuel cell and is to be further tested by a potential customer at their facilities. Reg Technologies, Inc. also has agreed to build a Rand Cam(TM) compressor for several applications in the air, hydrogen and natural gas compressor requirements for fuel cell applications

MARKETING

We intend to pursue the development of the RC/DC Engine and the air pump, compressor and other products by entering into licensing and/or joint venture arrangements with other larger companies, which have the financial resources to maximize the potential of the technology. At the present time no such licensing or joint venture arrangements have been concluded and there is no assurance that any will be in the foreseeable future. We have no current plans to become actively involved in either manufacturing or marketing any engine or other product which it may ultimately develop to the point of becoming a commercial product.

Our current objective is to complete and test the various compressor, pump and diesel engine prototypes. Based on the successful testing, the prototypes will be used for presentation purposes to potential license and joint venture partners. We are currently making presentations to the U.S. military which could result in additional government funding if the diesel engine prototype meets with its approval.

We expect revenue from license agreements with the potential end users based on the success of the design of from the compressor, pump, Cold Turbine Engine and diesel engine prototypes. Based on of successful testing of the Rand Cam prototypes, we expect to have joint venture or license agreements finalized, which would result in royalties to us. However, there is no assurance that the tests will be successful or that we will ever receive any such royalties.

The  following  marketing  activities  are  all  currently  underway:

AIR CONDITIONING COMPRESSOR - An agreement with Trans Air Manufacturers has been completed to use the Rand Cam(TM) compressor in air conditioning units in bus applications. We have delivered a compressor prototype for testing.

AIR PUMP - A prototype air pump for a Fuel Cell Application has been completed and will be delivered to the Fuel Cell manufacturer for testing soon. Other Fuel Cell manufacturers have expressed keen interest in our technology and we are currently developing special designs for each of these potential customers.

COLD TURBINE - Four designs have been completed with ratings of 750 kW, 300 kW, 75 kW and 25 kW output. We are working to identify interested partners to assist in the development of this new product. The key to the Cold Turbine is the Compressor Design incorporating the Winged Rotor and Multi-Piece Vanes. The marketing effort for this product is equally split between the Government and private sectors.

DIESEL ENGINE - Efforts are underway to obtain funding for modifications of the existing Diesel engine to incorporate the latest winged rotor technology and incorporate extensive thermal barrier coatings. Also several new aircraft engine designs have been completed for aircraft applications ranging from 1 to over 400 horsepower for interested potential customers. Negotiations for contracts with these customers are currently underway.

COMPETITION

We currently face and will continue to face competition in the future from established companies engaged in the business of developing, manufacturing and marketing engines and other products. While not a highly competitive business in terms of numbers of competitors, the business of developing engines of a new design and attempting to either license or produce them is nonetheless difficult because most existing engine producers are large, well financed companies which are very concerned about maintaining their market position. Such competitors are already well established in the market and have substantially greater resources than us. Internal combustion engines are produced by automobile manufacturers, marine engine manufacturers, heavy equipment manufacturers and specialty aircraft and industrial engine manufacturers. We expect that our engine would be used mainly in industrial and marine applications.

Except for the Wankel rotary engine built by Mazda of Japan, no competitor, that we are aware of, presently produces in a commercial quantity any rotary engine similar to the engines we are developing. The Wankel rotary engine is similar only in that it is a rotary engine rather than a reciprocating piston engine. Without substantially greater financial resources than is currently available to us, however, it is very possible that it may not be able to adequately compete in the engine business. One competitor, Rotary Power International, is presently producing the first production SCORE rotary (Wankel type) engines. Our RC\DC Engine is more fuel efficient, smaller, quieter, costs less to produce and will have fewer exhaust emissions.

We believe that if and when our engine is completely developed, in order to be successful in meeting or overcoming competition which currently exists or may develop in the future, our engine will need to offer superior performance and/or cost advantages over existing engines used in various applications.

RAW  MATERIALS  AND  PRINCIPAL  SUPPLIERS

Since we are not in production and there are no plans at this time for us to enter the actual engine manufacturing business, raw materials are not of present concern. At this time, however, there does not appear to be any foreseeable problem with obtaining any materials or components, which may be required in the manufacture of its potential products.

PATENTS, TRADEMARKS, LICENCES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION

Patents

U.S. patent No. 5,429,084 was granted on July 4, 1995, to the inventor, Brian Cherry, Patrick Badgley and four other individuals for various improvements incorporated in the RC/DC Engine. The patent has been assigned to us. U.S. Patent 4,401,070 for the Original Engine was issued on August 30, 1983, to James McCann and RAND holds the marketing rights.

The RC/DC Engine is composed basically of a disk shaped rotor with drive shaft, which turns, and the housing or stator, which remains stationary. The rotor has two or more vanes that are mounted perpendicular to the direction of rotation and slide back and forth through it. As the rotor turns, the ends of the vanes ride along the insides of the stator housing which have wave-like depressions, causing the vanes to slide back and forth. In the process of turning and sliding, combustion chambers are formed between the rotor, stator walls and vanes where the fuel/air mixture is injected, compressed, burned and exhausted.

Two additional patents have been issued for improvements to the engine including: U.S. Patents 5,509,793 "Rotary Device with Slidable Vane Supports) issued April 24, 1996 and 5,551,853 "Axial Vane Rotary Device and Sealing System Therefor) issued September 3, 1996. Additional patent applications are presently in process for the Winged Rotor, Multi-Piece Vanes and Cold Turbine.

Royalty  Payments

The August 1992 Agreement calls for us to pay RAND semi-annually a royalty of 5% of any net profits to be derived by us from revenues received as a result of its license of the Original Engine. The August 1992 Agreement also calls for us to pay Brian Cherry a royalty of 1% semi-annually any net profits derived by us from revenue received as a result of our licensing the Original Engine.

Other provisions of the April 1993 Agreement call for is (a) to pay to RAND a continuing royalty of 5% of the net profits derived from the Technology by us and (b) to pay to Brian Cherry a continuing royalty of 1% of the net profits derived by us from the Technology.

Pursuant to the letter of understanding dated December 13, 1993, among us, RAND, Reg Tech and WVURC, WVURC will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology relating to the Original Engine and the RC/DC Engine.

No  royalties  are  to  be  paid  to  Alliant  or  Adiabatics,  Inc.

Pursuant to our agreement with Weston, we agreed to pay to Weston 8.5% of net sales derived from the AVFS together with a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly.

RISK  FACTORS

You should carefully consider the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in us or to maintain or increase your investment.

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations, or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Developmental Stage Company. We were incorporated on July 27, 1992. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $216,509. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Ability to develop product. We have no assurance at this time that a commercially feasible design will ever be perfected, or if it is, that it will become profitable. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The RC/DC Engine which we are developing must be technologically superior or at least equal to other engines that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or potential licensees will be able to achieve and maintain end user acceptance of our engine.

Negative Shareholders' Equity. We have a negative shareholders equity as of the date of this 10-KSB. Our ability to continue as a going business will be dependent upon our ability to raise additional capital and/or generate revenues from operations.

Need for Additional Capital. We rely on our ability to raise capital through the sale of our securities. Our the ultimate success will depend upon our ability to raise additional capital or to have other par-ties bear a portion of the required costs to further develop or exploit the potential market for our products. REG Tech and REGI have agreed to provide the necessary funds for the development of the RC/DC Diesel Engine prototypes and our other operations until joint venture or license agreements can be completed.

Dependence on Consultants and Outside Manufacturing Facilities. Since our present plans do not provide for a significant technical staff or the establishment of manufacturing facilities, we will be primarily dependent on others to perform these functions and to pro-vide the requisite expertise and quality control. There is no assurance that such persons or institutions will be available when needed at af-fordable prices. It will likely cost more to have independent companies do research and manufacturing than for us to handle these re-sources.

Product/Market Acceptance. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The RC/DC Engine and the AVFCS which we are developing must be technologically superior or at least equal to other engines which our competitors offer and must have a competitive price/performance ratio to adequately penetrate our potential markets. A number of rotary engines have been designed over the past 70 years but only one, the Wankel, has been able to achieve mechanical practicality and any significant market acceptance. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or our potential licensees will be able to achieve and maintain end user acceptance of our engine or the AFVCS.

No Formal Market Survey. We have not conducted a formal market survey but statistics available on the aircraft, marine and industrial markets alone indicate an annual market potential of more than one hundred million dollars.

Competition. While not a highly competitive business in terms of numbers of competitors, the business of developing engines of a new design and attempting to either license or produce them is nonetheless difficult be-cause most existing engine producers are large, well financed companies which are very concerned about maintaining their market position. There is no assurance that we will be successful in meeting or over-coming our current or future competition.

Protection of Intellectual Property. Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property. The success of our business depends on our ability to patent our engine. Currently, we have been granted several U.S. Patents. We cannot provide assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

History of Losses. We have a history of operating losses, and an accumulated deficit, as of April 30, 2001, of $5,151,588. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

Our future revenues and profitability are unpredictable. We are currently have no signed contracts that will produce revenue and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

Rapid Technological Changes could Adversely Affect Our Business. The market for our engines is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Accordingly, if we are unable to adapt to rapidly changing technologies and to adapt our product to evolving industry standards, our business will be adversely affected.

Management and Conflicts of Interest. Our present officers and directors have other unrelated full-time positions or part-time employment. Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only. Our management may devote time to other companies or projects which may compete directly or indirectly with us.

Control by Current Insiders. 5,266,550 common shares, not including currently exercisable options or warrants, are owned by current insiders representing control of approximately 51.5% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

Need for Additional Key Personnel. At the present, we employ no full time employees. Our success will depend, in part, upon the ability to attract and retain qualified employees. We believe that we will be able to attract competent employees, but no assurance can be given that we will be successful in this regard. If we are unable to engage and retain the necessary personnel, our business would be materially and adversely affected.

Indemnification of Officers and Directors for Securities Liabilities. Our Bylaws provide that we may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Oregon Business Corporation Act. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. This could result in substantial expenditures by us and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by us as a result of their actions. Further, we have been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as ex-pressed in the 1933 Act and is therefore, unenforceable.

General Factors. Our areas of business may be affected from time to time by such matters as changes in general economic conditions, changes in laws and regulations, taxes, tax laws, prices and costs, and other factors of a general nature which may have an adverse effect on our business.

Limited Public Market for the Common Stock. At present, only a limited public market exists for the Common Stock on the over-the-counter bulletin board maintained by the National Association of Securities Dealers and there is no assurance that a more active trading market will develop, or, if developed, that it will be sustained.

Estimates and Financial Statements. The information in this Form 10-KSB consists of and relies upon evaluation and estimates made by management. Even though management believes in good faith that such estimates are reasonable, based upon market studies and data provided by sources knowledgeable in the field, there can be no assurance that such estimates will ultimately be found to be accurate or even based upon ac-curate evaluations.

No Foreseeable Dividends. We have not paid dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Possible Volatility of Securities Prices. The market price for our Common Stock traded on the over-the-counter bulletin board has been highly volatile since it began trading and will likely to continue to behave in this manner in the future. Factors such as our operating results and other announcements regarding our development work and business operations may have a significant impact on the market price of our securities. Additionally, market prices for securities of many smaller companies have experienced wide fluctuations not necessarily related to the operating performance of the companies themselves.

GOVERNMENT  REGULATIONS

Our engine products including the spark ignited engine, Diesel engine and Cold Turbine engine will be subject to various exhaust emissions standards depending upon the application and the country in which it is produced and/or sold. As each product becomes ready for sale, it will be necessary to have the engine certified according to the standards in effort at that time.

DEPENDENCE  ON  CERTAIN  CUSTOMERS

Although we have no key customers at the present time, we expect that if our development work is successful, we will likely become dependent, at least initially, upon one or very few key customers. Such dependence could prove to be risky in the event that one or more such potential customers were to be lost and not replaced.

RESEARCH  AND  DEVELOPMENT

The basic research and development work on the RC/DC Engine and other products is being coordinated and funded by Reg Tech and funded as to 50%.

We plan to contract with outside individuals, institutions and companies to perform most of the additional research and development work which we may require to benefit from our rights to the RC/DC Engine and other products.

Development work on the air conditioning compressors is being completed by Coltec Industries an engineering firm in Columbus, Indiana under contract with us.

During the last two fiscal years, we spent $856,000 on research and development.

COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

At the present time there is no direct financial or competitive effect upon our business as a result of any need to comply with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

NUMBER  OF  TOTAL  EMPLOYEES  AND  NUMBER  OF  FULL-TIME  EMPLOYEES

We currently have two full-time contractors directly involved in technical development work on the RC/DC Engine. We expect to hire additional employees for those positions which we deem necessary to fill, as needs arise. Most additional employees are expected to be in technical and licensing/marketing positions.

ITEM  2.   DESCRIPTION  OF  PROPERTY

We own no properties. We currently utilizes office space leased by Reg Tech in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver. The monthly rent for our portion of this office space is $500.00. The present facilities are believed to be adequate for meeting our needs for the immediate future. However we expect that we will likely acquire separate space when the level of business activity requires us to do so. We do not anticipate that we will have any difficulty in obtaining such additional space at favorable rates. There are no current plans to purchase or lease any properties in the near future. Mr. Badgley, a director and Vice President, works out of an office in his home in Columbus, Indiana. From this office, Mr. Badgley oversees and controls development and testing of the engine and other prototypes. Mr. Badgley has also used the facilities of Coltec Industries which was under contract to design and build the compressor prototype.

ITEM  3.   LEGAL  PROCEEDINGS

We are not a party to any legal proceedings or litigation, nor are we aware that any litigation is presently being threatened or contemplated against us or any officer, director or affiliate.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There was no matter submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2001, through the solicitation of proxies or otherwise.

PART  II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "RGUS" where it has been traded since September 21, 1994. The Common Stock has traded between $0.25 and $6.75 per share since that date.

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                     Bid  Price          Asked  Price
                                   High  $    Low $    High $    Low $
Quarter Ended July 31, 1999         0.6870    0.6628  0.84879   0.8392
Quarter Ended October 31, 1999       0.644    0.6318   0.7583  0.74365
Quarter Ended January 31, 2000    0.621845  0.596685  0.72569  0.69246
Quarter Ended April 30, 2000       0.99776   0.91778   1.1553  1.06256
Quarter Ended July 31, 2000         .78125      .375   .96875       .5
Quarter Ended October 31, 2000      .53125       .25    .5625    .3125
Quarter Ended January 31, 2001        1.25      .375  1.28125       .5
Quarter Ended April 30, 2001        .53125        .3   .65625     .375
Quarter Ended July 31, 2001            .36       .25       .4      .26

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of July 31, 2001, there were 10,221,735 shares of Common Stock outstanding, held by 221 shareholders of record.

DIVIDEND  POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on our Common Stock in the foreseeable future.
Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. See Note 6(d) to our audited financial statements for the fiscal year ended April 30, 2001 for more information on recent sales of unregistered securities.

ITEM  6:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the "RC/DC Engine").

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totaling $5,151,588 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our working capital deficit is $618,000. Our only assets are our intangible assets, being patents and intellectual property rights, totaling $82,000 which represents 97% of total assets. These factors raise doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

During the year, we raised a further $72,000, pursuant to a private placement of 232,000 units at $0.30 per unit. These units have not been issued. Each unit will contain one share and one warrant to acquire one additional share at $0.40 per share if exercised in year one after receipt of funds. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. We may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 830,767 shares at $0.50 per share may be exercised to net $415,384 and options with respect to 1,485,000 shares at prices between $0.40 and $1.50 per share may be exercised to net $915,000.

Results of operations for the year ended April 30, 2001 ("2001") compared to the year ended April 30, 2000 ("2000")

There  were  no  revenues  from  product  licensing  during  2001  and  2000.

The net loss in 2001 increased by $396,000 to $809,000 compared to $413,000 in 2000. The increase was due to a $350,000 increase in research and development expenses and an increase of $45,000 in administrative expenses. The increase in administrative expenses was due to an increase of the investor relations budget. The increase in investor relations activities was due to $122,000 in consulting agreements with Rand. All other administrative expenses were kept to a minimum amount of $30,000 from $84,000 in 2000. Professional fees made up $21,000 of the administrative expenses in 2001 as compared to $25,000 in 2000 which includes accounting, auditing and legal; we continue to use an in house consultant to perform the majority of legal work. The increase of $350,000 in research and development was attributed to a write-off of $309,000 of our AVFS rights and prototype design and construction contracts for outside contractors was increased to $100,000 from $55,000. The majority of prototype construction and testing costs continues to be borne by potential licensees and manufacturers. We pay two in house consultants for technical prototype design consulting amounting to $97,000 which was mainly conducted by Paul LaMarche and Patrick Badgley, Vice President of Research and Development. See above progress reports for research and development activity conducted during the year.

LIQUIDITY  AND  CAPITAL  RESOURCES

During 2001, we financed our operations mainly through subscription proceeds of $72,000 towards a private placement of units at $0.30 per unit. We also received $2,000 from warrants exercised.

We received funding in 2001 from our affiliated companies (common directors) and our 51.44% shareholder, Rand Energy Group, Inc. and our 51% shareholder Reg Technologies Inc. These companies advanced, or paid expenses on behalf of, $530,000 during 2001 of which $286,000 was repaid in 2001. These amounts owing are now $372,000 or 60% of total current liabilities, are unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

The loss for the year of $809,000 included $353,000 of non-cash items being $25,000 for amortization of capital and intangible assets and $19,000 for stock based compensation, and $309,000 for the write-off of intangible assets.

As at April 30, 2001, we had a cash deficiency of $1,000 and other current liabilities of $245,000. We receive interim support from our ultimate parent company ($33,000 subsequent to April 30, 2001) and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a controlling shareholder (REGI). REGI owns 5,247,900 shares and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

ITEM  7.   FINANCIAL  STATEMENTS

Our consolidated financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors  and  Executive  Officers  of  the  Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name               Age  Position

John G. Robertson   60  Director, Chairman of the Board of Directors,
                        President and Chief Executive Officer
Jennifer Lorette    29  Director, Vice-President and Chief Financial Officer
James Vandeberg     58  Director and Chief Operating Officer
Patrick Badgley     57  Vice-President, Research and Development


BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Mr. Robertson has held his position since our formation in July, 1992. All officers currently devote part-time services to our operation.

There are no family relationships between any director or executive officer and any other director or executive officer.

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

John G. Robertson - Chairman of the Board of Directors, President, Chief Executive Officer

Mr. Robertson has been our Chairman, President and Chief Executive Officer since our formation. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the Canadian Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the Rand Cam (TM) technology and Rand Energy Group, Inc. owns the worldwide rights exclusive of the U.S. Mr. Robertson is President, Principal Executive Officer and a member of the Board of Directors of IAS Communications, Inc., an Oregon corporation traded on the OTC bulletin board, which is developing a new type of antenna system. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board, and its predecessor. He is also the President and Founder of Teryl Resources Corp., a public company trading on the Canadian Venture Exchange involved in gold, diamond, and oil and gas exploration. He is also President of LinuxWizardry Systems, Inc., a public company trading on the OTC Bulletin Board. Linux Wizardry's Apprentice Router allows small businesses to establish and manage network connections without the need of a Network specialist. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

Jennifer  Lorette  -  Vice  President  and  Chief  Financial  Officer

Ms. Lorette became a member of the board of directors in January 2001. She has been our Vice President since June 1994, and was also previously Chief Financial Officer. Since April 1994 she has also been Vice President of Administration and Secretary for Reg Technologies, Inc., a British Columbia corporation listed on the Canadian Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since February 1995 Ms. Lorette has been Secretary/Treasurer and a director of IAS Communications Inc., an Oregon corporation traded on the OTC bulletin board. Since June 1997 Ms. Lorette has been Executive Vice President and a Director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board, and its predecessor. Since June 1994 Ms. Lorette has also been Vice President and Secretary of LinuxWixardry Stystems, Inc. Since November 1997 Ms. Lorette has been Vice President of Teryl Resources Corp., a public company trading on the Canadian Venture Exchange involved in gold, diamond, and oil and gas explorationShe also became a director in February 2001.

James L. Vandeberg - Chief Operating Officer and a Member of the Board of Directors

Mr.  Vandeberg  became  a Director and Chief Operating Officer in November 1999.
Mr. Vandeberg is a partner in the Seattle, Washington law firm of Vandeberg Johnson & Gandara. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and is a director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board. He is also a director of IAS Communications, Inc. an Oregon corporation traded on the OTC bulletin board since November 1998. Mr. Vandeberg is also a director of Cyber Merchants Exchange, Inc. since May 2001. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

Patrick  R.  Badgley  -  Vice  President,  Research  and  Development

Mr. Badgley was appointed our Vice President, Research and Development in February 1994. He is directing and participating in the technical development of the Rand Cam compressor, gasoline engine and diesel engine. Since July 1993 Mr. Badgley has been a Director of Reg Technologies Inc., a British Columbia corporation listed on the Canadian Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Between 1986 and 1994, Mr. Badgley was the Director of Research and Development at Adiabatics, Inc., in Columbus, Indiana, where he directly oversaw several government and privately sponsored research programs involving engines. He was the Program Manager for the Gas Research Institute project for emissions reduction of two-stoke cycle natural gas engines. He was also Program Manger for several coal fuel diesel engine programs for the Department of Energy and for uncooled engine programs for a Wankel engine for NASA and for a piston type diesel engine for the U.S. Army. Mr. Badgley's work has covered all phases of research, design, development and manufacturing, from research on ultra-high speed solenoids and fuel sprays, to new product conceptualization and production implementation of fuel pumps and fuel injectors. Mr. Badgley received his Bachelor of Science degree in Mechanical Engineering from Ohio State University. Since February 1995 Mr. Badgley has been a director and officer of IAS Communications Inc., an Oregon corporation traded on the OTC bulletin board.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, other than Messrs. Badgley and Vandeberg, who furnished us with no Forms during the year, none of our officers, directors or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM  10.  EXECUTIVE  COMPENSATION

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson received no compensation from us in fiscal year 2001, and received options to purchase 700,000 shares of our common stock which replaced the 300,000 options which expired in January 2001. No options were granted in 2000 or 1999.

                                       Annual Compensation                              Long-Term Compensation
                             ----------------------------------------  -------------------------------------------------------
                                                                                     Awards                Payouts
                                                                       -------------------------------------------------------
                                                                                          Securities
Name and Principal                                                                          Under-
Position            Year                                Other Annual   Restricted Stock      lying     LTIP (2)    All Other
                             Salary          Bonus      Compensation       Award(s)        Options/     Payout   Compensation
                               ($)            ($)            ($)              (#)          SARs (#)      ($)          ($)
------------------  ----  -------------  -------------  -------------  -----------------  -----------  --------  -------------
John G. Robertson,  2001  Nil            Nil               36,000 (3)  Nil                 700,000(4)  Nil       Nil
President and CEO.  2000  Nil            Nil               36,000 (3)  Nil                Nil          Nil       Nil
                    1999  Nil            Nil               36,000 (3)  Nil                Nil          Nil       Nil

(1)     "SARS"  or "stock appreciation right" means a right granted by US, as compensation for services rendered, to receive a payment  of cash  or an issue or transfer of securities based wholly or in part on changes in the trading price of our publicly  traded  securities.

(2)     "LTIP"  or  "long  term  incentive plan" means any plan which provides compensation intended to serve as incentive for performance  to  occur over a period longer than one financial year, but does not include option or stock appreciation right  plans  or  plans  for  compensation  through  restricted  shares  or  restricted  share  units.

(3)     Access  Information  Services,  Inc.,  a  Washington corporation which is owned and controlled by the Robertson Family
        Trust,  received  or is to receive $2,500 per month from us for management services provided to us and rent in the sum of  $6,000  per  annum.  Mr.  Robertson  is  a  trustee  of  the  Robertson  Family  Trust.

(4)     These  options  were  granted  on  March  15,  2001  exercisable at a price of US$0.40 per share until March 15, 2006.


On March 31, 1994, we entered into a management agreement with Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust. We retained Access at the rate of $2,500 per month to provide certain management, administrative, and financial services.

We may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering our Officers and Directors. At the present time, no such plans exist. No advances have been made or are contemplated by us to any of our Officers or Directors. Directors receive no compensation for their service as such. Compensation of officers and directors is determined by our Board of Directors and is not subject to shareholder approval.

The following table sets forth certain information with respect to options exercised during the fiscal year ended April 30, 2001 by our Chief Executive Officer, and with respect to unexercised options held by our Chief Executive Officer at the end of fiscal 2001.

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND YEAR END OPTION VALUES

                                                           Number of          Value of
                                                          Unexercised       Unexercised
                                                          Options at    Options at Year End
                                                           Years End            (1)

                   Shares Acquired                       Exercisable /     Exercisable /
Name               On Exercise (#)   Value realized ($)  Unexercisable     Unexercisable
-----------------  ----------------  ------------------  -------------  --------------------
John G. Robertson               -0-                 -0-        700,000                  -0-
-----------------  ----------------  ------------------  -------------  --------------------

(1)  The  calculation of the value of unexercised options is based on the difference between the  last  sale  price  of  $0.40  per share for our Common Stock on April 30, 2001, and the exercise  price  of  each  option ($0.40), multiplied by the number of shares covered by the option.

We  do  not  have  any  Long  Term  Incentive  Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of July 31, 2001, our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name                                          Class A Shares Owned   Percentage of
                                                                    Class A Shares
                                                                         Owned
John G. Robertson, Chairman of the Board
of Directors, President and Director (1) (2)             5,966,050           58.37%
The Watchtower Society (3)                               5,257,900           51.44%
James McCann (4)                                         5,257,900           51.44%
Rand Energy Group Inc. (5)                               5,257,900           51.44%
Jennifer Lorette, Vice President  and
Director (6)                                                85,500               *
James Vandeberg, Chief Operating Officer
and Director                                                75,000               *
Patrick Badgley, Vice President, Research
and Development and Director
                                                            75,000               *
ALL EXECUTIVE OFFICERS &
DIRECTORS AS A GROUP (FOUR
 INDIVIDUALS) (7)                                        6,201,550           60.67%


Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

*Less than one percent of the issued and outstanding on July 31, 2001 which was 10,221,735

(1) These individuals may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 5,257,900 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 700,000 options that are currently exercisable. Mr. Robertson's address is the same as the Company's.

(3) Includes 5,257,900 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(4) Includes 5,257,900 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(5)  Rand  Energy  Group  Inc.  is owned 51% by Reg Technologies Inc. and 49% by
Rand Cam Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Technologies Inc. and Rand Cam Engine Corp. could be considered the beneficial owner of the 5,257,900 shares registered in the name of Rand Energy Group Inc.

Reg Technologies Inc. is a British Columbia corporation listed on the Canadian Venture Exchange that has financed the research on the Rand Cam Engine since 1986. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd.

Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 5,257,900 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

Rand Cam Engine Corp. is a privately held company whose stock is reportedly owned 50% by The Watchtower Society, a religious organization, 34% by James McCann and the balance by several other shareholders. Mr. McCann has indicated that he donated the shares held by The Watchtower Society to that organization but has retained a voting proxy for those shares. Accordingly, in Notes (3) and
(4) above, beneficial ownership of the 5,257,900 shares registered in the name of Rand Energy Group Inc. has been attributed to The Watchtower Society and Mr. McCann. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

(6) Includes 85,000 options that are currently exercisable. Ms. Lorette's address is the same as the Company's.

(7) Includes 5,257,900 shares registered in the name of Rand Energy Group Inc. whose beneficial ownership is attributed to Mr. Robertson as set forth in Note
(2) above. See Note (5) above for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 935,000 options that are currently exercisable.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Pursuant to the August 1992 Agreement we issued 5,700,000 shares of our Common Stock at a deemed value of $0.01 per share to Rand Energy Group Inc., a privately held British Columbia corporation ("RAND") in exchange for certain valuable rights, technology, information, and other tangible and intangible assets relating to the United States rights to the Original Engine. RAND is owned 51% by Reg Technologies Inc., a British Columbia corporation listed on the Canadian Venture Exchange ("Reg Tech"), and 49% by Rand Cam Engine Corp. Reg
Tech's President is also our President and its Vice President is also Vice President of the Company.

We also agreed to pay semi-annually to RAND a royalty of 5% of any net profits to be derived by us from revenues received as a result of its license of the Original Engine.

In the April 1993 Agreement, an amendment to a previous Amendment Agreement dated November 23, 1992, between RAND, Reg Tech and Brian Cherry (a former officer and director) and an original agreement dated July 30, 1992, between RAND, Reg Tech and Brian Cherry, Cherry agreed to: (a) sell, transfer and assign to RAND all his right, title and interest in and to the technology related to the RC/DC Engine, including all pending and future patent applications in respect of the Technology for all countries except the United States of America, together with any improvements, changes or other variations to the Technology;
(b) sell, transfer and assign to us (then called Sky Technologies Inc.), all his right, title and interest in and to the Technology, including all pending and future patent applications in respect of the Technology for the United States of America, together with any improvements, changes or other variations to the Technology.

Other provisions of the April 1993 Agreement call for us (a) to pay to RAND a continuing royalty of 5% of the net profits derived from the Technology by us and (b) to pay to Brian Cherry a continuing royalty of 1% of the net profits derived from the Technology by us.

A final provision of the April 1993 Agreement assigns and transfers ownership to us of any patents, inventions, copyrights, know-how, technical data, and related types of intellectual property conceived, developed or created by RAND or its associated companies either prior to or subsequent to the date of the agreement, which results or derives from the direct or indirect use of the Original Engine and/or RC/DC Engine technologies by RAND.

The terms of the agreements referenced above were negotiated by the parties in non-arm's-length transactions but were deemed by the parties involved to be fair and equitable under the circumstances existing at the time.

We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("RAND"), which, in turn, is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech") and 49% by Rand Cam Engine Corp. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Rand Cam Engine Corp. is a privately held company whose stock is reportedly owned 50% by The Watchtower Society, a religious organization, 34% by James McCann and the balance by several other shareholders. Mr. McCann has indicated that he donated the shares held by The Watchtower Society to that organization but has retained a voting proxy for those shares.


ITEM  13(a).  EXHIBITS.

Number          Description
------------------------------------------------------------------------------
3.1     Articles of Incorporation . . . . . . . . . . . . . . . . . .     (1)
3.2     Article of Amendment changing name to  REGI U.S., Inc.. . . .     (2)
3.3     By-Laws . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1)
4.1     Specimen Share Certificate. . . . . . . . . . . . . . . . . .     (1)
4.2     Specimen Warrant Certificate. . . . . . . . . . . . . . . . .     (1)
10.1    Consulting Agreement, dated December 1, 1999, between
        Regi U.S., Inc. and Patrick Badgley . . . . . . . . . . . . .     (3)
10.2    Special Service Proposal, dated December 21, 1999, between
        Regi U.S. and ColTec, Inc . . . . . . . . . . . . . . . . . .     (3)
10.3    Agreement between Coltec and REGI dated October 2000. . . . .
23.1    Consent of Independent Auditors . . . . . . . . . . . . . . .

(1) Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)  Incorporated  by  reference from 10-Q Report for the quarter ended 7-30-94.
(3) Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.

Independent Auditor's Report. . . . . .  F-1
Balance Sheets. . . . . . . . . . . . .  F-2
Statements of Operations. . . . . . . .  F-3
Statements of Cash Flows. . . . . . . .  F-4
Statement of Stockholders' Equity . . .  F-5
Notes to the Financial Statements . . .  F-7 to F-11

ITEM  13(b).  REPORTS  ON  FORM  8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REGI  U.S.,  INC.


                              By:  /s/  John  G.  Robertson
                              ------------------------------
                              John  G.  Robertson,  President
                              Chief Executive Officer and Director


Dated:  August  13,  2001

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                            Title                            Date
---------                            -----                            ----

/s/ John G. Robertson       President, Chief                         8/13/01
---------------------       Executive Officer and Director
(John  G.  Robertson)


/s/James  Vandeberg         Chief Operating Officer and Director     8/13/01
-------------------
(James  Vandeberg)


/s/ Jennifer Lorette        Vice President and Director              8/13/01
--------------------
(Jennifer  Lorette)

                                 EXHIBIT  INDEX

Number          Description                                          Page
------------------------------------------------------------------------------
3.1     Articles of Incorporation . . . . . . . . . . . . . . . . .        (1)
3.2     Article of Amendment changing name to  REGI U.S., Inc . . .        (2)
3.3     By-Laws . . . . . . . . . . . . . . . . . . . . . . . . . .        (1)
4.1     Specimen Share Certificate. . . . . . . . . . . . . . . . .        (1)
4.2     Specimen Warrant Certificate  . . . . . . . . . . . . . . .        (1)
10.1    Consulting Agreement, dated December 1, 1999, between
        Regi U.S., Inc. and Patrick Badgley . . . . . . . . . . . .        (3)
10.2    Special Service Proposal, dated December 21, 1999, between
        Regi U.S. and ColTec, Inc . . . . . . . . . . . . . . . . .        (3)
10.3    Agreement between Coltec and REGI dated October 2000. . . .    42
23.1    Consent of Independent Auditors . . . . . . . . . . . . . .    45

(1) Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)  Incorporated  by  reference from 10-Q Report for the quarter ended 7-30-94.
(3) Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.



Independent Auditor's Report. . . . . . . . . . . . . . . . . . . .  F-1

Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Statements of Operations. . . . . . . . . . . . . . . . . . . . . .  F-3

Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . .  F-4

Statement of Stockholders' Equity . . . . . . . . . . . . . . . . .  F-5

Notes to the Financial Statements . . . . . . . . . . . . .  F-7 to F-11

                          Independent Auditor's Report
                          ----------------------------


To  the  Board  of  Directors
REGI  U.S.,  Inc.
(A  Development  Stage  Company)


We have audited the accompanying balance sheets of REGI U.S., Inc. (A Development Stage Company) as of April 30, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the period from July 27, 1992 (Inception) to April 30, 2001 and the years ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of REGI U.S., Inc. (A Development Stage Company), as of April 30, 2001 and 2000, and the results of its operations and its cash flows for the period from July 27, 1992 (Inception) to April 30, 2001 and the years ended April 30, 2001 and 2000, in conformity with generally accepted accounting principles used in the United States.

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


"Manning  Elliott"


CHARTERED  ACCOUNTANTS
Vancouver,  Canada
August  7,  2001

REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
April  30,  2001  and  2000

                                                        2001         2000
                                                         $            $
                            Assets

Fixed Assets (Note 3)                                     2,479        4,295
Intangible Assets (Note 4)                               81,947      394,973
                                                    ------------  -----------
                                                         84,426      399,268
                                                    ============  ===========

             Liabilities and Stockholders' Equity

Current Liabilities
  Cheques issued in excess of funds on deposit            1,466        4,853
  Accounts payable                                      115,243       51,924
  Accrued liabilities                                   129,320       11,328
  Due to affiliates (Note 7)                            371,819       98,404
  Convertible debentures (Note 5)                             -       50,000
                                                    ------------  -----------
                                                        617,848      216,509
                                                    ------------  -----------

Commitments and Contingent Liabilities (Note 8)

Stockholders' Equity
Common Stock (Note 6), 20,000,000 shares
  authorized without par value; 10,221,735
  and 10,217,735 shares issued and
  outstanding respectively                            4,512,249    4,510,249
Common Stock Paid For But Unissued (Note 6(d))           72,000            -
Stock Based Compensation - Stock Option                  33,917       15,417
Deficit Accumulated During the Development Stage     (5,151,588)  (4,342,907)
                                                    ------------  -----------
                                                       (533,422)     182,759
                                                    ------------  -----------
                                                         84,426      399,268
                                                    ============  ===========


                                      F-2
       (The accompanying notes are an integral part of the financial statements)

REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
Accumulated  from  July  27,  1992  (Inception)  to  April  30,  2001  and
the  Years  ended  April  30,  2001  and  2000


                                                Accumulated from
                                                 July 27, 1992
                                                  (Inception)
                                                  to April 30,
                                                     2001                2001         2000
                                                       $                    $          $
Revenues                                                       -            -           -
                                                -----------------  -----------  ----------
Administrative Expenses
  Bank charges                                             8,756        1,236       1,552
  Foreign exchange                                         3,947         (349)        654
  Interest on debentures                                  12,593          224       3,828
  Investor relations - publications                      315,929       11,092      35,994
  Investor relations - consulting                        664,875      164,569      40,095
  Office, rent and telephone                             144,468          847      28,714
  Professional fees                                      323,563       20,713      24,586
  Transfer agent and regulatory fees                      95,972        7,390      21,013
  Travel                                                  11,674            -       5,327
  Less: interest                                         (16,755)          (8)     (1,212)
                                                -----------------  -----------  ----------
                                                       1,565,022      205,714     160,551
                                                -----------------  -----------  ----------
Research and Development Expenses
  Intellectual property (Note 4(a) and (b))              566,145      309,145           -
  Amortization                                           108,303       25,241      23,741
  Market development                                      92,782            -           -
  Professional fees                                       73,904            -           -
  Project management                                     250,000       30,000      30,000
  Project overhead                                       192,298       15,652      21,062
  Prototype design and construction contracts          1,384,592      100,486      54,628
  Royalties (Note 4(d))                                   87,000       24,000      24,000
  Technical prototype design consulting                  474,806       97,000      88,000
  Technical reports                                       22,120            -           -
  Technical salaries                                     169,467            -           -
  Travel                                                 165,149        1,443      11,513
                                                -----------------  -----------  ----------
                                                       3,586,566      602,967     252,944
                                                -----------------  -----------  ----------
Net Loss                                               5,151,588      808,681     413,495
                                                =================  ===========  ==========
Net Loss Per Share                                                       (.08)       (.04)
                                                                   ===========  ==========
Weighted Average Shares Outstanding                                 10,218,000   9,657,000
                                                                   ===========  ==========


                                      F-3
       (The accompanying notes are an integral part of the financial statements)

REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
Accumulated  from  July  27,  1992  (Inception)  to  April  30,  2001  and
the  Years  ended  April  30,  2001  and  2000


                                                         Accumulated from
                                                          July 27, 1992
                                                           (Inception)
                                                           to April 30,
                                                              2001            2001       2000
                                                               $               $
Cash Flows to Operating Activities
  Net loss                                                     (5,151,588)   (808,681)  (413,495)
  Adjustments to reconcile net loss to cash
    Amortization                                                  108,303      25,241     23,741
    Intellectual property                                         566,145     309,145          -
    Stock based compensation                                      275,213      18,500     15,417
  Change in non-cash working capital items
    Increase (decrease) in accounts payable and
       accrued liabilities                                        269,565     181,311    (53,897)
                                                        ------------------  ----------  ---------
Net Cash Used in Operating Activities                          (3,932,362)   (274,484)  (428,234)
                                                        ------------------  ----------  ---------
Cash Flows from Financing Activities
  Increase in capital stock                                     3,972,702      74,000    501,302
  Convertible debentures redeemed                                       -     (50,000)         -
  Increase (decrease) in due to affiliates                        171,819     273,415   (142,367)
                                                        ------------------  ----------  ---------
Net Cash Provided by Financing Activities                       4,144,521     297,415    358,935
                                                        ------------------  ----------  ---------
Cash Flows to Investing Activities
  (Increase) in fixed assets                                      (24,947)          -     (5,452)
  (Increase) in intangible assets                                (188,678)    (19,544)   (12,222)
                                                        ------------------  ----------  ---------
Net Cash Used in Investing Activities                            (213,625)    (19,544)   (17,674)
                                                        ------------------  ----------  ---------
Increase (decrease) in cash                                        (1,466)     (1,466)   (86,973)
Cash (deficiency) - beginning of period                                 -      (4,853)    82,120
                                                        ------------------  ----------  ---------
Cash (deficiency) - end of period                                  (1,466)      3,387     (4,853)
                                                        ==================  ==========  =========
Non-Cash Financing Activities
  Affiliate's shares issued for intellectual property             200,000           -          -
  Shares issued for financial consulting services                 241,296           -          -
  Shares issued for intellectual property                         345,251           -          -
  Shares issued to settle debt                                     25,000           -          -
  Stock based compensation - stock options                         33,917      18,500     15,417
                                                        ------------------  ----------  ---------
                                                                  845,464      18,500     15,417
                                                        ==================  ==========  =========
Supplemental Disclosures
  Interest paid                                                    12,593         224      3,828
  Income tax paid                                                       -           -          -


                                      F-4
       (The accompanying notes are an integral part of the financial statements)

REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Statements  of  Stockholders'  Equity
From  July  27,  1992  (Inception)  to  April  30,  2001


                                                                               Deficit
                                                                             Accumulated
                                                                             During  the
                                                         Common Stock        Development
                                                     Shares        Amount       Stage
                                                       #             $            $
Balance - July 27, 1992 (inception)                         -             -            -
  Stock issued for intellectual property            5,700,000        57,000            -
  Stock issued for cash                               300,000         3,000            -
  Net loss for the period                                   -             -      (23,492)
                                                 ------------  ------------  ------------
Balance - April 30, 1993                            6,000,000        60,000      (23,492)
  Stock issued for cash pursuant to
    a public offering                                 500,000       500,000            -
  Net loss for the year                                     -             -     (394,263)
                                                 ------------  ------------  ------------
Balance - April 30, 1994                            6,500,000       560,000     (417,755)
  Stock issued for cash pursuant to:
    options exercised                                  10,000         1,000            -
    a private placement                               250,000       562,500            -
    warrants exercised                                170,200       213,000            -
  Net loss for the year                                     -             -   (1,225,743)
                                                 ------------  ------------  ------------
Balance - April 30, 1995                            6,930,200     1,336,500   (1,643,498)
  Stock issued for cash pursuant to:
    options exercised                                 232,500        75,800            -
    warrants exercised                                132,200       198,300            -
    a private offering memorandum                     341,000       682,000            -
  Net loss for the year                                     -             -     (796,905)
                                                 ------------  ------------  ------------
Balance - April 30, 1996                            7,635,900     2,292,600   (2,440,403)
  Stock issued for cash pursuant to
    options exercised                                 137,000        13,700            -
    warrants exercised                                185,400       278,100            -
    private placements                                165,000       257,500            -
  Net loss for the year                                     -             -     (510,184)
                                                 ------------  ------------  ------------
Balance - April 30, 1997                            8,123,300     2,841,900   (2,950,587)
  Stock issued for cash pursuant to
    options exercised                                  50,000         5,000            -
    a units offering                                  500,000       500,000            -
  Stock issued for acquisition of AVFS rights         400,000       288,251            -
  Stock issued for financial consulting services      125,000       170,250            -
  Stock issued to settle an accrued liability          50,000        25,000            -
  Net loss for the year                                     -             -     (580,901)
                                                 ------------  ------------  ------------
Balance - April 30, 1998                            9,248,300     3,830,401   (3,531,488)
                                                 ------------  ------------  ------------


                                      F-5
       (The accompanying notes are an integral part of the financial statements)

REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Statements  of  Stockholders'  Equity
From  July  27,  1992  (Inception)  to  April  30,  2001

                                                                                 Deficit
                                                                               Accumulated
                                                                               During  the
                                                          Common Stock         Development
                                                      Shares        Amount        Stage
                                                        #              $            $
Balance carried forward                              9,248,300     3,830,401    (3,531,488)
  Stock issued for financial consulting services       100,000        71,046             -
  Net loss for the year                                      -             -      (397,924)
                                                  ------------  -------------  ------------

Balance - April 30, 1999                             9,348,300     3,901,447    (3,929,412)
  Stock issued for cash pursuant to
    a private placement                                852,101       639,075             -
    less cash commission paid                                -       (47,607)            -
    warrants exercised                                  17,334        17,334             -
Net loss for the year                                        -             -      (413,495)
                                                  ------------  -------------  ------------
Balance - April 30, 2000                            10,217,735     4,510,249    (4,342,907)
  Stock issued for cash pursuant to
    warrants exercised                                   4,000         2,000             -
Net loss for the year                                        -             -      (808,681)
                                                  ------------  -------------  ------------
Balance - April 30, 2001                            10,221,735     4,512,249    (5,151,588)
                                                  ============  =============  ============


                                      F-6
       (The accompanying notes are an integral part of the financial statements)

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

     The Company owns the world-wide marketing and intellectual rights, other than Canada, to the Air/Vapor Flow System ("AVFS"). See Note 4(d).

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

     The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings.

2.   Summary  of  Significant  Accounting  Policies

     (a)  Fixed  Assets

          Computer equipment is amortized over 3 years on a straight-line basis.

     (b)  Intangible  Assets

          Costs to register and protect patents and to acquire rights are capitalized as incurred. These costs are being amortized on a straight line basis over 20 years. Intangible assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties.

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

                                      F-7
       (The accompanying notes are an integral part of the financial statements)

2.     Summary  of  Significant  Accounting  Policies  (continued)

     (c)  Basic  and  Diluted  Net  Income  (Loss)  per  Share  (continued)

          Loss per share for 2001 and 2000 does not include the effect of the potential conversions of stock options, or warrants, as their effect would be anti-dilutive.

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

     (h)  Tax  Accounting

          The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:


                                    Amount     Year of
                    Year of Loss      $       Expiration
                    1993              23,000        2008
                    1994             393,000        2009
                    1995           1,007,000        2010
                    1996             792,000        2011
                    1997             521,000        2012
                    1998             605,000        2013
                    1999             417,000        2014
                    2000             429,000        2015
                    2001             522,000        2016
                                  ----------
                                   4,709,000
                                  ==========

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.


                                      F-8
       (The accompanying notes are an integral part of the financial statements)

2.   Summary  of  Significant  Accounting  Policies  (continued)

          The components of the net deferred tax asset at the end of April 30, 2001 and 2000, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                        2001          2000

                                        $               $
          Net Operating Loss            808,000         429,000
                                   113,900 + 34%   113,900 + 34%
                                   in excess of    in excess of
          Statutory Tax Rate      $     335,000   $     335,000
          Effective Tax Rate                  -               -
          Deferred Tax Asset            275,000         145,000
          Valuation Allowance          (275,000)       (145,000)
                                  --------------  --------------
          Net Deferred Tax Asset              -               -
                                  ==============  ==============

3.   Fixed  Assets

                                                    2001      2000
                                    Accumulated   Net Book  Net Book
                             Cost   Amortization    Value     Value
                               $         $            $         $
     Computer equipment      5,452         2,973     2,479     4,295
                             =====  ============  ========  ========

4.   Intangible  Assets
                                                                2001       2000
                                                Accumulated   Net Book  Net Book
                                         Cost   Amortization   Value      Value
                                          $         $            $          $
Patents - RC/DC Engine                  88,607        19,366    69,241    63,315
Patents - AVFS                           6,619           693     5,926     3,776
AVFS rights ((d) below)                 65,606        65,605         1   327,882
Patents/rights-Hydrogen separator        6,950           171     6,779         -
                                       -------  ------------  --------  --------
                                       167,782        85,835    81,947   394,973
                                       =======  ============  ========  ========

     (a) On August 20, 1992 the Company acquired the U.S. rights to the original Rand Cam-Engine from REGI by issuing 5,700,000 shares at a fair value of $0.01 per share. REGI will receive a 5% net profit royalty. The $57,000 was expensed as research and development.

     (b) Pursuant to an agreement with Brian Cherry (a former director) dated July 30, 1992 and amended November 23, 1992 and April 13, 1993, the Company acquired the U.S. rights to the improved axial vane rotary engine known as the RC/DC Engine. On November 9, 1993, in consideration for the transferred technology, Mr. Cherry was issued 100,000 shares of Reg Technologies Inc. ("REG") (a public company owning 51% of REGI) with a fair value of $200,000. The $200,000 was expensed as research and development. A 1% net profit royalty will be due to the director.


                                      F-9
       (The accompanying notes are an integral part of the financial statements)

     (c) Pursuant to a letter of understanding dated December 13, 1993 between the Company, REGI and REG (collectively called the grantors) and West Virginia University Research Corporation ("WVURC"), the grantors have agreed that WVURC shall own 5% of all patented technology and will receive 5% of all net profits from sales, licences, royalties or income derived from the patented technology.

     (d) On June 22, 1997 the Company acquired the U.S. rights to an Air/Vapor Flow System "AVFS". The Company paid $50,000 and 200,000 shares at a fair value of $154,665. The Company will pay to the inventor 8.5% on net sales derived from the AVFS. On December 31, 1997, the Company acquired the world-wide rights (except Canada) to the AVFS by paying $36,500 and issuing a further 200,000 shares at a fair value of $133,586. The inventor will also receive a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly. These rights were written down to a nominal value of $1 during the year and $309,145 was charged to operations as a research and development cost.


5.   Convertible  Debentures

     The Company issued three year, 8 % interest, convertible debentures and raised $50,000. The Company redeemed the debentures on their maturity date, June 15, 2000.


6.   Common  Stock

     (a)  Warrants  outstanding

          There are warrants outstanding to acquire 830,767 shares exercisable at $0.50 per share expiring August 31, 2001. During the year, 4,000 shares were issued pursuant to warrants exercised.

     (b)  Stock  Option  Plan

          The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan the Company has granted stock options to certain directors and employees.

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

                                      F-10
       (The accompanying notes are an integral part of the financial statements)

          The weighted average number of shares under option and option price for the year ended April 30, 2001 is as follows:


                                  Shares     Weighted Average   Weighted Average
                               Under Option    Option Price      Remaining Life
                                    #                $
            Beginning of year       785,000             .80
            Granted                 925,000             .40
            Exercised                     -               -
            Cancelled              (225,000)            .50
            Lapsed                        -               -
                               ------------
            End of year           1,485,000             .60        50 months
                                ===========           =====        =========

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for fiscal 2001 and 2000 would have been as follows:

                                         2001       2000
                                          $           $
          Net loss
              As reported             (808,681)  (413,495)
              Pro forma               (837,391)  (429,495)

          Basic net loss per share
              As reported                 (.08)      (.04)
              Pro forma                   (.08)      (.04)



     (c)  Performance  Stock  Plan

          The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

     (d)  Private  Placement

          During the year, the Company has raised a further $72,000 pursuant to a private placement of 232,000 units at $0.30 per unit. Each unit contained one share and one warrant to acquire one additional share at $0.40 per share if exercised during year one after receipt of the subscription funds. These shares have not yet been issued.

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


                                      F-11
       (The accompanying notes are an integral part of the financial statements)