Form 10QSB
period 2001-07-31
REGI U S INC
filed 2001-09-17
CIK 922330

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  July  31,  2001
                          ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to ____________________

Commission  File  No.  0-23920
                       -------

                                 REGI U.S., Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Oregon                                                                91-1580146
------                                                                ----------
(State or Other Jurisdiction of                                (I.R.S.  Employer
incorporation  or  organization)                              Identification No)

                           #185 - 10751 Shellbridge Way
                           Richmond, BC V6X 2W8 Canada
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 278-5996
                           ----------------------------
                            Issuer's Telephone Number

                                       N/A
                          ----------------------------
          (Former Name or Former Address, if changed since last Report)

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

                               September 10, 2001

                           Common - 10,217,735 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

      Transitional Small Business Issuer Format     Yes        No  X
                                                        ---       ---

INDEX

Part  I      Financial  Information

Item  1.     Financial  Statements                                          Page
                                                                            ----

             Balance  Sheets. . . . . . . . . . . . . . . . . . . . . . . . .F-1

             Statements  of  Operations . . . . . . . . . . . . . . . . . . .F-2

             Statements  of  Cash  Flows. . . . . . . . . . . . . . . . . . .F-3

             Notes  to  the  Financial  Statements. . . . . . . . . . . . . .F-4

Item  2.     Management's Discussion and Analysis or Plan of Operation. . . .F-9

PART  II  -  Other  Information. . . . . . . . . . . . . . . . . . . . . . .F-12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-13

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                                 REGI U.S. Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                  July 31, 2001
                                   (Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                                    July 31,     April 30,
                                                                      2001          2001
                                                                       $             $
                                                                  (unaudited)    (audited)
Assets

Fixed Assets (Note 3)                                                   2,025         2,479

Intangible Assets (Note 4)                                             79,439        81,947
--------------------------------------------------------------------------------------------

Total Assets                                                           81,464        84,426
============================================================================================


Liabilities and Stockholders' Equity

Current Liabilities

  Cheques issued in excess of funds on deposit                          1,743         1,466
  Accounts payable                                                    121,786       115,243
  Accrued liabilities                                                 113,003       129,320
  Due to affiliates (Note 6)                                          407,826       371,819
--------------------------------------------------------------------------------------------
Total Liabilities                                                     644,358       617,848
--------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

Common Stock (Note 5), 20,000,000 shares authorized without par
value; 10,221,735 shares issued and outstanding respectively        4,512,249     4,512,249

Common Stock Paid For But Unissued (Note 5(d))                        157,300        72,000

Stock Based Compensation - Stock Option                                34,688        33,917

Deficit Accumulated During the Development Stage                   (5,267,131)   (5,151,588)
--------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                 (562,894)     (533,422)
--------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                             81,464        84,426
============================================================================================

REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)

                                     Accumulated from
                                      July 27, 1992
                                       (Inception)       Three Months Ended
                                       to July 31,            July 31,
                                          2001           2001          2000
                                            $             $             $
                                                     (unaudited)   (unaudited)
Revenues                                         -             -             -
-------------------------------------------------------------------------------

Administrative Expenses

  Bank charges and interest                  9,125           369           642
  Foreign exchange                           3,980            33          (800)
  Interest on debentures                    12,593             -             -
  Investor relations - advertising         315,929             -           529
  Investor relations - consulting          725,146        60,271         7,645
  Office, rent and telephone               147,524         3,056           317
  Professional fees                        328,512         4,949           464
  Transfer agent and regulatory fees        96,363           391           302
  Travel                                    12,722         1,048             -
  Less: interest and other income          (16,788)          (33)           (1)
-------------------------------------------------------------------------------

                                         1,635,106        70,084         9,098
-------------------------------------------------------------------------------

Research and Development Expenses

  Intellectual property written-off        566,145             -             -
  Amortization of capital assets           110,019         1,716         6,207
  Market development                        92,782             -             -
  Professional fees                         73,904             -             -
  Project management                       257,500         7,500         7,500
  Project overhead                         201,180         8,882         4,500
  Prototype design and construction      1,385,434           842        47,114
  Royalties                                 93,000         6,000         6,000
  Technical consulting                     493,588        18,782        25,000
  Technical reports                         22,120             -             -
  Technical salaries                       169,467             -             -
  Travel                                   166,886         1,737           500
-------------------------------------------------------------------------------

                                         3,632,025        45,459        96,821
-------------------------------------------------------------------------------

Net Loss for the Period                  5,267,131       115,543       105,919
===============================================================================

Loss Per Share - Basic                                      (.01)         (.01)
===============================================================================

Weighted Average Shares Outstanding                   10,218,000    10,218,000
===============================================================================

REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)

                                                            Three Months Ended
                                                                 July 31,
                                                            2001          2000
                                                             $             $
                                                        (unaudited)   (unaudited)

Cash Flows from Operating Activities

  Net loss                                                 (115,543)     (105,919)

  Adjustment to reconcile net loss to cash

    Amortization                                              1,716         6,207
    Stock based compensation                                    771             -

  Change in non-cash working capital items

    Decrease in accounts payable and accrued liabilities     (9,774)      (23,189)
----------------------------------------------------------------------------------
Net Cash Used by Operating Activities                      (122,830)     (122,901)
----------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Increase in common stock subscribed for                    85,300             -
  Increase (decrease) in due to affiliates                   36,007       144,742
  Redemption of convertible debentures                            -       (45,000)
----------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                   121,307        99,742
----------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Decrease (increase) in patent protection costs              1,246        (2,844)
----------------------------------------------------------------------------------
Net Cash Used by Financing Activities                         1,246        (2,844)
----------------------------------------------------------------------------------
(Decrease) in cash                                             (277)      (26,003)

Cash (deficiency) - beginning of period                      (1,466)       (4,853)
----------------------------------------------------------------------------------
Cash (deficiency) - end of period                            (1,743)      (30,856)
==================================================================================

Non-Cash Financing Activities                                     -             -
==================================================================================

Supplemental Disclosures

  Interest paid                                                   -             -
  Income tax paid                                                 -             -

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


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

     See  Note 4(e) for acquisition of hydrogen  separator  technology.

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $644,358. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

     The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings.

     The Company plans to raise net proceeds of approximately $180,000 ($157,300 raised to date) through a private placement. During the quarter, we raised $85,300. The offering will be a best efforts no minimum offering consisting of 600,000 units at $0.30 per unit. Each unit consists of one share and one warrant to purchase an additional share at a price of $0.40 for a period of one year from the date of issuance. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

     The Company plans to raise funds through loans from a controlling shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns 5,257,900 shares, having an approximate current market value of $1,235,000, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

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

     (c)  Basic  and  Diluted  Net  Income  (Loss)  per  Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

          Loss per share for the three months ended July 31, 2001 and 2000 does not include the effect of the potential conversions of stock options, or warrants, as their effect would be anti-dilutive.

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (h)  Interim  Financial  Statements

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


3.   Fixed  Assets

                                                                July 31,    April 30,
                                                                    2001         2001
                                               Accumulated      Net Book     Net Book
                                      Cost    Amortization         Value        Value
                                         $               $             $            $
                                                             (unaudited)    (audited)

Computer equipment                     5,452          3,427         2,025        2,479
======================================================================================

4.   Intangible  Assets

                                                                July 31,    April 30,
                                                                    2001         2001
                                               Accumulated      Net Book     Net Book
                                      Cost    Amortization         Value        Value
                                         $               $             $            $
                                                             (unaudited)    (audited)

Patents - RC/DC Engine                87,361         20,458        66,903       69,241
Patents - AVFS                         6,619            776         5,843        5,926
AVFS rights ((d) below)               65,606         65,605             1            1
Patents/rights-Hydrogen separator      6,950            258         6,692        6,779
--------------------------------------------------------------------------------------

                                     166,536         87,097        79,439       81,947
======================================================================================

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.   Intangible Assets (continued)

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

     (e) In October 2000, Reg Technologies Inc. entered into an agreement with GHM Inc., a privately owned company located in Maryland, to acquire a 50% interest in the rights to the H2O hydrogen separator technology (the "Technology"). The Technology is based on a unique system for extracting hydrogen from water. The Company will own the U.S. rights and Reg Technologies Inc. will own the worldwide rights excluding the U.S. In consideration for these rights, Reg Technologies Inc. has paid US$1,000 and has applied for a patent in the U.S. for the hydrogen separator technology. Reg Technologies Inc. is also building a prototype of the hydrogen separator technology as designed by GHM. Reg Technologies Inc. has an option to purchase an additional 50% interest in the hydrogen separator technology for US$15 million in a combination of cash and shares and will assign a 5% net revenue interest to GHM, Inc.


5.   Common  Stock

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


5.   Common  Stock  (continued)

     (b)  Stock  Option  Plan  (continued)

          The weighted average number of shares under option and option price for the three months ended July 31, 2001 is as follows:

                                                     Weighted
                                                     Average
                                Shares    Weighted  Remaining
                                 Under    Average    Life of
                                Option     Option    Options
                                   #      Price $    (Months)

          Beginning of period  1,485,000      0.60
          Granted                      -         -
          Exercised                    -         -
          Cancelled                    -         -
          Lapsed                       -         -
                               ---------

          End of period        1,485,000      0.60          47
                               =========  ========  ==========

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the three months ended July 31, 2001 and 2000 would have been as follows:

                                       2001        2000
                                        $           $
          Net loss
            As reported              (115,543)   (105,919)
            Pro forma                (142,298)   (105,919)

          Basic net loss per share
              As reported               (0.01)      (0.01)
              Pro forma                 (0.01)      (0.01)

     (c)  Performance  Stock  Plan

          The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

     (d)  Private  Placement

          The Company has raised $157,300 pursuant to a private placement of 524,333 units at $0.30 per unit. Each unit will contain one share and one warrant to acquire one additional share at $0.40 per share if exercised during year one after receipt of the subscription funds. These units have not been issued. A total of 600,000 units are being offered.


7.   Due  to  Affiliates

     Amounts owing to affiliates are unsecured, non-interest bearing and are due on demand.


8.   Commitments  and  Contingent  Liabilities

     (a) See Note 4 for royalty commitments in connection with the RC/DC Engine and the AVFS.

     (b)  See  Note  5  for  commitments  to  issue  shares.

     (c) The Company is committed to fund 50% of the further development of the RC/DC Engine.

     (d)  See  Note  1  for  going  concern  considerations.

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
--------------------------------------------------------------------------------
Results  of  Operations
-----------------------

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

In October 2000, Reg Technologies Inc. entered into an agreement with GHM Inc., a privately owned company located in Maryland, to acquire a 50% interest in the rights to the H2O hydrogen separator technology (the "Technology"). The Technology is based on a unique system for extracting hydrogen from water. The Company will own the U.S. rights and Reg Technologies Inc. will own the worldwide rights excluding the U.S. In consideration for these rights, Reg Technologies Inc. has paid US$1,000 and has applied for a patent in the U.S. for the hydrogen separator technology. Reg Technologies Inc. is also building a prototype of the hydrogen separator technology as designed by GHM. Reg Technologies Inc. has an option to purchase an additional 50% interest in the hydrogen separator technology for US$15 million in a combination of cash and shares and will assign a 5% net revenue interest to GHM, Inc.

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totalling $5,267,000 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our working capital deficit is $644,000. Our only assets are our intangible assets, being patents and intellectual property rights, totalling $79,000, which represents 98% of total assets. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

The Company plans to raise net proceeds of approximately $180,000 ($157,300 raised to date) through a private placement. During the quarter, we raised $85,300. The offering will be a best efforts no minimum offering consisting of 600,000 units at $0.30 per unit. Each unit consists of one share and one warrant to purchase an additional share at a price of $0.40 for a period of one year from the date of issuance. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

We also plan to raise funds through loans from a controlling shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns 5,257,900 shares, having an approximate current market value of $1,235,000, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

After completing the offering, there will continue to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

Progress  Report  from  April  30,  2001  to  September  14,  2001
------------------------------------------------------------------

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

On July 12, 2001, we announced that Patrick Badgley, a director and Vice President, has completed a proposal to build a residential Cold Turbine Rand Cam(TM) generator. The self-contained residential power plant will be capable of providing 100% of the power needs of a modern luxury residence and would run on natural gas, propane or diesel fuel. The 25kW Rand Cam(TM) power plant would run at 3600 rpm, be extremely quiet, only 18 inches in overall diameter and would weigh 110 lbs. We are currently negotiating with potential joint venture partners to finance this project

On August 20, 2001 we announce a progress report has been received by our Chief Engineer, Patrick Badgley regarding the Rand Cam(TM) compressors, Diesel engines, Cold Turbines, and pumps. Due to the sensitive nature of the discussions with potential interested licensees and with pending private and commercial funding and teaming arrangements for these projects the company has to be confidential in describing both the companies and projects in order to protect the interests and comply with non-disclosure agreements that we have with these organizations.

     RAND CAM(TM) FUEL CELL AIR COMPRESSOR - The prototype air compressor requested by a major fuel cell manufacturer has been fabricated and is currently undergoing additional testing at REGI U.S.'s facility in Detroit. At the completion of this effort the compressor will be delivered to a compressor manufacturer for evaluation and testing as a first step towards this manufacturer becoming a licensee to manufacture compressors for our applications. The Company is currently in discussions with three additional fuel cell manufacturers, both in the U.S. and abroad who are interested in our compressor technology. Additional prototypes will be completed for evaluation.

     RAND CAM(TM) DIESEL ENGINES - REGI has collaborated with a major ceramics supplier to bid on a Government sponsored research program for a small ceramic Diesel engine. Details of this program will be released later in the event that the Company is awarded the contract.

     We are currently in negotiations for the design of a slightly larger engine for a commercial customer. In regard to this project REGI will design the engine and it will be manufactured and tested by the customer. Again details cannot be released due to the wishes of the customer.

     A project to update the existing 125 horsepower Rand Cam(TM) Diesel engine to incorporate the latest technology, "Winged Rotor Concept" is about to get underway with a commercial customer for demonstration purposes. This project is planned to be financed completely with outside funding.

     RAND CAM(TM) AIR CONDITIONING COMPRESSOR - As previously reported the air conditioning compressor for heavy-duty bus applications was completed and delivered to the Trans Air Manufacturing Company for testing in January of this year. Unfortunately, the testing has not been started. Pat Badgley has recently visited this company and was assured that Trans Air is still VERY interested in the compressor and will start the testing now that the busy season for their industry is coming to a close.

     RAND CAM(TM) COLD TURBINE ENGINES - Designs have been completed for three different applications of this new engine concept. The Cold Turbine is the use of a positive displacement Rand Cam(TM) compressor and a positive displacement Rand Cam(TM) expander in a Brayton cycle (gas turbine) machine. Much interest is being shown in this technology following both our press release and a recent article in Ward's Engine Update.

     RAND CAM(TM) PUMPS - A large end user has provided desired performance characteristics for a 300 gallon per minute pump application that is ideally suited to the Rand Cam(TM) design. A special pump is now being designed for this large flow application. The customer and the application have to remain confidential for now. Information will be released once an agreement is signed.

Results of operations for the three months ended July 31, 2001 ("2001") compared
--------------------------------------------------------------------------------
to  the  three  months  ended  July  31,  2000  ("2000")
--------------------------------------------------------

There  were  no  revenues  from  product  licensing  during  the  periods.

The net loss in 2001 increased by $10,000 to $116,000 compared to $106,000 in 2000. Administrative expenses increased by $60,000 to $70,000 from $10,000 in 2000. This increase was a result of investor relations fees paid by shares of the Company owned by Rand Energy Group Inc. with a value of $55,000.

Ongoing research and development activities took place during 2001. Research and development decreased by $51,000 to $45,000 as compared to $96,000 in 2000. Paul LaMarche and Patrick Badgley undertook the majority of development activities during 2001 and were paid technical consulting fees totalling $19,000 as compared to $25,000 in 2000. A $6,000 quarterly royalty payment was made for the AVFS rights.

Liquidity
---------

During the three months ended July 31, 2001, we financed our operations mainly through a units private placement which resulted in cash subscriptions of $85,300. The amounts owing to affiliates increased by $36,000 to $408,000, are unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

As at July 31, 2001 we had a cash deficiency of $2,000 and other current liabilities of $642,000 for a working capital deficit of $644,000. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. The Company receives interim support from its ultimate parent company.

The Company plans to raise net proceeds of approximately $180,000 ($157,300 raised to date) through a private placement. During the quarter, we raised $85,300. The offering will be a best efforts no minimum offering consisting of 600,000 units at $0.30 per unit. Each unit consists of one share and one warrant to purchase an additional share at a price of $0.40 for a period of one year from the date of issuance. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

We also plan to raise funds through loans from a controlling shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns 5,257,900 shares, having an approximate current market value of $1,235,000, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

PART  II     Other  Information

Item  1.     Legal  Proceedings
--------     ------------------

             None

Item  2.     Changes  in  Securities
--------     -----------------------

             None

Item  3.     Defaults  upon  Senior  Securities
--------     ----------------------------------

             None

Item  4.     Submissions  of  Matters  to  a  Vote  of  Security  Holders
--------     ------------------------------------------------------------

             None

Item  5.     Other  Information
--------     ------------------

             None

Item  6.     Exhibits  and  Reports  on  Form  8K
--------     ------------------------------------

             None

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 14, 2001          REGI  U.S.,  INC.


                                   By:  /s/  John  G.  Robertson
                                        ----------------------------------------
                                        John  G.  Robertson,  President
                                        (Principal  Executive  Officer)

                                   By:  /s/  James  Vandeberg
                                        ----------------------------------------
                                        James Vandeberg, Chief Financial Officer
                                        (Principal  Financial  Officer)