Form 10QSB
period 2001-10-31
REGI U S INC
filed 2001-12-17
CIK 922330

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2001
                      ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from __________ to __________

Commission  File  No.  0-23920
                       -------

                                 REGI U.S., Inc.
                   -----------------------------------------
                 (Name of Small Business Issuer in its Charter)

Oregon                                                                91-1580146
------                                                                ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation  or  organization)                              Identification No)

                              #120-3011 Viking Way
                         Richmond, BC   V6V 1W1  Canada
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 278-5996
                          ----------------------------
                            Issuer's Telephone Number

                           #185-10751 Shellbridge Way
                          Richmond, BC V6X 2W8  Canada
                          ----------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                December 14, 2001

                           Common - 10,221,735 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

      Transitional Small Business Issuer Format   Yes          No   X
                                                      ---          ---

INDEX

Part  I     Financial  Information

Item  1.    Financial  Statements                                           Page
                                                                            ----

              Balance  Sheets . . . . . . . . . . . . . . . . . . . . . . .  F-1

              Statements  of  Operations. . . . . . . . . . . . . . . . . .  F-2

              Statements  of  Cash  Flows . . . . . . . . . . . . . . . . .  F-3

              Notes  to  the  Financial  Statements . . . . . . . . . . . .  F-4

Item  2.      Management's  Discussion and Analysis or Plan of Operation. .  F-9

PART  II  - Other  Information. . . . . . . . . . . . . . . . . . . . . . . F-13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-14

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                                 REGI U.S. Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                October 31, 2001
                                   (Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                    October 31,    April 30,
                                                                       2001          2001
                                                                        $              $
                                                                    (unaudited)    (audited)
Assets

Fixed Assets (Note 3)                                                     1,571        2,479

Intangible Assets (Note 4)                                               78,490       81,947
---------------------------------------------------------------------------------------------
Total Assets                                                             80,061       84,426
=============================================================================================

Liabilities and Stockholders' Equity

Current Liabilities

    Cheques issued in excess of funds on deposit                          4,114        1,466
    Accounts payable                                                    107,018      115,243
    Accrued liabilities                                                 127,790      129,320
    Due to affiliates (Note 6)                                          433,331      371,819
---------------------------------------------------------------------------------------------
Total Liabilities                                                       672,253      617,848
---------------------------------------------------------------------------------------------
Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock (Note 5), 20,000,000 shares authorized without par
value; 10,221,735 shares issued and outstanding respectively          4,512,249    4,512,249

Common Stock Paid For But Unissued (Note 5(d))                          171,300       72,000

Stock Based Compensation                                                 35,459       33,917

Deficit Accumulated During the Development Stage                     (5,311,200)  (5,151,588)
---------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                            (592,192)    (533,422)
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                              80,061       84,426
=============================================================================================

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                         Accumulated
                                            from
                                        July 27, 1992
                                         (Inception)         Three Months Ended             Six Months Ended
                                        to October 31,           October 31,                   October 31,
                                             2001            2001           2000           2001           2000
                                              $               $              $              $               $
Revenues                                             -              -              -              -             -
------------------------------------------------------------------------------------------------------------------

Administrative Expenses

  Bank charges and interest                      9,362            237             40            606           682
  Foreign exchange                               2,373         (1,607)            79         (1,574)         (721)
  Interest on debentures                        12,593              -            224              -           224
  Investor relations - advertising             315,929              -          5,689              -         6,218
  Investor relations - consulting              727,153          2,007         19,445         62,278        27,090
  Office, rent and telephone                   151,422          3,898             (2)         6,954           315
  Professional fees                            338,373          9,861          2,860         14,810         3,324
  Transfer agent and regulatory fees            95,205         (1,158)         1,399           (767)        1,701
  Travel                                        12,722              -              -          1,048             -
  Less: interest and other income              (16,788)             -              1            (33)            -
------------------------------------------------------------------------------------------------------------------
                                             1,648,344         13,238         29,735         83,322        38,833
------------------------------------------------------------------------------------------------------------------
Research and Development Expenses

  Intellectual property written-off            566,145              -              -              -             -
  Amortization of capital assets               111,739          1,720          6,263          3,436        12,470
  Market development                            92,782              -              -              -             -
  Professional fees                             73,904              -              -              -             -
  Project management                           265,000          7,500          7,500         15,000        15,000
  Project overhead                             205,768          4,588          4,500         13,470         9,000
  Prototype design and construction          1,388,910          3,476         30,227          4,318        77,341
  Royalties                                     99,000          6,000          6,000         12,000        12,000
  Technical consulting                         511,088         17,500         24,000         36,282        49,000
  Technical reports                             24,364          2,244              -          2,244             -
  Technical salaries                           169,467              -              -              -             -
  Travel                                       154,689        (12,197)             -        (10,460)          500
------------------------------------------------------------------------------------------------------------------
                                             3,662,856         30,831         78,490         76,290       175,311
------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                      5,311,200         44,069        108,225        159,612       214,144
==================================================================================================================

Loss Per Share - Basic                                          (.01)          (.01)          (.02)          (.01)
==================================================================================================================

Weighted Average Shares Outstanding                       10,218,000     10,218,000     10,218,000     10,218,000
==================================================================================================================

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                      Six Months Ended
                                                                         October 31,
                                                                       2001       2000
                                                                        $          $

Cash Flows from Operating Activities

  Net loss                                                           (159,612)  (214,144)

  Adjustment to reconcile net loss to cash

    Amortization                                                        3,436     12,470
    Stock based compensation                                            1,542     13,445

Change in non-cash working capital items

  Increase (decrease) in accounts payable and accrued liabilities      (9,755)    35,430
-----------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                (164,389)  (152,799)
-----------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Increase in common stock subscribed for                              99,300          -
  Increase in due to affiliates                                        61,512    211,529
  Redemption of convertible debentures                                      -    (45,000)
-----------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                             160,812    166,529
-----------------------------------------------------------------------------------------

Cash Flows to Investing Activities

  Decrease (increase) in patent protection costs                          929     (7,343)
-----------------------------------------------------------------------------------------

Net Cash Used by Investing Activities                                     929     (7,343)
-----------------------------------------------------------------------------------------

Increase (decrease) in cash                                            (2,648)     6,387

Cash (deficiency) - beginning of period                                (1,466)    (4,853)
-----------------------------------------------------------------------------------------

Cash (deficiency) - end of period                                      (4,114)     1,534
=========================================================================================

Non-Cash Financing Activities                                               -          -
=========================================================================================

Supplemental Disclosures

  Interest paid                                                             -        224
  Income tax paid                                                           -          -

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

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $672,253. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

     The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings.

     To December 10, 2001 the Company has raised proceeds of $182,800 ($171,300 raised to October 31, 2001) through a units private placement at $0.25 per unit. Each unit will consist of one share and one warrant to purchase an additional share at a price of $0.30 for a period of one year from the date of receipt of funds. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

     The Company plans to raise funds through loans from a controlling shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns 5,186,200 shares, having an approximate current market value of $1,503,989, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

          Loss per share for the six months ended October 31, 2001 and 2000 does not include the effect of the potential conversions of stock options, or warrants, as their effect would be anti-dilutive.

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

3.   Fixed  Assets

                                            October 31,    April 30,
                                                   2001         2001
                             Accumulated       Net Book     Net Book
                     Cost   Amortization          Value        Value
                        $              $              $            $
                                            (unaudited)    (audited)
Computer equipment   5,452         3,881          1,571        2,479
=====================================================================

4.   Intangible  Assets

                                                              October 31,     April 30,
                                                                     2001          2001
                                               Accumulated       Net Book      Net Book
                                      Cost    Amortization          Value         Value
                                         $               $              $             $
                                                              (unaudited)     (audited)
Patents - RC/DC Engine                87,505         21,552         65,953       69,241
Patents - AVFS                         6,619            859          5,760        5,926
AVFS rights ((d) below)               65,606         65,605              1            1
Patents/rights-Hydrogen separator      7,123            347          6,776        6,779
---------------------------------------------------------------------------------------

                                     166,853         88,363         78,490       81,947
=======================================================================================

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

REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)

4.   Intangible  Assets  (continued)

     (d) On June 22, 1997 the Company acquired the U.S. rights to an Air/Vapor Flow System "AVFS". The Company paid $50,000 and 200,000 shares at a fair value of $154,665. The Company will pay to the inventor 8.5% on net sales derived from the AVFS. On December 31, 1997, the Company acquired the world-wide rights (except Canada) to the AVFS by paying $36,500 and issuing a further 200,000 shares at a fair value of $133,586. The inventor will also receive a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly. These rights were written down to a nominal value of $1 in fiscal 2001 and $309,145 was charged to operations as a research and development cost.

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


5.   Common  Stock

     (a)  Warrants  outstanding

          There are warrants outstanding to acquire 830,767 shares exercisable at $0.50 per share expiring August 31, 2001. These warrants have been extended.

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

REGI  U.S.,  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)

5.   Common  Stock  (continued)

     (b)  Stock  Option  Plan  (continued)

          The weighted average number of shares under option and option price for the six months ended October 31, 2001 is as follows:

                               Weighted
                                Average
                                Shares    Weighted  Remaining
                                 Under    Average    Life of
                                Option     Option    Options
                                   #      Price $    (Months)

          Beginning of period  1,485,000      0.60          47
                                                    ----------
          Granted                      -         -
          Exercised                    -         -
          Cancelled                    -         -
          Lapsed                       -         -
                               ---------
          End of period        1,485,000      0.60          44
                               =========  ========  ==========

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the six months ended October 31, 2001 and 2000 would have been as follows:

                                        2001       2000
                                         $           $

          Net loss
            As reported               (159,612)  (214,144)
            Pro forma                 (213,122)  (223,077)

          Basic net loss per share
              As reported                 (.02)      (.02)
              Pro forma                   (.02)      (.02)

     (c)  Performance  Stock  Plan

          The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

     (d)  Private  Placement

          As at October 31, 2001 the Company has raised $171,300 pursuant to a private placement of 571,000 units at $0.25 per unit. Each unit will contain one share and one warrant to acquire one additional share at $0.30 per share if exercised during year one after receipt of the subscription funds. These units have not been issued. Subsequent to October 31, 2001 a further $8,500 has been raised.


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

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totalling $5,311,000 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our working capital deficit is $672,000. Our only assets are our intangible assets, being patents and intellectual property rights, totalling $78,000, which represents 98% of total assets. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

To December 10, 2001 the Company has raised proceeds of $182,800 ($171,300 raised to October 31, 2001) through a units private placement at $0.25 per unit. Each unit will consist of one share and one warrant to purchase an additional share at a price of $0.30 for a period of one year from the date of receipt of funds. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

We also plan to raise funds through loans from a controlling shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns 5,186,200 shares, having an approximate current market value of $1503,989, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

After completing the offering, there will continue to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

Progress Report from August 1, 2001 to December 14, 2001
--------------------------------------------------------

On August 21, 2001, we announced that the following progress report was received by our Chief Engineer, Patrick Badgley regarding the Rand Cam compressors, Diesel engines, Cold Turbines, and pumps. Due to the sensitive nature of the discussions with potential interested licensees and with pending private and commercial funding and teaming arrangements for these projects we must be confidential in describing both the companies and projects in order to protect the interests and comply with non-disclosure agreements that we have with these organizations.

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

On October 22, 2001 we announced that Robert D. Stoddart B.S. Chemical Engineering, was appointed as Corporate Marketing Director for the Rand Cam(TM) technology applications for REGI U.S., Inc. Robert Stoddart brings with him 30 years experience in the aerospace and aircraft industry, as Corporate Marketing

Director and Federal Government Affairs Director. Mr. Stoddart has been involved as a contractor and/or consultant for the Department of Defense, Naval Sea Systems Command; Naval Air Systems Command and Defense Advanced Research Projects Agency (DARPA).

The Company also announced that Stodd International, Mr. Stoddart's company, was appointed as agent for REGI U.S., Inc. to raise up to $6 million (U.S.) on a non-exclusive basis. A 5% agents fee of the total funds received from contacts introduced by Stodd International will be paid for funds raised, license fees, royalty payments and contract fees. We believe that Mr. Stoddart's extensive expertise in government relations and advanced technologies marketing will be a valuable asset to marketing the Rand Cam(TM) projects and raising substantial funds for REGI U.S., Inc.

Our Rand Cam(TM) technology was exhibited at the GSE Expo (Ground Support Equipment Expo http://www.gseexpo.com) in Las Vegas at the Rio Hotel and
                 ----------------------
Convention Center on October 23-25, 2001. Our booth was well attended. On November 14, 2001 we announced that we had agreed to assist ColTec, Inc. to prepare and submit a proposal as the prime contractor to a military contract to undertake an initial two year high power development phase proposal for the Rand Cam(TM) Diesel engine. REGI has agreed that upon an award of the military contract to ColTec, ColTec will be granted a non-exclusive license for applications under the said military contract in consideration for $100,000 U.S. initial royalty fee and a 5% royalty fee of the purchase price for each engine sold to the military. Patrick Badgley, our Chief Engineer, stated that he is very pleased that we are working with ColTec's team of creative, high energy engineers with over 50 years combined expertise in the internal combustion, gas turbine, and rotary engine development and engineering services.

On December 6, 2001, we announced that a U.S. Navy contract (SBIR No1-144) has been awarded to Advanced Ceramics Research (prime contractor) and REGI U.S., Inc. to build and test a Naval 0.5 horsepower ceramic engine. The proposed engine is a four stroke Rand Cam(TM) engine utilizing continuous injection and combustion in a single combustion chamber. The engine will be of all ceramic construction to permit high temperature operation, without cooling, to effectively burn heavy oil. This new motor will be developed for powering the U.S. Navy's new Smart War-fighter Array of Re-configurable Modules (SWARM) low cost unmanned aerial vehicle.

REGI U.S., Inc. is currently in negotiations with Advanced Ceramics Research to license the Ceramic Rand Cam(TM) Engine for commercial and U.S. Navy applications for this type of engine. REGI U.S., Inc. will receive 30% of the Phase I budget and 50% of the Phase II budget when awarded. The contract should start before the end of the calendar year. The total Phase I and Phase II budgets is expected to be $850,000.

Results  of  operations  for  the  six  months  ended  October 31, 2001 ("2001")
--------------------------------------------------------------------------------
compared to the six months ended October 31, 2000 ("2000")
----------------------------------------------------------

There were no revenues from product licensing during the periods.

The net loss in 2001 decreased by $55,000 to $160,000 compared to $215,000 in 2000. Administrative expenses increased by $45,000 to $83,000 from $38,000 in 2000. This increase was a result of investor relations fees paid by shares of the Company owned by Rand Energy Group Inc. with a value of $55,000.

Ongoing research and development activities took place during 2001. Research and development decreased by $99,000 to $76,000 as compared to $175,000 in 2000. Paul LaMarche and Patrick Badgley undertook the majority of development activities during 2001 and were paid technical consulting fees totalling $36,000 as compared to $49,000 in 2000. A $12,000 royalty payment was made for the AVFS rights.

Liquidity
---------

During the six months ended October 31, 2001, we financed our operations mainly through a units private placement which resulted in cash subscriptions of $99,300. The amounts owing to affiliates increased by $62,000 to $433,000, are unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

As at October 31, 2001 we had a cash deficiency of $4,000 and other current liabilities of $668,000 for a working capital deficit of $672,000. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. The Company receives interim support from its ultimate parent company.

To December 10, 2001 the Company has raised proceeds of $182,800 ($171,300 raised to October 31, 2001) through a units private placement at $0.25 per unit. Each unit will consist of one share and one warrant to purchase an additional share at a price of $0.30 for a period of one year from the date of receipt of funds. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

We also plan to raise funds through loans from a controlling shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns 5,186,200 shares, having an approximate current market value of $1,503,989, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

             None.

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


Dated:  December 14, 2001          REGI  U.S.,  INC.


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