Form 10QSB
period 2002-01-31
REGI U S INC
filed 2002-03-21
CIK 922330

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2002
                      ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File No. 0-23920
                    -------

                                   REGI U.S., Inc.
                 ---------------------------------------------------
                   (Name of Small Business Issuer in its Charter)

Oregon                                                                91-1580146
------                                                                ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification No)

                                  #120-3011 Viking Way
                             Richmond, BC  V6V 1W1 Canada
                 ---------------------------------------------------
                      (Address of Principal Executive Offices)

                                     (604) 278-5996
                 ---------------------------------------------------
                               Issuer's Telephone Number


                 ---------------------------------------------------
            (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1)   Yes     X     No          (2)   Yes     X      No
                   -------     -------             -------      -------

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  March 15, 2002
                           Common - 11,287,935 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format      Yes          No    X
                                                    -------    -------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                                REGI U.S. Inc.
                         (A Development Stage Company)
                         Interim Financial Statements
                               January 31, 2002
                                   (Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                      January 31,     April 30,
                                                         2002            2001
                                                          $               $
                                                      (unaudited)     (audited)

Assets

Fixed Assets (Note 3)                                     1,117           2,479

Long-Lived Assets (Note 4)                               78,858          81,947
--------------------------------------------------------------------------------
Total Assets                                             79,975          84,426
================================================================================

Liabilities and Stockholders' Equity

Current Liabilities

   Cheques issued in excess of funds on deposit           1,512           1,466
   Accounts payable                                     128,377         115,243
   Accrued liabilities                                  133,790         129,320
   Due to affiliates (Note 6)                           357,126         371,819
--------------------------------------------------------------------------------
Total Liabilities                                       620,805         617,848
--------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock (Note 5), 20,000,000 shares authorized
without par value; 10,221,735 shares issued and
outstanding respectively                              4,512,249       4,512,249

Common Stock Paid For But Unissued (1,066,200
shares issued at $0.25 per share on March 6, 2002)      266,550          72,000

Stock Based Compensation                                 36,229          33,917

Deficit Accumulated During the Development Stage     (5,355,858)     (5,151,588)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                            (540,830)       (533,422)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit              79,975          84,426
================================================================================

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                         Accumulated
                                            from
                                        July 27, 1992
                                         (Inception)      Three Months Ended          Nine Months Ended
                                        to January 31,        January 31,                 January 31,
                                            2002          2002          2001          2002          2001
                                             $             $             $             $             $
Revenues                                      -             -             -             -             -
----------------------------------------------------------------------------------------------------------

Administrative Expenses

   Bank charges and interest                 9,492           130           306           736           988
   Foreign exchange                          3,688         1,315           360          (259)         (361)
   Interest on debentures                   12,593          -             -             -              224
   Investor relations - advertising        315,929          -            1,044          -            7,262
   Investor relations - consulting         732,667         5,514        11,349        67,792        38,439
   Office, rent and telephone              154,471         3,049           477        10,003           792
   Professional fees                       341,485         3,112         9,841        17,922        13,165
   Transfer agent and regulatory fees       95,442           237         5,469          (530)        7,170
   Travel                                   12,722          -             -            1,048          -
   Less: interest and other income         (16,788)         -             -              (33)         -
----------------------------------------------------------------------------------------------------------
                                         1,661,701        13,357        28,846        96,679        67,679
----------------------------------------------------------------------------------------------------------

Research and Development Expenses

   Intellectual property written-off       566,145          -             -             -             -
   Amortization of capital assets          113,480         1,741         6,355         5,177        18,825
   Market development                       92,782          -             -             -             -
   Professional fees                        73,904          -             -             -             -
   Project management                      272,500         7,500         7,500        22,500        22,500
   Project overhead                        213,388         7,620           600        21,090         9,600
   Prototype design and construction     1,389,350           440        19,547         4,758        96,888
   Royalties                               105,000         6,000         6,000        18,000        18,000
   Technical consulting                    519,088         8,000        24,000        44,282        73,000
   Technical reports                        24,364          -             -            2,244          -
   Technical salaries                      169,467          -             -             -             -
   Travel                                  154,689          -              600       (10,460)        1,100
----------------------------------------------------------------------------------------------------------
                                         3,694,157        31,301        64,602       107,591       239,913
----------------------------------------------------------------------------------------------------------
Net Loss for the Period                 (5,355,858)      (44,658)      (93,448)     (204,270)     (307,592)
==========================================================================================================
Loss Per Share - Basic                                      (.01)         (.01)         (.02)         (.03)
==========================================================================================================
Weighted Average Shares Outstanding                   10,222,000    10,220,000    10,222,000    10,219,000
==========================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                         Nine Months Ended
                                                             January 31,
                                                          2002            2001
                                                           $               $

Cash Flows from Operating Activities
   Net loss                                            (204,270)       (307,592)

Adjustment to reconcile net loss to cash
   Amortization                                           5,177          18,825
   Stock based compensation                               2,312          22,265

Change in non-cash working capital items
   Increase in accounts payable and accrued liabilities  17,604           4,495
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities                  (179,177)       (262,007)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Increase in common stock subscribed for              194,550           9,000
   (Decrease) increase in due to affiliates             (14,693)        322,900
   Redemption of convertible debentures                    -            (50,000)
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities               179,857         281,900
--------------------------------------------------------------------------------

Cash Flows to Investing Activities
   Patent protection costs                                 (726)        (14,757)
--------------------------------------------------------------------------------
Net Cash Used by Investing Activities                      (726)        (14,757)
--------------------------------------------------------------------------------
Increase (decrease) in cash                                 (46)          5,136

Cash (deficiency) - beginning of period                  (1,466)         (4,853)
--------------------------------------------------------------------------------
Cash (deficiency) - end of period                        (1,512)            283
================================================================================
Non-Cash Financing Activities                              -               -
================================================================================

Supplemental Disclosures
   Interest paid                                           -                224
   Income tax paid                                         -               -

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

     The Company has cancelled the world-wide marketing and intellectual rights to the Air/Vapor Flow System ("AVFS").

     See Note 4(e) for acquisition of hydrogen separator technology.

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $620,755. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

     The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings.

     To January 31, 2002 the Company has raised proceeds of $266,550 through a completed units private placement of 1,066,200 units at $0.25 per unit. These units were issued March 6, 2002. Each unit consisted of one share and one warrant to purchase an additional share at a price of $0.30 for a period of one year from the date of receipt of funds. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The common stock issued has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and were sold pursuant to exemptions from registration.

     The Company plans to raise funds through loans from a shareholder Rand Energy Group Inc. Rand Energy Group Inc. owns approximately 50% of shares of the Company, having an approximate current market value of $1,000,000, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

     (b)  Long-Lived Assets

          Costs to register and protect patents and to acquire rights are capitalized as incurred. These costs are being amortized on a straight line basis over 20 years. Long-lived assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the long-lived could be sold in a current transaction between willing parties.

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


3.   Fixed Assets

                                                                              January 31,     April 30,
                                                                                 2002           2001
                                                               Accumulated     Net Book       Net Book
                                                     Cost      Amortization      Value         Value
                                                      $             $              $             $
                                                                              (unaudited)     (audited)
Computer equipment                               5,452         4,335          1,117          2,479
-------------------------------------------------------------------------------------------------------

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.   Long-Lived Assets

                                                                              January 31,     April 30,
                                                                                 2002           2001
                                                               Accumulated     Net Book       Net Book
                                                     Cost      Amortization      Value         Value
                                                      $             $              $             $
                                                                              (unaudited)     (audited)
Patents - RC/DC Engine                            89,160       22,667         66,493         69,241
Patents - AVFS                                     6,619          942          5,677          5,926
AVFS rights ((d) below)                           65,606       65,605              1              1
Patents/rights-Hydrogen separator                  7,123          436          6,687          6,779
-------------------------------------------------------------------------------------------------------
                                                 168,508       89,650         78,858         81,947
=======================================================================================================

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

     (d) On February 4, 2002 the Company terminated the agreement for the Air/ Vapor Flow System "AVFS" due to the unavailability of receiving a patent on the technology.

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.   Common Stock

     (a)  Warrants outstanding

          There are warrants outstanding to acquire 830,767 shares exercisable at $0.50 per share expiring August 31, 2001. These warrants have been extended. As of March 6, 2002 there are a further 1,066,200 warrants outstanding to purchase 1,066,200 shares at $0.30 per share expiring one year after receipt of funds.

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

          The weighted average number of shares under option and option price for the nine months ended January 31, 2002 is as follows:

                                                                            Weighted
                                                                            Average
                                           Shares        Weighted          Remaining
                                           Under         Average            Life of
                                           Option         Option            Options
                                             #           Price $            (Months)
Beginning of period - April 30, 2001    1,485,000         0.59                50
                                                                              -----
Granted                                      -             -
Exercised                                    -             -
Cancelled                                    -             -
Lapsed                                       -             -
                                        ---------         ----
End of period - January 31, 2002        1,485,000         0.59                41
                                        =========         ====                =====

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the nine months ended January 31, 2002 and 2001 would have been as follows:

                                                         2002             2001
                                                          $                $
     Net loss
        As reported                                   (204,270)        (307,592)
        Pro forma                                     (284,535)        (321,325)

     Basic net loss per share
        As reported                                       (.02)            (.03)
        Pro forma                                         (.03)            (.03)

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

Forward Looking Statements
--------------------------

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

In fiscal 1998, we acquired the U.S. and world-wide rights (except Canada) to an Air/Vapour Flow System "AVFS". We will pay to the inventor 8.5% on net sales derived from the AVFS. The inventor will also receive a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly. The Company has subsequently terminated the AVFS agreement with the inventor due to unavailability of receiving a patent on the technology.

In October 2000, Reg Technologies Inc. entered into an agreement with GHM Inc., a privately owned company located in Maryland, to acquire a 50% interest in the rights to the H2O hydrogen separator technology (the "Technology"). The Technology is based on a unique system for extracting hydrogen from water. The Company will own the U.S. rights and Reg Technologies Inc. will own the worldwide rights excluding the U.S. In consideration for these rights, Reg Technologies Inc. has paid US$1,000 and has applied for a patent in the U.S. for the hydrogen separator technology. Reg Technologies Inc. is also building a prototype of the hydrogen separator technology as designed by GHM. The Company has not exercised the option to purchase an additional 50% interest in the H2O hydrogen separator technology.

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totalling $5,356,000 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our working capital deficit is $621,000. Our only assets are our long-lived assets, being patents and intellectual property rights, totalling $79,000, which represents 99% of total assets. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Progress Report from August 1, 2001 to March 15, 2002
-----------------------------------------------------

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

     RAND CAM(TM) FUEL CELL AIR COMPRESSOR - The prototype air compressor requested by a major fuel cell manufacturer has been fabricated and is currently undergoing additional testing at REGI U.S.'s facility in Columbus, Indiana. At the completion of this effort the compressor will be delivered to a compressor manufacturer for evaluation and testing as a first step towards this manufacturer becoming a licensee to manufacture compressors for our applications.

     RAND CAM(TM) DIESEL ENGINES - REGI has collaborated with a major ceramics supplier to bid on a Government sponsored research program for a small ceramic Diesel engine. The Navy contract was successfully rewarded to Advanced Ceramics Research and REGI to build a Rand Cam ceramic engine for remote piloted vehicles (RPV's).

     A project to update the existing 125 horsepower Rand Cam(TM) Diesel engine to incorporate the latest technology, "Winged Rotor Concept" currently being negotiated with several joint venture partners. This project is planned to be financed completely with outside funding or the joint venture partner.

     RAND CAM(TM) AIR CONDITIONING COMPRESSOR - As previously reported the air conditioning compressor for heavy-duty bus applications was completed and delivered to the Trans Air Manufacturing Company for testing. Unfortunately, the testing has not been started. Pat Badgley has recently visited this company and was assured that Trans Air is still VERY interested in the compressor and will start the testing now that the busy season for their industry is coming to a close.

     RAND CAM(TM) COLD TURBINE ENGINES - Designs have been completed for three different applications of this new engine concept. The Cold Turbine is the use of a positive displacement RAND CAM(TM) compressor and a positive displacement RAND CAM(TM) expander in a Brayton cycle (gas turbine) machine. Much interest is being shown in this technology following both our press release and a recent article in Ward's Engine Update. The Company is negotiating a license agreement for the generator applications using the Rand Cam Cold Turbine technology.

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

On November 14, 2001 we announced that we had agreed to assist ColTec, Inc. to prepare and submit a proposal as the prime contractor to a military contract to undertake an initial two year high power development phase proposal for the Rand Cam(TM) Diesel engine. REGI has agreed that upon an award of the military contract to ColTec, ColTec will be granted a non-exclusive license for applications under the said military contract in consideration for $100,000 U.S. initial royalty fee and a 5% royalty fee of the purchase price for each engine sold to the military. Patrick Badgley, our Chief Engineer, stated that he is very pleased that we are working with ColTec's team of creative, high energy engineers with over 50 years combined expertise in the internal combustion, gas turbine, and rotary engine development and engineering services. ColTec has subsequently received notice that their proposal was rejected.

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

REGI U.S., Inc. is currently in negotiations with Advanced Ceramics Research to license the Ceramic Rand Cam(TM) Engine for commercial and U.S. Navy applications for this type of engine whereby REGI U.S., Inc. will receive 30% of the Phase I budget and 50% of the Phase II budget when awarded. The contract should start before the end of the calendar year. The total Phase I and Phase II budgets is expected to total $850,000.

Results of operations for the nine months ended January 31, 2002 ("2002") compared to the nine months ended January 31, 2001 ("2001").
                            ------------------------------

There were no revenues from product licensing during the periods.

The net loss in 2002 decreased by $104,000 to $204,000 compared to $308,000 in 2001. Administrative expenses increased by $31,000 to $97,000 from $68,000 in 2001. This increase was a result of investor relations fees paid by shares of the Company owned by Rand Energy Group Inc. with a value of $55,000.

Ongoing research and development activities took place during 2002. Research and development decreased by $132,000 to $108,000 as compared to $240,000 in 2001. Paul LaMarche and Patrick Badgley undertook the majority of development activities during 2002 and were paid technical consulting fees totalling $44,000 as compared to $73,000 in 2001. An $18,000 royalty payment was made for the AVFS rights.

Liquidity
---------

During the nine months ended January 31, 2002, we financed our operations mainly through a units private placement which resulted in cash subscriptions of $194,550. The amounts owing to affiliates decreased by $15,000 to $357,000, are unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

As at January 31, 2002 we had a cash deficiency of $1,500 and other current liabilities of $619,000 for a working capital deficit of $621,000. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. The Company receives interim support from its ultimate parent company.

To January 31, 2002 the Company has raised proceeds of $266,550 through a completed units private placement of 1,066,200 units at $0.25 per unit. These units were issued March 6, 2002. Each unit consisted of one share and one warrant to purchase an additional share at a price of $0.30 for a period of one year from the date of receipt of funds. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The common stock issued has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and were sold pursuant to exemptions from registration.

The Company plans to raise funds through loans from a shareholder Rand Energy Group Inc. Rand Energy Group Inc. owns approximately 50% of shares of the Company, having an approximate current market value of $1,000,000, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

After completing the offering, there will continue to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

PART II   Other Information

Item 1.   Legal Proceedings
-------   -----------------

          None

Item 2.   Changes in Securities
-------   ----------------------

          None

Item 3.   Defaults upon Senior Securities
-------   -------------------------------

          None

Item 4.   Submissions of Matters to a Vote of Security Holders
-------   ----------------------------------------------------

          None.

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and Reports on Form 8K
-------   -------------------------------

          None

                                  Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 19, 2002              REGI U.S., INC.


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