Form 10KSB
period 2002-04-30
REGI U S INC
filed 2002-08-16
CIK 922330

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                      -------------------------------

                                FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934

                   For the Fiscal Year Ended April 30, 2002

                         COMMISSION FILE NO. 0-23920

                      -------------------------------

                               REGI U.S., INC.
                      -------------------------------
      (Name of small business issuer as specified in its charter)

          OREGON                                       91-1580146
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

                            120 - 3011 VIKING WAY
                   RICHMOND, BRITISH COLUMBIA V6V 1W1, CANADA
                   ------------------------------------------
 (Address, including postal code, of registrant's principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   [X] Yes  [ ]  No

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2002, computed by reference to the price at which the stock was sold on that date: $1,240,544.

The number of shares outstanding of the registrant's Common Stock, no par value, as of July 31, 2002 was 11,287,935.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X).

                               REGI U.S., INC.
                                 FORM 10-KSB
                             TABLE OF CONTENTS

PART I                                                                        5
   ITEM 1.  DESCRIPTION OF BUSINESS                                           5
      GENERAL                                                                 5
      BUSINESS OF THE COMPANY AND PRODUCTS                                    6
        Overview and History                                                  6
      PRODUCTS AND PROJECTS                                                   8
        Rand Cam Technology                                                   8
        Rand Cam Cold Turbine Engine                                          8
        Gasoline and Diesel Engine                                            8
        Motor Scooter Project                                                 9
        Compressor                                                            9
        Air Pump                                                              10
        Hydraulic Pump                                                        10
        Hydrogen Separator                                                    10
        Ceramic Rand Cam TM Engine                                            10
      MARKETING                                                               12
      COMPETITION                                                             13
      RAW MATERIALS AND PRINCIPAL SUPPLIERS                                   13
      PATENTS, TRADEMARKS, LICENCES, FRANCHISES, CONCESSIONS, ROYALTY
       AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION                        13
        Patents                                                               13
        Royalty Payments                                                      14
      RISK FACTORS                                                            14
      GOVERNMENT REGULATIONS                                                  17
      DEPENDENCE ON CERTAIN CUSTOMERS                                         17
      RESEARCH AND DEVELOPMENT                                                17
      COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS                 18
      NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES             18
   ITEM 2.  DESCRIPTION OF PROPERTY                                           18


   ITEM 3.  LEGAL PROCEEDINGS                                                 18
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18
PART II                                                                       19
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          19
      DIVIDEND POLICY                                                         19
      RECENT SALES OF UNREGISTERED SECURITIES                                 19
   ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS        19
      LIQUIDITY AND CAPITAL RESOURCES                                         20
   ITEM 7.  FINANCIAL STATEMENTS                                              21
   ITEM 8.  CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING
    AND FINANCIAL DISCLOSURE                                                  21

PART III                                                                      21
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.                       21
      BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OF DIRECTORS,
       EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES                           22
   ITEM 10. EXECUTIVE COMPENSATION                                            24
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    25
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    27
   ITEM 13(a). EXHIBITS.                                                      28
   ITEM 13(b). REPORTS ON FORM 8-K.                                           29
   SIGNATURES                                                                 30

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

Our principal offices are located at 3011 Viking Way, Suite 120, Richmond, British Columbia V6V 1X1, Canada. Our telephone number is (604) 278-5996 and our telefacsimile number is (604) 278-3409. Our website is www.regtech.com.
                                                       ---------------

We will likely need to raise additional capital in the future beyond any amount currently on hand and which may become available as a result of the exercise of warrants and options which are currently outstanding, in order to fully implement our intended plan of operations.

BUSINESS OF THE COMPANY AND PRODUCTS

Overview and History

We are engaged in the business of developing and building an improved axial vane-type rotary engine known as the Rand Cam TM Direct Charge ("RC/DC") Engine, which is a variation of the Original Engine. The Original Engine is an axial vane rotary engine, the worldwide marketing rights to which are held by RAND. A United States patent was issued for the RC/DC Engine on July 4, 1995, and assigned to us. Since no marketable product has yet been developed, we have not received any revenues from operations.

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

A final provision of the April 1993 Agreement assigned and transferred ownership of any patents, inventions, copyrights, know-how, technical data, and related types of intellectual property conceived, developed or created by RAND or its associated companies either to us which results or derives from the direct or indirect use of the Original Engine and/or RC/DC Engine technologies by RAND.

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

We are currently testing prototypes for several products. Our strategy is to develop engines and compressors for low to medium horsepower applications, then apply the Technology to larger applications. We have licensed the Technology for several projects. The licensee's have agreed to fund their projects for research and development of the specific applications. To date, we have completed three license agreements with Advanced Ceramics for 10 H.P. or less for remote piloted vehicles, a license agreement with Radian MILPARTS for greater than 10 H.P. for military applications and to Rotary Power International for Generator applications.

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

On July 12, 2001 we announced that our Engineer, Patrick Badgley, has completed a proposal to build a residential Cold Turbine Rand Cam generator. The self-contained residential power plant will be capable of providing 100% of the power needs of a modern luxury residence and would run on natural gas, propane or diesel fuel. The 25kW Rand Cam power plant would run at 3600 rpm, be extremely quiet, only 18 inches in overall diameter and would weigh 110 lbs. Designs have been completed for three different applications of this new engine concept. The Cold Turbine is the use of a positive displacement RAND CAM(TM) compressor and a positive displacement RAND CAM(TM) expander in a Brayton cycle (gas turbine) machine. Much interest is being shown in this technology following both our press release and a recent article in Ward's Engine Update.

Rotary Power International has been granted a license agreement for the power generator applications.

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

Motor Scooter Project

The motor scooter project was successfully tested by Paul LaMarche, our engineer in Detroit, Michigan. Additional testing is proposed to prove the concept to potential interested customers.

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

On August 21, 2001 we announced that the prototype air compressor requested by a major fuel cell manufacturer has been fabricated and is currently undergoing additional testing at REGI U.S.'s facility in Detroit. At the completion of this effort the compressor will be delivered to a compressor manufacturer for evaluation and testing as a first step towards this manufacturer becoming a licensee to manufacture compressors for our applications.

Air Pump

On September 21, 2000 we announced that Paul LaMarche, a director and Vice President of Engineering, completed a series of feasibility tests on the Rand Cam air pump for the Lumbar seat application in automobiles. The Rand Cam air pump was tested without lubrication and filled the lumbar chamber in less than four (4) seconds, which is less than required by the specifications, at only 6,600 rpm. To date, production costs and manufacturing techniques have not been completed.

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

In consideration for a 50% interest for the rights to the Hydrogen Separator Technology Reg Technologies, Inc. ("Reg") agrees that we shall apply for a patent in the U.S. for the Hydrogen Separator Technology at Reg's expense; and Reg agrees to build a prototype of the Hydrogen Separator Technology as designed by GHM, Inc. We declined the option to purchase an additional 50% interest. To date, patent confirmation has not been received by Reg.

Ceramic Rand Cam TM Engine

On December 6, 2001 we announced that a U.S. Navy contract (SBIR No1-144) has been awarded to Advanced Ceramics Research (prime contractor) and REGI U.S., Inc. to build and test a Naval 0.5 horsepower ceramic engine. The proposed engine is a four stroke Rand Cam engine utilizing continuous injection and combustion in a single combustion chamber. The engine will be of all ceramic construction to permit high temperature operation, without cooling, to effectively burn heavy oil. This new motor will be developed for powering the U.S. Navy's new Smart War-fighter Array of Re-configurable Modules (SWARM) low cost unmanned aerial vehicle.

On April 4, 2002 we announced that we signed an agreement to grant a license to Advanced Ceramics Research, Inc. ("ACR") for the Rand Cam based motors for 10 H.P. or less for the SBIR No 1-144 Navy Contract for the remote piloted applications. We agreed that a 5 year contract will also be granted to ACR for the Rand Cam concept motors for the commercial and military rights for the applications developed under the Navy contract for 10 H.P or less.

We will receive a royalty fee of 5% of the purchase price for the commercial and Navy applications. We also receive 30% of the Navy phase I contract and 50% of the phase II contract which is typically $50,000 to $100,000 for Phase I and $500,000 to $750,000 for Phase II. Phase I has been completed by Advanced Ceramics.

Progress Report from May 1, 2001 to April 30, 2002

On June 28, 2001 we reported that the air pump for the fuel cell has been assembled and testing has commenced. The air pump was designed for the 1KW fuel cell and is to be further tested by a potential customer at their facilities. Reg Technologies, Inc. also has agreed to build a Rand Cam compressor for several applications in the air, hydrogen and natural gas compressor requirements for fuel cell applications

On August 21, 2001, we reported progress on the Rand Cam Air Conditioning Compressor. We previously reported the air conditioning compressor for heavy-duty bus applications was completed and delivered to the Trans Air Manufacturing Company for testing in January of this year. Unfortunately, the testing has not been started. Pat Badgley previously visited this company and was assured that Trans Air is still very interested in the compressor and will start the testing now that the busy season for their industry is coming to a close.

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

We also announced that Stodd International, Mr. Stoddart's company, was appointed as agent for REGI U.S., Inc. to raise up to $6 million (U.S.) on a non-exclusive basis. A 5% agents fee of the total funds received from contacts introduced by Stodd International will be paid for funds raised, license fees, royalty payments and contract fees. We believe that Mr. Stoddart's extensive expertise in government relations and advanced technologies marketing will be a valuable asset to marketing the Rand Cam(TM) projects and raising substantial funds for REGI U.S., Inc.

Our Rand Cam(TM) technology was exhibited at the GSE Expo (Ground Support Equipment Expo http://www.gseexpo.com) in Las Vegas at the Rio Hotel and Convention Center on October 23-25, 2001. Our booth was well attended.

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

On April 4, 2002 we announced that we signed an agreement to grant a license to Advanced Ceramics Research, Inc. ("ACR") for the Rand Cam based motors for 10 H.P. or less for the SBIR No 1-144 Navy Contract for the remote piloted applications.

A 5 year contract will also be granted to ACR for the Rand Cam concept motors for the commercial and military rights for the applications developed under the Navy contract for 10 H.P or less. We will receive a royalty fee of 5% of the purchase price for the commercial and Navy applications. REGI U.S., Inc. also receives 30% of the Navy phase I contract and 50% of the phase II contract which is typically $50,000 to $100,000 for Phase I and $500,000 to $750,000 for Phase II.

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

The following marketing activities are all currently underway:

AIR CONDITIONING COMPRESSOR - An agreement with Trans Air Manufacturers has been completed to use the Rand Cam(TM) compressor in air conditioning units in bus applications. We have delivered a compressor prototype for testing. We are awaiting test results from Trans Air.

AIR PUMP - A prototype air pump for a Fuel Cell Application has been completed and will be delivered to the Fuel Cell manufacturer for testing soon.

DIESEL ENGINE - Efforts are underway to obtain funding for modifications of the existing Diesel engine to incorporate the latest winged rotor technology and incorporate extensive thermal barrier coatings. Also several new aircraft engine designs have been completed for aircraft applications ranging from 1 to over 400 horsepower for interested potential customers. We have signed a license agreement with Advanced Ceramics and Radian MILPARTS to further develop our Rand Cam Technology for diesel engine applications.

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

Pursuant to our agreement with Weston, we agreed to pay to Weston 8.5% of net sales derived from the AVFS together with a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly. This agreement was terminated February 4, 2002.

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

Developmental Stage Company. We were incorporated on July 27, 1992. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $559,000. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

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

Need for Additional Capital. We rely on our ability to raise capital through the sale of our securities. Our the ultimate success will depend upon our ability to raise additional capital or to have other parties bear a portion of the required costs to further develop or exploit the potential market for our products. REG Tech and REGI have agreed to provide the necessary funds for the development of the RC/DC Diesel Engine prototypes and our other operations until joint venture or license agreements can be completed.

Dependence on Consultants and Outside Manufacturing Facilities. Since our present plans do not provide for a significant technical staff or the establishment of manufacturing facilities, we will be primarily dependent on others to perform these functions and to provide the requisite expertise and quality control. There is no assurance that such persons or institutions will be available when needed at affordable prices. It will likely cost more to have independent companies do research and manufacturing than for us to handle these resources.

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

Competition. While not a highly competitive business in terms of numbers of competitors, the business of developing engines of a new design and attempting to either license or produce them is nonetheless difficult because most existing engine producers are large, well financed companies which are very concerned about maintaining their market position. There is no assurance that we will be successful in meeting or overcoming our current or future competition.

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

History of Losses. We have a history of operating losses, and an accumulated deficit, as of April 30, 2002, of $5,308,000. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Control by Current Insiders. 6,017,850 common shares, not including currently exercisable options or warrants, are owned by current insiders representing control of approximately 53.31% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

Indemnification of Officers and Directors for Securities Liabilities. Our
Bylaws provide that we may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Oregon Business Corporation Act. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. This could result in substantial expenditures by us and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by us as a result of their actions. Further, we have been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the 1933 Act and is therefore, unenforceable.

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

During the last two fiscal years, we spent $627,000 on research and development.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2002, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "RGUS" where it has been traded since September 21, 1994. The Common Stock has traded between $0.09 and $6.75 per share since that date.

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                              Bid Price     Asked Price
                                           High $   Low $   High $   Low $
Quarter Ended July 31, 2000                .78125   .375    .96875    .5
Quarter Ended October 31, 2000             .53125   .25     .5625     .3125
Quarter Ended January 31, 2001            1.25      .375   1.28125    .5
Quarter Ended April 30, 2001               .53125   .3      .65625    .375
Quarter Ended July 31, 2001                .36      .25     .4        .26
Quarter Ended October 31, 2001             .46      .16     .47       .21
Quarter Ended January 31, 2002             .28      .15     .29       .20
Quarter Ended April 30, 2002               .22      .17     .30       .19
Quarter Ended July 31, 2002                .21      .07     .22       .11

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of July 31, 2002, there were 11,287,935 shares of Common Stock outstanding, held by 238 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. See Note 5(d) to our audited financial statements for the fiscal year ended April 30, 2002 for more information on recent sales of unregistered securities.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the "RC/DC Engine").

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totaling $5,308,000 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our working capital deficit is $559,000. Our only assets are our intangible assets, being patents and intellectual property rights, totaling $67,000 which represents 83% of total assets. These factors raise doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

During the year, we raised a further $194,550 in addition to the $72,000 raised in 2001, pursuant to a private placement of 1,066,000 units issued at $0.25 per unit. Each unit will contain one share and one warrant to acquire one additional share at $0.30 per share if exercised in year one after receipt of funds. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. We may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 830,767 shares and 1,066,200 shares priced at $0.50 per share and $0.30 per share respectively may be exercised to net $735,244. Options with respect to 1,485,000 shares at prices between $0.40 and $1.50 per share may be exercised to net $915,000.

Results of operations for the year ended April 30, 2002 ("2002") compared to the year ended April 30, 2001 ("2001")

There were no revenues from product licensing during 2002 and 2001.

The net loss in 2002 decreased by $653,000 to $156,000 compared to $809,000 in 2001. The decrease was due to a $579,000 decrease in research and development expenses and decrease of $74,000 in administrative expenses. The decrease in administrative expenses was mainly due to a decrease of the investors relations budget and accounts payable written off. All other administrative expenses were kept to a minimum amount of $35,000 from $30,000 in 2001. Professional fees made up $20,000 of the administrative expenses in 2002 as compared to $21,000 in 2001 which includes accounting, auditing and legal; we continue to use a consultant to perform the majority of legal work. The decrease of $579,000 in research and development was mainly attributed to a decrease in the write-off of our AVFS rights to $12,000 from $309,000, prototype design and construction contracts for outside contractors was decreased to $5,000 from $100,000, accounts payable write-off of $94,000 from nil, and consulting as described below. The majority of prototype construction and testing costs continues to be borne by potential licensees and manufacturers. We paid two in house consultants for technical prototype design consulting amounting to $37,000 compared to $97,000 in 2001, which was mainly conducted by Paul LaMarche and Patrick Badgley, Vice President of Research and Development. See above progress reports for research and development activity conducted during the year.

LIQUIDITY AND CAPITAL RESOURCES

During 2002, we financed our operations mainly through subscription proceeds of $194,550 towards a private placement of units at $0.25 per unit.

We received funding in 2002 from our affiliated companies (common directors) and our 44.94% shareholder, Rand Energy Group, Inc. and our 51% shareholder Reg Technologies Inc. These companies advanced, or paid expenses on behalf of, $101,000 during 2002. These amounts owing are now $473,000 or 83% of total current liabilities, are unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

The loss for the year of $156,000 included ($75,000) of non-cash items being $7,000 for amortization of capital and intangible assets, $3,000 for stock based compensation, $12,000 for the write-off of intangible assets, and ($97,000) for accounts payable written off.

As at April 30, 2002, we had a cash deficiency of $2,000 and other current liabilities of $97,000. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a controlling shareholder (REGI). REGI owns 5,073,200 shares and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

ITEM 8. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name                 Age    Position

John G. Robertson    61     Director, Chairman of the Board of Directors,
                            President and Chief Executive Officer
Jennifer Lorette     30     Director, Vice-President and Chief Financial Officer
James Vandeberg      59     Director and Chief Operating Officer
Patrick Badgley      58     Vice-President, Research and Development

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

Jennifer Lorette - Vice President and Chief Financial Officer

Ms. Lorette became a member of the board of directors in January 2001. She has been our Vice President since June 1994, and was also previously Chief Financial Officer. Since April 1994 she has also been Vice President of Administration and Secretary for Reg Technologies, Inc., a British Columbia corporation listed on the Canadian Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since February 1995 Ms. Lorette has been Secretary/Treasurer and a director of IAS Communications Inc., an Oregon corporation traded on the OTC bulletin board. Since June 1997 Ms. Lorette has been Executive Vice President and a Director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board, and its predecessor. Since June 1994 Ms. Lorette has also been Vice President and Secretary of LinuxWixardry Stystems, Inc. Since November 1997 Ms. Lorette has been Vice President of Teryl Resources Corp., a public company trading on the Canadian Venture Exchange involved in gold, diamond, and oil and gas exploration. She also became a director in February 2001.

James L. Vandeberg - Chief Operating Officer and a Member of the Board of Directors

Mr. Vandeberg became a Director and Chief Operating Officer in November 1999. Mr. Vandeberg is a partner in the Seattle, Washington law firm of Ogden Murphy Wallace. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and is a director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board. He is also a director of IAS Communications, Inc. an Oregon corporation traded on the OTC bulletin board since November 1998. Mr. Vandeberg is also a director of LinuxWizardry Systems Inc., a British Columbia company traded on the OTC bulletin board. Mr.
Vandeberg is also a director of Cyber Merchants Exchange, Inc. since May 2001. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

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

ITEM 10. EXECUTIVE COMPENSATION

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson received no compensation from us in fiscal year 2002. Options to purchase 700,000 shares of our common stock granted on March 15, 2001, which replaced the 300,000 options which expired in January 2001, were repriced from $0.40 to $0.20 on May 10, 2002. No options were granted during fiscal 2002.

----------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                  Long-Term Compensation
                                                                       ----------------------------------------
                                                                                  Awards             Payouts
                                   -----------------------------------------------------------------------------------------
                                                              Other                     Securities                   All
                                                              Annual      Restricted  Underderlying                 Other
                                                             Compen-        Stock        Options/       LTIP(2)    Compen-
Name and                              Salary      Bonus      sation        Award(s)       SARs         Payouts     sation
Principal Position        Year         ($)         ($)        ($)            (#)          (#)            ($)         ($)
----------------------------------------------------------------------------------------------------------------------------
John G. Robertson,        2002           Nil         Nil       36,000 (3)    Nil        Nil             Nil         Nil
President and CEO         2001           Nil         Nil       36,000 (3)    Nil        700,000(4)      Nil         Nil
                          2000           Nil         Nil       36,000 (3)    Nil        Nil             Nil         Nil
----------------------------------------------------------------------------------------------------------------------------

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

(4) These options were granted on March 15, 2001 exercisable at a price of US$0.40 per share until March 15, 2006. On May 10, 2002, the exercise price of these options were reduced to $0.20 per share, with all other terms remaining the same.

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

The following table sets forth certain information with respect to options exercised during the fiscal year ended April 30, 2002 by our Chief Executive Officer, and with respect to unexercised options held by our Chief Executive Officer at the end of fiscal 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

--------------------------------------------------------------------------------
                                                  Number of        Value of
                                                 unexercised      unexercised
                                                  Options at    Options at Year
                                                  Years End          End (1)
--------------------------------------------------------------------------------
                   Shares Acquired    Value      Exercisable/    Exercisable/
Name               on exercise(#)   realized($) unexercisable   unexercisable
--------------------------------------------------------------------------------
John G. Robertson      -0-             -0-           700,000           -0-
--------------------------------------------------------------------------------


(1) The calculation of the value of unexercised options is based on the difference between the last sale price of $0.22 per share for our Common Stock on April 30, 2002, and the exercise price of each option (then $0.40), multiplied by the number of shares covered by the option.

We do not have any Long Term Incentive Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2002, our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

             Name                                  Class A Shares Owned         Percentage of
                                                                               Class A Shares
                                                                                    Owned
John G. Robertson, Chairman of the Board                  5,781,350                51.22%
of Directors, President and Director (1) (2)
The Watchtower Society (3)                                5,073,200                44.94%
James McCann (4)                                          5,073,200                44.94%
Rand Energy Group Inc. (5)                                5,073,200                44.94%
Jennifer Lorette, Vice President and Director                85,500                 *
(6)
James Vandeberg, Chief Operating Officer                     76,000                 *
and Director (7)
Patrick Badgley, Vice President, Research                    75,000                 *
and Development and Director (8)

ALL EXECUTIVE OFFICERS &                                  6,017,850                53.31%
DIRECTORS AS A GROUP (FOUR
INDIVIDUALS) (9)

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

*Less than one percent of the issued and outstanding on July 31, 2002 which was 11,287,935

(1) These individuals may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 5,073,200 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 700,000 options that are currently exercisable. Mr. Robertson's address is the same as the Company's.

(3) Includes 5,073,200 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(4) Includes 5,073,200 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(5) Rand Energy Group Inc. is owned 51% by Reg Technologies Inc. and 49% by Rand Cam Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Technologies Inc. and Rand Cam Engine Corp. could be considered the beneficial owner of the 5,073,200 shares registered in the name of Rand Energy Group Inc.

Reg Technologies Inc. is a British Columbia corporation listed on the Canadian Venture Exchange that has financed the research on the Rand Cam Engine since 1986. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 5,073,200 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

Rand Cam Engine Corp. is a privately held company whose stock is reportedly owned 50% by The Watchtower Society, a religious organization, 34% by James McCann and the balance by several other shareholders. Mr. McCann has indicated that he donated the shares held by The Watchtower Society to that organization but has retained a voting proxy for those shares. Accordingly, in Notes (3) and
(4) above, beneficial ownership of the 5,073,200 shares registered in the name of Rand Energy Group Inc. has been attributed to The Watchtower Society and Mr. McCann. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

(6) Includes 85,000 options that are currently exercisable. These 85,000 options were cancelled on May 10, 2002 and replaced with 150,000 options expiring May 10, 2007 at a price of $0.20 per share. Ms. Lorette's address is the same as the Company's.

(7) Includes 75,000 options that are currently exercisable. Mr. Vandeberg's address is Ogden Murphy Wallace, P.L.L.C., 1601 Fifth Avenue, Suite 2100, Seattle, Washington 98101-1686.

(8) Includes 75,000 options that are currently exercisable. Mr. Badgely's address is 2815 Franklin Drive, Columbus, Indiana, 47201.
..
(9) Includes 5,073,200 shares registered in the name of Rand Energy Group Inc. whose beneficial ownership is attributed to Mr. Robertson as set forth in Note
(2) above. See Note (5) above for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 935,000 options that are currently exercisable.

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

ITEM 13(a). EXHIBITS.

Number   Description
----------------------------------------------------------------------------
3.1      Articles of Incorporation                                           (1)
3.2      Article of Amendment changing name to REGI U.S., Inc.               (2)
3.3      By-Laws                                                             (1)
4.1      Specimen Share Certificate                                          (1)
4.2      Specimen Warrant Certificate                                        (1)
10.1     Consulting Agreement, dated December 1, 1999, between
         Regi U.S., Inc. and Patrick Badgley                                 (3)
10.2     Special Service Proposal, dated December 21, 1999, between
         Regi U.S. and ColTec, Inc                                           (3)
10.3     Agreement between Coltec and REGI dated October 2000                (4)

10.4     Agreement between REGI and Advanced Ceramics Research
           dated March 20, 2002
10.5 Agreement between Reg Technologies Inc., REGI U.S., Inc. and Rand Energy Group Inc. made as of April 24, 2002
23.1     Consent of Independent Auditors

(1) Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)   Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3) Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4) Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001.

Independent Auditor's Report                                                 F-1
Balance Sheets                                                               F-2
Statements of Operations                                                     F-3
Statements of Cash Flows                                                     F-4
Statement of Stockholders' Equity                                            F-5
Notes to the Financial Statements                                    F-7 to F-12

ITEM 13(b). REPORTS ON FORM 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGI U.S., INC.


                                        By: /s/ John G. Robertson
                                           ------------------------------------
                                           John G. Robertson, President
                                           Chief Executive Officer and Director


Dated: August 13, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                            Title                                Date
---------                        --------------                           ----

/s/ John G. Robertson            President, Chief                        8/13/02
--------------------------
(John G. Robertson)              Executive Officer and Director


/s/James Vandeberg               Chief Operating Officer and Director    8/13/02
--------------------------
(James Vandeberg)


/s/ Jennifer Lorette             Vice President and Director             8/13/02


--------------------------
(Jennifer Lorette)

                                   EXHIBIT INDEX

Number   Description                                                    Page
----------------------------------------------------------------------------
3.1      Articles of Incorporation                                           (1)
3.2      Article of Amendment changing name to REGI U.S., Inc.               (2)
3.3      By-Laws                                                             (1)
4.1      Specimen Share Certificate                                          (1)
4.2      Specimen Warrant Certificate                                        (1)
10.1     Consulting Agreement, dated December 1, 1999, between
         Regi U.S., Inc. and Patrick Badgley                                 (3)
10.2     Special Service Proposal, dated December 21, 1999, between
         Regi U.S. and ColTec, Inc                                           (3)
10.3     Agreement between Coltec and REGI dated October 2000                (4)
10.4     Agreement between REGI and Advanced Ceramics Research
           dated March 20, 2002                                         44
10.5     Agreement between Reg Technologies Inc., REGI U.S., Inc.
         and Rand Energy Group Inc. made as of April 24, 2002           46
23.1     Consent of Independent Auditors                                53


(1) Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)   Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)   Incorporated by reference from our 10-KSB for the fiscal year ended
      April 30, 2000.
(4)   Incorporated by reference from our 10-KSB for the fiscal year ended
      April 30, 2001.


Independent Auditor's Report                                                 F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Cash Flows                                                     F-4

Statement of Stockholders' Equity                                            F-5

Notes to the Financial Statements                                    F-7 to F-12

M A N N I N G  E L L I O T T                 11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7

C H A R T E R E D  A C C O U N T A N T S     Phone: 604.714.3600  Fax: 604.714.3669  Web: manningelliott.com


                         Independent Auditor's Report
                         ----------------------------


To the Stockholders and Board of Directors of REGI U.S., Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of REGI U.S., Inc. (A Development Stage Company) as of April 30, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the period from July 27, 1992 (Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of REGI U.S., Inc. (A Development Stage Company), as of April 30, 2002 and 2001, and the results of its operations and its cash flows for the period from July 27, 1992 (Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception and has a severe working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Manning Elliott



CHARTERED ACCOUNTANTS
Vancouver, Canada
August 2, 2002

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

                                                                April 30,
                                                            2002         2001
                                                             $            $

Assets

Current Assets

   Accounts receivable                                      13,400         -
-------------------------------------------------------------------------------
Total Current Assets                                        13,400         -

Property, Plant and Equipment (Note 3)                         664        2,479

Long-Lived Assets (Note 4)                                  66,920       81,947
-------------------------------------------------------------------------------
Total Assets                                                80,984       84,426
===============================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

   Cheques issued in excess of funds on deposit              2,256        1,466
   Accounts payable                                         87,952      115,243
   Accrued liabilities                                       9,500      129,320
   Due to affiliates (Note 6)                              473,155      371,819
-------------------------------------------------------------------------------
Total Current Liabilities                                  572,863      617,848
-------------------------------------------------------------------------------

Commitments and Contingent Liabilities (Notes 1 and 7)

Stockholders' Deficit

Common Stock (Note 5), 20,000,000 shares authorized
  without par value;
   11,287,935 and 10,221,735 shares issued and
      outstanding respectively                           4,778,799    4,512,249

Common Stock Paid For But Unissued (Note 5(d))                -          72,000

Stock Based Compensation                                    37,000       33,917

Deficit Accumulated During the Development Stage        (5,307,678)  (5,151,588)
-------------------------------------------------------------------------------
Total Stockholders' Deficit                               (491,879)    (533,422)
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                 80,984       84,426
===============================================================================

  (The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

                                               Accumulated from
                                                 July 27, 1992
                                                  (Inception)
                                                  To April 30,            April 30,
                                                      2002           2002           2001
                                                       $              $              $
Revenues                                                -              -              -
------------------------------------------------------------------------------------------
Administrative Expenses

   Bank charges                                        9,663            907          1,236
   Foreign exchange                                    3,852            (95)          (349)
   Interest on debentures                             12,593           -               224
   Investor relations - publications                 315,929           -            11,092
   Investor relations - consulting                   776,245        111,370        164,569
   Office, rent and telephone                        155,993         11,525            847
   Professional fees                                 343,418         19,855         20,713
   Transfer agent and regulatory fees                 98,173          2,201          7,390
   Travel                                             12,722          1,048           -
   Less: interest                                    (16,788)           (33)            (8)
         accounts payable written off                (14,554)       (14,554)          -
------------------------------------------------------------------------------------------
                                                   1,697,246        132,224        205,714
------------------------------------------------------------------------------------------

Research and Development Expenses

   Intellectual property (Note 4)                    578,509         12,364        309,145
   Amortization                                      115,242          6,939         25,241
   Market development                                 92,782           -              -
   Professional fees                                  73,904           -              -
   Project management                                280,000         30,000         30,000
   Project overhead                                  209,588         17,290         15,652
   Prototype design and construction contracts     1,389,350          4,758        100,486
   Royalties                                          93,000          6,000         24,000
   Technical prototype design consulting             511,738         36,932         97,000
   Technical reports                                  24,364          2,244           -
   Technical salaries                                169,467           -              -
   Travel                                            166,886          1,737          1,443
   Less: accounts payable written off                (94,398)       (94,398)          -
------------------------------------------------------------------------------------------
                                                   3,610,432         23,866        602,967
------------------------------------------------------------------------------------------
Net Loss for the Year                              5,307,678        156,090        808,681
==========================================================================================
Loss Per Share - Basic                                                 (.02)          (.08)
==========================================================================================
Weighted Average Shares Outstanding                              10,399,000     10,218,000
==========================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

  (The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                    Accumulated from
                                                      July 27, 1992
                                                       (Inception)

                                                       To April 30,            April 30,
                                                           2002           2002           2001
                                                            $              $              $
Cash Flows to Operating Activities

Net loss                                               (5,307,678)     (156,090)      (808,681)

Adjustments to reconcile net loss to cash

   Amortization                                           115,242         6,939         25,241
   Intellectual property written off                      578,509        12,364        309,145
   Stock based compensation                               278,296         3,083         18,500
   Accounts payable written off                           (96,755)      (96,755)          -

Change in non-cash working capital items

   Increase in accounts receivable                        (13,400)      (13,400)          -
   Increase (decrease) in accounts payable and
     accrued liabilities                                  202,363       (67,202)       181,311
----------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                  (4,243,423)     (311,061)      (274,484)
----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

   Increase in common stock                             4,167,252       194,550         74,000
   Redemption of convertible debentures                      -             -           (50,000)
   Increase (decrease) in due to affiliates               290,001       118,182        273,415
----------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities               4,457,253       312,732        297,415
----------------------------------------------------------------------------------------------
Cash Flows to Investing Activities

   (Increase) in property, plant and equipment            (24,947)         -              -
   (Increase) in patent protection costs                 (191,139)       (2,461)       (19,544)
----------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                    (216,086)       (2,461)       (19,544)
----------------------------------------------------------------------------------------------
Increase (decrease) in cash                                (2,256)         (790)         3,387

Cash (deficiency) - beginning of period                      -           (1,466)        (4,853)
----------------------------------------------------------------------------------------------
Cash (deficiency) - end of period                          (2,256)       (2,256)        (1,466)
==============================================================================================
Non-Cash Financing Activities

   Affiliate's shares issued for intellectual property    200,000          -              -
   Shares issued for financial consulting services        241,296          -              -
   Shares issued for intellectual property                345,251          -              -
   Shares issued to settle debt                            25,000          -              -
   Stock based compensation                                37,000         3,083         18,500
----------------------------------------------------------------------------------------------
                                                          848,547         3,083         18,500
==============================================================================================
Supplemental Disclosures

   Interest paid                                           12,593          -               224
   Income tax paid                                           -             -              -


  (The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
From July 27, 1992 (Inception) to April 30, 2002

                                                                                    Deficit
                                                                                  Accumulated
                                                                                   During the
                                                                Common Stock       Development
                                                             Shares      Amount       Stage
                                                                #           $           $
Balance - July 27, 1992 (inception)                            -            -            -

   Stock issued for intellectual property                 5,700,000       57,000         -
   Stock issued for cash                                    300,000        3,000         -
   Net loss for the period                                     -            -         (23,492)
---------------------------------------------------------------------------------------------
Balance - April 30, 1993                                  6,000,000       60,000      (23,492)

   Stock issued for cash pursuant to a public offering      500,000      500,000         -
   Net loss for the year                                       -            -        (394,263)
---------------------------------------------------------------------------------------------
Balance - April 30, 1994                                  6,500,000      560,000     (417,755)

   Stock issued for cash pursuant to:
     options exercised                                       10,000        1,000         -
     a private placement                                    250,000      562,500         -
     warrants exercised                                     170,200      213,000         -
   Net loss for the year                                       -            -      (1,225,743)
---------------------------------------------------------------------------------------------
Balance - April 30, 1995                                  6,930,200    1,336,500   (1,643,498)

   Stock issued for cash pursuant to:
     options exercised                                      232,500       75,800         -
     warrants exercised                                     132,200      198,300         -
     a private offering memorandum                          341,000      682,000         -
   Net loss for the year                                       -            -        (796,905)
---------------------------------------------------------------------------------------------
Balance - April 30, 1996                                  7,635,900    2,292,600   (2,440,403)

   Stock issued for cash pursuant to:
     options exercised                                      137,000       13,700         -
     warrants exercised                                     185,400      278,100         -
     private placements                                     165,000      257,500         -
   Net loss for the year                                       -            -        (510,184)
---------------------------------------------------------------------------------------------
Balance - April 30, 1997                                  8,123,300    2,841,900   (2,950,587)

   Stock issued for cash pursuant to:
     options exercised                                       50,000        5,000         -
     a units offering                                       500,000      500,000         -
   Stock issued for acquisition of AVFS rights              400,000      288,251         -
   Stock issued for financial consulting services           125,000      170,250         -
   Stock issued to settle an accrued liability               50,000       25,000         -
   Net loss for the year                                       -            -        (580,901)
---------------------------------------------------------------------------------------------
Balance - April 30, 1998                                  9,248,300    3,830,401   (3,531,488)
---------------------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                                                   During the
                                                                Common Stock       Development
                                                             Shares      Amount       Stage
                                                                #           $           $
    Stock issued for financial consulting services          100,000       71,046         -
    Net loss for the year                                      -            -        (397,924)
---------------------------------------------------------------------------------------------
Balance - April 30, 1999                                  9,348,300    3,901,447   (3,929,412)

   Stock issued for cash pursuant to:
     a private placement                                    852,101      639,075         -
     less cash commission paid                                 -         (47,607)        -
     warrants exercised                                      17,334       17,334         -
   Net loss for the year                                       -            -        (413,495)
---------------------------------------------------------------------------------------------
Balance - April 30, 2000                                 10,217,735    4,510,249   (4,342,907)

   Stock issued for cash pursuant to:
     warrants exercised                                       4,000        2,000         -
   Net loss for the year                                       -            -        (808,681)
---------------------------------------------------------------------------------------------
Balance - April 30, 2001                                 10,221,735    4,512,249   (5,151,588)

   Stock issued for cash pursuant to a private placement  1,066,200      266,550         -
   Net loss for the year                                       -            -        (156,090)
---------------------------------------------------------------------------------------------
Balance - April 30, 2002                                 11,287,935    4,778,799   (5,307,678)
=============================================================================================

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

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $559,463. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

     During fiscal 2002 the Company has raised proceeds of $266,550 through a completed units private placement of 1,066,200 units at $0.25 per unit. These units were issued March 6, 2002. Each unit consisted of one share and one warrant to purchase an additional share at a price of $0.30 for a period of one year from the date of receipt of funds. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The common stock issued has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and were sold pursuant to exemptions from registration.

     The Company plans to raise funds through loans from a shareholder Rand Energy Group Inc. Rand Energy Group Inc. owns approximately 50% of shares of the Company, having an approximate current market value of $1,000,000, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

2.   Summary of Significant Accounting Policies


     (a)  Revenue Recognition

          Product sales are recognized at the time goods are shipped. System and project revenue are recognized utilizing the percentage of completion method that recognizes project revenue and profit during construction based on expected total profit and estimated progress towards completion during the reporting period. All related costs are recognized in the period in which they occur. Revenue from licensing the right for others to use the technology is recognized as earned over time and collection is certain.

     (b)  Property, Plant and Equipment

          Computer equipment is amortized over 3 years on a straight-line basis.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (c)  Long-Lived Assets

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

     (d)  Basic and Diluted Net Income (Loss) per Share

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

     (e)  Accounting for Stock Based Compensation

          The Company uses the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") in accounting for its stock based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date over the amount an employee or director must pay to acquire the stock. See Note 5(b).

     (f)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (g)  Foreign Currency Transactions/Balances


          Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

     (h)  Use of Estimates

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

     (i)  Tax Accounting

          The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:
                                         Amount                    Year of
          Year of Loss                     $                      Expiration
              1993                       23,000                      2008
              1994                      393,000                      2009
              1995                    1,007,000                      2010
              1996                      792,000                      2011
              1997                      521,000                      2012
              1998                      605,000                      2013
              1999                      417,000                      2014
              2000                      429,000                      2015
              2001                      518,000                      2016
              2002                      153,000                      2017
                                    -----------
                                      4,858,000
                                    ===========

          Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

          The components of the net deferred tax asset at the end of April 30, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                   2002             2001
                                                    $                $

               Net Operating Loss                156,000          808,000
               Statutory Tax Rate             22,500 + 39%     113,900 + 34%
                                              in excess of     in excess of
                                                $100,000         $335,000
               Effective Tax Rate                   -                -
               Deferred Tax Asset                 44,000          275,000
               Valuation Allowance               (44,000)        (275,000)
                                            ------------     ------------
               Net Deferred Tax Asset               -                -
                                            ============     ============

3.   Property, Plant and Equipment

                                                                             April 30,     April 30,
                                                                                2002          2001
                                                            Accumulated       Net Book      Net Book
                                                   Cost     Amortization       Value         Value
                                                    $             $              $             $
     Computer equipment                            5,452         4,788           664           2,479
     ===============================================================================================

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.   Long-Lived Assets

                                                                             April 30,     April 30,
                                                                                2002          2001
                                                            Accumulated       Net Book      Net Book
                                                   Cost     Amortization       Value         Value
                                                    $             $              $             $
     Patents - RC/DC Engine                       90,721        23,801        66,920          69,241
     Patents - AVFS                                 -             -             -              5,926
     AVFS rights ((d) below)                        -             -             -                  1
     Patents/rights-Hydrogen separator              -             -             -              6,779
     -----------------------------------------------------------------------------------------------
                                                  90,721        23,801        66,920          81,947
     ===============================================================================================

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

(d) On June 22, 1997 the Company acquired the U.S. rights to an Air/Vapor Flow System "AVFS". The Company paid $50,000 and 200,000 shares at a fair value of $154,665. The Company will pay to the inventor 8.5% on net sales derived from the AVFS. On December 31, 1997, the Company acquired the world-wide rights (except Canada) to the AVFS by paying $36,500 and issuing a further 200,000 shares at a fair value of $133,586. The inventor will also receive a minimum annual royalty of $24,000 per year beginning October 1, 1997, payable quarterly. These rights were written down to a nominal value of $1 during fiscal 2001 and $309,145 was charged to operations as a research and development cost.

      On February 4, 2002 the Company terminated the agreement for the Air/Vapor Flow System "AVFS" due to the unavailability of receiving a patent on the technology.

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

      The Company has written off the patents/rights of the technology due to the doubtful approval of the patent.

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

          The weighted average number of shares under option and option price for the year ended April 30, 2002 is as follows:

                                                    Weighted       Weighted
                                        Shares       Average        Average
                                        Under        Option        Remaining
                                        Option        Price      Life of Options
                                           #            $           (Months)
           Beginning of year          1,485,000        0.60          50
                                                                  -----
           Granted                         -            -
           Exercised                       -            -
           Cancelled                       -            -
           Lapsed                          -            -
                                      ---------
           End of year                1,485,000 *      0.60          38
                                      =========        ====       =====

          * On May 10, 2002 1,000,000 of these options were repriced at $0.20 per share and certain options were amended to increase the original options granted from 150,000 to 300,000 and reduce the option price to $0.20 per share. Also on May 10, 2002 160,000 options were granted to employees at $0.20 per share expiring May 10, 2007 and 200,000 options were granted to a consultant for investor relations at $0.20 per share expiring May 10, 2007.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.   Common Stock (continued)

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for fiscal 2002 and 2001 would have been as follows:


                                                   2002             2001
                                                    $                $

               Net loss
                   As reported                  (156,090)        (808,681)
                   Pro forma                    (263,110)        (837,391)

               Basic net loss per share
                   As reported                      (.02)            (.08)
                   Pro forma                        (.03)            (.08)

     (c)  Performance Stock Plan

          The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

     (d)  Private Placement

          During fiscal 2002 the Company has raised proceeds of $266,550 through a completed units private placement of 1,066,200 units at $0.25 per unit. These units were issued March 6, 2002. Each unit consisted of one share and one warrant to purchase an additional share at a price of $0.30 for a period of one year from the date of receipt of funds. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The common stock issued has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and were sold pursuant to exemptions from registration.

6.   Due to Affiliates

     Amounts owing to affiliates are unsecured, non-interest bearing and are due on demand. These companies are affiliated through significant ownership of the Company and through having common Presidents.


7.   Commitments and Contingent Liabilities

     (a) The Company is committed to fund 50% of the further development of the RC/DC Engine.

     (b)  See Note 1 for substantial doubt about continuing as a going concern.


8.   Subsequent Event

     On May 10, 2002 1,000,000 of the options were repriced at $0.20 per share and certain options were amended to increase the original options granted from 150,000 to 300,000 and reduce the option price to $0.20 per share. Also on May 10, 2002 160,000 options were granted to employees at $0.20 per share expiring May 10, 2007 and 200,000 options were granted to a consultant for investor relations at $0.20 per share expiring May 10, 2007.

Exhibit 10.4

                                  AGREEMENT

l. The parties to this agreement are Advanced Ceramics Research 3292 E. Hemisphere Loop, Tucson, AZ 85706-5013 ("ACR") and REGI U.S., Inc., a U.S. corporation located at #120 - 3011 Viking Way, Richmond, B.C. V6V 1W1, Canada, and having a U.S. mailing address at P.O. Box 687, Point Roberts, WA 98281 ("REGI"). This agreement relates to the SBIR No. 1-144 ("The Navy contract"). For good and valuable consideration, the parties agree as follows.

2. REGI hereby grants a license to ACR for all intellectual property rights which relate to technology known by the parties as the RAND CAM TM concept for RAND CAM TM based motors of 10 HP or less for the Navy Contract for remote piloted applications, the term of this license as defined in section #4 of this agreement. For example, such intellectual property includes U.S. patent Nos. 4,401,070, 5,429,084, 5,551,853 and 5,509,793. The parties intend the license to include intellectual property rights currently possessed by REGI and which may be acquired by REGI during the duration of this agreement.

3. ACR shall have the right to discretionarily select and engage subcontractors for work to be conducted under the Navy Contract on a confidential basis. These subcontractors must sign Non-Disclosure Agreements.

4. REGI U.S., Inc. agrees that, a five (5} year license will be granted to ACR for the RAND CAM TM concept motors of 10 HP or less for this Navy Contract. The license shall thereby extend for the duration of ACR's work under all development phases and manufacturing resulting from the awarded Navy Phase I & II SBIR Programs) related to RAND CAM TM.

5. Subject to the approval and successful completion of the Phase II SBIR program, REGI U.S., Inc. agrees to grant a five (5) year exclusive license agreement to ACR for commercial and Military rights for the Rand Cam TM motors for the applications developed under this Navy Contract. In turn, ACR will:

     a. ACR will furnish to REGI all design information for the engine developed under the Navy Contract including drawings, improvements, manuscripts, art work, and cost and/or pricing data in order for REGI to fabricate components or assemblies pursuant to the Navy Contract. REGI agrees not to compete with ACR under this agreement and future agreements arising from this Navy Contract.

     b. ACR agrees to pay REGI a royalty fee of 5% of the purchase price offered for each engine sold pursuant to the award of the Navy Contract to be paid to REGI within 30 days after ACR receives funds from purchaser for the said purchase and 5% from all commercial application sales. Royalty payments to be paid on a Quarterly basis within 30 days from each Quarter date to REGI.

     c. ACR agrees that REGI will receive 30% of the SBIR Phase I contracts (typically $50K to $ I00K) and 50% of the SBIR Phase II SBIR (typically $500K to $750K) contracts related to the RAND CAM TM concept. The funds under these contracts to be paid within 30 days from receipt of funds received by ACR from the Phase I & Phase II contracts.

6. REGI U.S., Inc. agrees to provide the services of Patrick Badgley, an officer and employee of REGI U.S., Inc. as a principal subcontractor consultant during the Navy Contract funded program, as needed by ACR and at ACR's reasonable discretion for a fee of 30% of the Phase I funds and 50% of the Phase II funds. REGI will receive 50% of any additional SBIR contracts that are awarded related to RAND CAM TM technology.

7. REGI shall have a right of first refusal to seek patent protection of inventions arising from work under the Navy Contract. REGI shall bear all expenses relating to patents on inventions which it so elects to pursue, and REGI shall be the owner of such patents. ACR shall have an exclusive license under such patents as defined in section #4 of this agreement.

8. Both parties agree that the exclusive license rights will terminate, and the license will convert to non-exclusive, in the event that commercial sales in excess of $500,000 U.S. are not made within one (1) year after completion of this Navy Contract. In the event that $500,000 U.S. commercial/military sales are not achieved in any one year, ACR may pay a royalty payment of $25,000 U.S. to REGI U.S., Inc, to keep the exclusive license rights in good standing for each additional year.

9. This agreement will be construed according to the laws of the State of Washington. If any one or more of the provisions of this Agreement shall be held to be invalid, illegal or unenforceable, such provision(s) shall be enforced to the maximum extent possible consistent with applicable law and the remaining provisions of this Agreement shall remain in full force and effect.

IN WITNESS WHEREOF the parties hereto have executed this Agreement as of March 20, 2002.

ADVANCED CERAMICS RESEARCH, INC.            REGI U.S., INC.


/s/ Anthony C. Mulligan                     /s/ John Robertson
------------------------------------        ------------------------------------
Anthony C. Mulligan                         John Robertson
President and CEO                           President

Exhibit 10.5
Page 1

                              UAV ENGINE LICENSE

   This License is made this 24th day of April, 2002, by Rand Energy Group, Inc., U.S.A. an Oregon Corporation having a place of business at Point Roberts, Washington ("REGI U.S." herein); Reg Technologies, Inc., a Canadian Company with its principal place of business at Richmond, B.C., Canada, ("Reg" herein); Rand Energy Group, Inc., a Canadian Company with its principal offices in Richmond, B.C., Canada: ("Rand Energy" herein) (collectively, Reg, REGI U.S. and Rand Energy are, unless otherwise indicated, referred to herein as "Reg") and Radian Incorporated, a Delaware Corporation which has its primary office in Alexandria, Virginia ("Radian" herein).

                                  WITNESSETH

   Whereas, Reg owns a fifty-one percent (51%) interest in Rand Energy which owns know-how and patent rights in rotary engine technology referred herein as "Rand Cam TM Direct Charge Engine Technology" and "Rand Cam TM Diesel Engine Technology" and "Rand Cam TM Cold Turbine Engine Technology" (these three terms are defined below); and,

   Whereas, REGI U.S. controls certain rights of ownership in the United States to the three stated technologies; and,

   Whereas, Radian has examined certain preliminary information and technical data provided by Reg concerning these Rand Cam TM Technologies and wishes to investigate and otherwise define the costs of manufacture and profitability of "Power Generation Products" using such technology; and.


   Whereas, Reg and Radian have expressed a mutual interest in negotiating a license agreement, as hereinafter outlined, for the manufacture and sale of Radian Products using said technology if the studies referred to in the preceding paragraph meet the expectations of the parties hereto and if other contingencies of each party are met;

   Now, Therefore, in consideration of the foregoing premises, the agreements hereinafter set out and other good and valuable consideration not recited herein, the parties hereto have agreed as follows:

I.    DEFINITIONS

As used in this Agreement, the following terms shall have the following meanings:

     (a) "Rand Cam TM Direct Charge Engine Technology" means a positive displacement, electrical ignition, machine which consists of a rotor with multiple axial vanes forming combustion chambers as a rotor and vanes rotate in a cam shaped housing. This cam housing is referred to as a stator, which contains a toroidal trough of varying depth, machined into each stator.

     (b) "Rand Cam TM Diesel Engine Technology" means a positive displacement, compression ignition, machine, which consists of a rotor with multiple axial vanes forming combustion chambers as a rotor and vanes rotate in a cam shaped housing. This cam housing is referred to as a stator, which contains a toroidal trough of varying depth machined into each stator.

     (c) "Rand Cam TM Compressor Technology" means a positive displacement machine whose purpose is to compress a compressible fluid such as air from a lower pressure to a higher pressure, which consists of a rotor with multiple axial vanes forming compression chambers as a rotor and vanes rotate in a cam shaped housing. This cam housing is referred to as a stator, which contains a toroidal trough of varying depth machined into each stator.

     (d) "Rand Cam TM" Expander Technology" means a positive displacement machine whose purpose is to expand a compressible fluid such as air from a higher pressure to a lower pressure thus generating positive power, which consists of a rotor with multiple axial vanes forming expansion chambers as a rotor and vanes rotate in a cam shaped housing. This cam housing is referred to as a stator, which contains a toroidal trough of varying depth machined into each stator.

     (e) "Rand Cam TM Cold Turbine Technology" means a Brayton Cycle (Gas Turbine Cycle) machine consisting of one or more "Rand Cam TM Compressors" used as compressors in the Brayton Cycle and one or more "Rand Cam TM Expanders" used as the expanders (turbines) in the Brayton Cycle machine.

     (f) "Radian Products" means equipment utilizing the various Rand Cam TM Technologies along with other technologies which Radian will use to design, manufacture and market UAV engines of over 10 horsepower maximum engine power utilizing "Rand Cam TM Direct Charge Engine Technology" engines, "Rand Cam TM Diesel Engine Technology" engines and "Rand Cam TM Cold Turbine Technology" engines. Engines produced by Radian will be used exclusively for UAV equipment produced by Radian and replacement engines and parts for said equipment. "The
         Technology" shall mean the Rand Cam TM", Direct Charge Engine Technology, Rand Cam TM Diesel Engine Technology, Rand Cam TM Compressor Technology, Rand Cam TM Expander Technology and Rand Cam TM Cold Turbine Technology as embodied in know-how, formulae, processes, designs, sketches, photographs, plans, drawings, specifications samples, models, reports, studies, findings, invention and ideas and other means of conveying information whether any of the foregoing is adapted to use in manufacture or not.

     (g) "Invention" means discoveries, concepts, and ideas, whether patentable or not, that go beyond minor, routine modifications, including, but not limited to processes, methods, formulae and techniques as well as improvements thereto and extensions thereof.

     (h) "Reg's Technical Information" means Technical Information in the possession of Reg as of the effective date which relates to any of the aforementioned Rand Cam TM technologies which Reg may disclose to Radian and which in Reg's opinion may be useful in accomplishing the purposes of this Agreement.

     (i) "Reg Patent Rights" means patents and patent applications of all countries which contain claims which cover one or more features of Reg Technical Information and which are based on Inventions conceived or reduced to practice as of the effective date by Reg or its employees or by others as to those Inventions Reg has the right to make the grants provided by this Agreement, subject, however, to the conditions under which Reg acquires the right from said others to make said grants.

     (j) "Proprietary Information" shall mean (i) that written technical information stated in writing to be considered "Proprietary Information" and (ii) that orally disclosed technical information that is promptly reduced to writing and stated in writing to be considered as "Proprietary information". Such Proprietary Information shall not include technical or business information which:

         a. was in the possession of the receiving party prior to receiving it from the delivering party; or
         b. is or becomes a part of the public knowledge or literature by acts other than those of the receiving party after receiving it; or
         c. is or becomes available to the receiving party without restriction on its use or disclosure from a source other that the delivering party; or
         d. is or becomes available to a third party on an unrestricted basis;
            or
         e. is transmitted by the delivering party to the receiving party after receiving notification in writing from the receiving party that it does not desire to receive any further Proprietary Information

     (k) "Study Information" means the Proprietary Information produced as a result of undertaking the performance of the Study portion of this Agreement (first six (6) months) whether produced by the efforts of contributions of Radian or Reg, the use and ownership of which shall be governed by the terms and conditions of this Agreement as hereinafter defined and provided.

II.  Handling and Ownership of Proprietary and Study Information

     (a) Both parties agree to treat the other party's Proprietary Information and the Study Information as proprietary for a period of five (5) years from the date received and will protect such Proprietary and Study Information with the same degree of care it uses to protect its own proprietary information of like kind. There shall be no restrictions on the handling of information, which is not Proprietary, or Study Information as defined herein.

     (b) Study Information, which relates and applies only to the Technology, shall belong exclusively to Reg regardless of which party developed or was responsible for the invention of such Study Information. When requested by Reg in writing, Radian shall execute and deliver patent or invention assignments or such other documentation as may be reasonably required to allow Reg to perfect patent claims or ownership of Study Information, which relates or applies only to the Technology.

     (c) Where Study Information has application or use outside the Technology, Reg shall, upon Radian's written request, promptly grant Radian a non-exclusive, worldwide, royalty free License to use such Study Information. Such License shall not allow Radian to sub-license such Study Information without the prior written consent of Reg.

     (d) It shall be the responsibility of Reg to pursue and pay for the costs of protecting the Study Information through patent or copyright claims, however, when Reg has elected not to pursue formal protection of such Study Information and Radian desires to pursue and provide further protection, such as Patent or Copyright claims, it will first make written demand upon Reg that it provide such protection. Such written demand shall provide a description of the Study Information with sufficient specificity to reasonable allow Reg to identify and evaluate such Study Information. if Reg notifies Radian in writing that it does not chose to provide such protection within thirty (30) days of such notice, or if Radian receives no written assurance that Reg will pursue such additional protection within thirty (30) days of such written notice from Radian, Radian shall be free to pursue such additional protection at its own costs and expense. In the event, after compliance with the notice requirements hereof, Radian elects to pursue such additional protection, then the ownership of that specifically identified Study Information shall become the Proprietary Information of Radian.

     (e) Upon Reg's written request, Radian shall promptly grant Reg a non-exclusive, worldwide, royalty free License to use that Study Information which Radian has acquired ownership of under the provisions of the preceding paragraph.

     (f) Both Parties agree that each will require all their respective officers, employees or consultants who have or will be granted access to Proprietary and Study Information to execute mutually acceptable assignments of inventions agreements and mutually acceptable Confidentiality and Non-Circumvention Agreements prior to their being granted access to Proprietary or Study Information.

III. Licensing Agreement for the Manufacture and Sale of Products

     (a) Reg hereby grants an exclusive License to Radian for the Manufacture of Rand Cam TM Diesel Engines for application in Unmanned Autonomous Vehicles (UAV's) over 10 horsepower maximum engine power within the United States of America, including non-exclusive rights to worldwide sales for this application, (the "Radian License").

     (b) Radian hereby agrees in good faith to perform a six (6) month duration Study of the design, analysis, manufacturing costs, risk assessment and marketing analysis to validate the risk and profitability of the product. This study includes the fabrication and test of a prototype engine.

     (c) At the conclusion of the study, Radian has the option of terminating this agreement without penalty, or to give (at no cost) a working version of the prototype engine to Reg to maintain the Radian License.

     (d) Radian will pay Reg a six (6) percent royalty on the sales of engines, parts and service utilizing Rand Cam"M Technology used in UAV's, including 6% of all funding received from the Government and Military sources to develop and manufacture the Rand CaMTM technology.

     (e) Five (5) years from the date of this Agreement the minimum annual royalty payment is expected to be $100,000.00 U.S. If Reg does not receive this minimum royalty payment on an annual basis, Reg shall have the right to revoke the Radian License.

     (f) All improvements and extensions made to the Technology by Radian, other than the Study Information, shall be the property of Radian. It shall be the responsibility of Radian to pursue and pay for the costs of protecting such improvements and extensions through patent or copyright claims, however, when Radian has elected not to pursue formal protection of such improvements and extensions and Reg desires to pursue and provide further protection, such as Patent or Copyright claims, it will first make written demand upon Radian that it provide such protection. Such written demand shall provide a description of the subject improvement and extensions with sufficient specificity to reasonable allow Radian to identify and evaluate such improvement and extensions. If Radian notifies Reg in writing that it does not chose to provide such protection within thirty (30) days of such notice, or if Reg receives no written assurance that Radian will pursue such additional protection with thirty (30) days of such written notice from Reg, Reg shall be free to pursue such additional protection at its own costs and expense. In the event, after compliance with the notice requirements hereof, Reg elects to pursue such additional protection, then the ownership of these specifically identified improvements and extensions shall become the Proprietary Information of Reg.

     (g) Upon Radian's written request, Reg shall promptly grant Radian a non-exclusive, worldwide, royalty free License to use the extensions and improvements which Reg has acquired ownership of under the provisions of the preceding paragraph. Such License shall not limit Radian to sub-license such extensions and improvements without the prior written consent of Reg.

     (h) Reg will indemnify Radian from all potential patent infringement and other claims brought by outside parties and offers clear and unobstructed use of license granted herein to Radian.

     (j) Radian agrees to pay to REGI $150.00 per hour for Patrick Badgley's or REGI's similarly qualified engineer for consulting work requested by Radian On the Rand Cam TM technology for Radian during the term of this agreement, to be paid monthly. Accordingly, REGI must submit weekly timecards, and a written weekly report, for all hours authorized and performed. That submittal should be to a Radian POC.

IV.  GENERAL PROVISIONS.

     (a) Independent Contractors: The parties to this Agreement are independent contractors. Neither party is an agent or representative of the other party. Neither party shall have any right, power or authority to enter into any understanding for or on behalf of, or incur any obligation or liability of, or to otherwise bind the other party. This Agreement shall not be interpreted or construed to create an association, joint venture or partnership between the parties or to impose any partnership obligations or liability upon either party.

     (b) Neither party makes any warranties to each other or any other person or entity, whether express, implied or statutory, as to the description, quality, merchantability, _completeness or fitness for any purpose of any services or information provided hereunder or described herein, or as to any other matter al of which warranties are hereby excluded and specifically disclaimed.

     (c) Applicable Laws. The parties have agreed that the Laws of the Commonwealth of Virginia shall be applicable to the interpretation and enforcement of this Agreement, except as to matters pertaining to procedure and the application of the rules governing a conflict of Laws, in which case the laws of the forum of the Court having jurisdiction of any matter included in the Agreement shall be applied.

     (d) Defaults and Breaches. In the event of default hereunder or a breach hereof, the party asserting the default or breach shall notify the other party in writing of the particulars of the default or breach. The other party shall have a period of forty--five (45) days to correct such default or breach on all matters except the payment of moneys or funds in which case the notice period shall be ten (10) days. If the defaulting party corrects the items of default or breach included in the written notice within the grace period, the default is cured and may not be used as an item of default or breach hereunder again.

     (e) Proceedings in Courts or Before Regulatory Agencies. It is the Agreement of the parties that the submission of any legal or regulatory proceedings hereunder shall be instituted in the United States of America. If the matter is largely a matter of civil law, the matter will be submitted to a Court of Competent Jurisdiction in the Commonwealth of Virginia. The losing party in the court or regulatory proceeding shall pay all costs including reasonable attorney's fees, costs of discovery, and costs of court incurred by the prevailing party.

     (f) Notices. Any and all notices required to be given in writing hereunder maybe given by ordinary mail. When ordinary mail is used for delivery within the United States of America, the delivery thereof will be presumed to have been made five (5) days following the post office mark on the envelope thereof. Other means of delivery of notice may be utilized, however the burden of proof of delivery thereof rests with the sender of such notices. Notices will be considered properly addressed for delivery as follows:

         To Radian:                         To Reg.

         Mr. Robert Grisar                  Mr. John Robertson
         Director                           President
         Radian MILPARTS                    Rand Energy Group
         35353 Curtis Boulevard             3011 Viking Way, Suite 120
         Suite 591                          Richmond, BC Canada
         Eastlake, OH 44095                 V6V 1W1

         The parties may change their respective addresses for purposes of this provision by notifying the other party in writing.

Further the parties saith not:

REGI U.S., Inc.
Reg Technologies, Inc.
Rand Energy Group, Inc.                     Radian Inc.


By:  /s/ John Robertson                     By:  /s/ Jerry Mailey
------------------------------------        ------------------------------------
John Robertson, President                   Jerry Mailey, Director of Contracts

Date    05/6/02                             Date    5/15/02
    --------------------------------            --------------------------------

Exhibit 23.1




                       Consent of Independent Auditors

Board of Directors
REGI U.S., Inc.

We consent to the use of our report dated August 2, 2002 on the financial statements of REGI U.S., Inc. as of April 30, 2002 and 2001 that are included in the Form 10-KSB, which is included, by reference in the Company's Form S-8.

Dated this 13th day of August, 2002.

MANNING ELLIOTT
Chartered Accountants

/s/ Manning Elliott