Form 10QSB
period 2002-07-31
REGI U S INC
filed 2002-09-16
CIK 922330

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 31, 2002
                      -------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to____________________

Commission File No. 0-23920
                    -------

                                REGI U.S., Inc.
                                ---------------
                   (Name of Small Business Issuer in its Charter)

Oregon                                                          91-1580146
------                                                          ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No)

                           #1103-11871 Horseshoe Way
                          Richmond, BC V7A 5H5 Canada
                   ----------------------------------------
                   (Address of Principal Executive Offices)

                                (604) 278-5996
                   ----------------------------------------
                            Issuer's Telephone Number

                             #120 - 3011 Viking Way
                          Richmond, BC V6V 1W1 Canada
                   ----------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                September 12, 2002

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

                                REGI U.S. Inc.
                        (A Development Stage Company)
                        Interim Financial Statements
                               July 31, 2002
                                (Unaudited)

Page F-1

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)



                                                       July 31,     April 30,
                                                         2002          2002
                                                           $             $
                                                     (unaudited)     (audited)

Assets

Current Assets

  Accounts receivable                                         -         13,400
------------------------------------------------------------------------------
Total Current Assets                                          -         13,400

Property, Plant and Equipment (Note 3)                      210            664

Long-Lived Assets (Note 4)                               65,994         66,920
------------------------------------------------------------------------------
Total Assets                                             66,204         80,984
==============================================================================
Liabilities and Stockholders' Deficit

Current Liabilities

  Cheques issued in excess of funds on deposit            5,439          2,256
  Accounts payable                                       84,698         87,952
  Accrued liabilities                                    10,300          9,500
  Due to affiliates (Note 6)                            467,137        473,155
------------------------------------------------------------------------------
Total Current Liabilities                               567,574        572,863
------------------------------------------------------------------------------
Commitments and Contingent Liabilities (Notes 1 and 7)

Stockholders' Deficit

Common Stock (Note 5), 20,000,000 shares authorized
 without par value; 11,287,935 shares issued and
 outstanding                                          4,778,799      4,778,799

Stock Based Compensation                                 37,000         37,000

Deficit Accumulated During the Development Stage     (5,317,169)    (5,307,678)
------------------------------------------------------------------------------
Total Stockholders' Deficit                            (501,370)     (491,879)
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit              66,204        80,984
==============================================================================

Page F-2

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)




                                                          Three Months Ended
                                                               July 31,
                                                           2002         2001
                                                             $            $
                                                       (unaudited)   (unaudited)

Revenues                                                        -             -
-------------------------------------------------------------------------------

Administrative Expenses

  Bank charges                                                 86           369
  Foreign exchange                                            227            33
  Investor relations - consulting                               -        60,271
  Office, rent and telephone                                  458         3,056
  Professional fees                                         1,078         4,949
  Transfer agent and regulatory fees                           70           391
  Travel                                                        -         1,048
  Less: interest                                                -           (33)
-------------------------------------------------------------------------------
                                                            1,919        70,084
-------------------------------------------------------------------------------
Research and Development Expenses

  Amortization                                              1,591         1,716
  Project management                                            -         7,500
  Project overhead                                          2,000         8,882
  Prototype design and construction contracts                   -           842
  Royalties                                                     -         6,000
  Technical prototype design consulting                     3,981        18,782
  Travel                                                        -         1,737
-------------------------------------------------------------------------------
                                                            7,572        45,459
-------------------------------------------------------------------------------
Net Loss for the Period                                    (9,491)     (115,543)
===============================================================================

Loss Per Share - Basic                                          -          (.01)
===============================================================================

Weighted Average Shares Outstanding                    11,288,000    10,218,000
===============================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

Page F-3

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)



                                                          Three Months Ended
                                                               July 31,
                                                           2002         2001
                                                             $            $
                                                       (unaudited)   (unaudited)

Cash Flows from Operating Activities

  Net loss                                                 (9,491)     (115,543)

  Adjustment to reconcile net loss to cash

    Amortization                                             1,591        1,716
    Stock based compensation                                     -          771

  Change in non-cash working capital items

    Decrease in accounts receivable                         13,400            -
    Decrease in accounts payable and accrued liabilities    (2,454)      (9,774)
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities                        3,046     (122,830)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Increase in common stock subscribed for                        -       85,300
  Increase (decrease) in due to affiliates                  (6,018)      36,007
--------------------------------------------------------------------------------
Net Cash Provided by (Used by) Financing Activities         (6,018)     121,307
--------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Decrease (increase) in patent protection costs              (211)       1,246
--------------------------------------------------------------------------------
Net Cash Provided by (Used by) Financing Activities           (211)       1,246
--------------------------------------------------------------------------------
Decrease in cash                                            (3,183)        (277)

Cash (deficiency) - beginning of period                     (2,256)      (1,466)
--------------------------------------------------------------------------------
Cash (deficiency) - end of period                           (5,439)      (1,743)
================================================================================

Non-Cash Financing Activities                                    -            -
================================================================================

Supplemental Disclosures

  Interest paid                                                  -            -
  Income tax paid                                                -            -

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $567,574. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

During fiscal 2002 the Company raised $266,550 through a completed units private placement of 1,066,200 units at $0.25 per unit. These units were issued March 6, 2002. Each unit consisted of one share and one warrant to purchase an additional share at a price of $0.30 for a period of one year from the date of receipt of funds.

The Company plans to raise additional funds through loans from a shareholder Rand Energy Group Inc. Rand Energy Group Inc. owns approximately 45% of shares of the Company, having an approximate current market value of $505,300, and it plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.
The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings.

There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


2.   Summary of Significant Accounting Policies (continued)

(i)   Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company=s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.   Property, Plant and Equipment

                                                                                July 31,     April 30,
                                                                                 2002           2002
                                                               Accumulated     Net Book       Net Book
                                                     Cost      Amortization      Value         Value
                                                      $             $              $             $
                                                                              (unaudited)     (audited)
Computer equipment                               5,452         5,242          210            664
=======================================================================================================



4.   Long-Lived Assets

                                                                               July 31,      April 30,
                                                                                 2002           2002
                                                               Accumulated     Net Book       Net Book
                                                     Cost      Amortization      Value         Value
                                                      $             $              $             $
                                                                              (unaudited)     (audited)
Patents - RC/DC Engine                           90,932        24,938         65,994         66,920
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

The weighted average number of shares under option and option price for the period ended July 31, 2002 is as follows:

                                                                            Weighted
                                                                            Average
                                           Shares        Weighted          Remaining
                                           Under         Average            Life of
                                           Option         Option            Options
                                             #           Price $            (Months)
Beginning of period                     1,450,000         0.20*               38
                                                                   -----------------
                                                           .20
Granted                                   510,000            -
Exercised                                       -            -
Cancelled                                       -            -
Lapsed                                     50,000          .20
                                       ----------
End of period                           1,910,000         0.20                41
                                       ==========         ====                ====

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


5.   Common Stock

(b)   Stock Option Plan (continued)

If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                                       July 31,        April 30,
                                                         2002             2002
                                                          $                $
                                                      (unaudited)    (unaudited)
     Net loss
        As reported                                     (9,491)        (156,090)
        Pro forma                                      (38,743)        (263,110)

     Basic net loss per share
        As reported                                          -             (.02)
        Pro forma                                            -             (.03)

(c)   Performance Stock Plan

The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.


6.   Due to Affiliates

Amounts owing to affiliates are unsecured, non-interest bearing and are due on demand. These companies are affiliated through significant ownership of the Company and through having common management.


7.   Commitments and Contingent Liabilities

(a) The Company is committed to fund 50% of the further development of the RC/DC Engine.

(b)   See Note 1 for substantial doubt about continuing as a going concern.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $567,574. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

During fiscal 2002 the Company raised $266,550 through a completed units private placement of 1,066,200 units at $0.25 per unit. These units were issued March 6, 2002. Each unit consisted of one share and one warrant to purchase an additional share at a price of $0.30 for a period of one year from the date of receipt of funds.

The Company plans to raise additional funds through loans from a shareholder Rand Energy Group Inc. Rand Energy Group Inc. owns approximately 45% of shares of the Company, having an approximate current market value of $505,300, and it plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings.
There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

Progress Report from May 1, 2002 to September 15, 2002
------------------------------------------------------

On May 7, 2002, we announced that an exclusive worldwide license has been granted to Rotary Power Generation, Incorporated (RPGI), for the Rand Cam Technology for Power Generation applications.

RPGI agrees to the following terms and conditions for the exclusive license:

- To complete a 12-month duration study of the design, analysis, manufacturing cost, risk assessment and marketing analysis;

- To pay REGI U.S. $100,000 (US) within 1 year in order to maintain the exclusive license rights for the Power Generation application;

- To pay a 6% royalty on the sales of Rand Cam engines, parts and service annually;

- To pay 50% of all sublicense fees and royalties received on the license agreements received from all future partners and sub-licensees;

- To pay REGI U.S. a minimum of $500,000.00 (US) annual payment after 5 years from the date of this agreement; and

- To pay REGI U.S. $150 per hour for the engineering consulting work on the Power Generation project.

The management of REGI U.S. is pleased to work with Robert Stoddard, President of RPGI and current corporate marketing director for REGI U.S., who has extensive experience in government relations and advanced technologies marketing for the Power Generation project.

On May 29, 2002 weannounced that an agreement has been completed with Radian to grant an exclusive license for the manufacture of Rand Cam Diesel Engines within the United States, for applications in Unmanned Autonomous Vehicles (UAV's), over 10 horsepower, including non-exclusive rights to the worldwide sales for this application.

Radian agrees to the following terms and conditions:

- Agrees to perform a 6-month duration study of the design, analysis, manufacturing cost risk assessment and marketing analysis to validate the risk and profitability of the product.

- Agrees to the fabrication and testing of a prototype Rand Cam Engine and based on completing a working version of the prototype, agrees to give the prototype engine to Reg in order to maintain the Radian license.

- Agrees to pay REGI U.S., Inc. $100,000 U.S. minimum annual royalty, five years from the date of this agreement.

- Agrees to pay a 6% royalty on sales of engines, parts and service used in UAV's including 6% of all funding received from the Government and Military sources to develop and manufacture the Rand Cam Technology.

- Agrees to pay REGI U.S., Inc. $150 per hour for engineering consulting work during the term of the agreement.

Results of operations for the three months ended July 31, 2002 ("2002") compared
--------------------------------------------------------------------------------
to the three months ended July 31, 2001 ("2001")
------------------------------------------------

There were no revenues from product licensing during the periods.

The net loss in 2002 decreased by $107,000 to $9,000 compared to $116,000 in 2001 due to inactive operations. Administrative expenses decreased by $68,000 to $2,000 from $70,000 in 2001 as a result of the inactive operations.

Ongoing minor research and development activities took place during 2002. Research and development decreased by $37,000 to $8,000 as compared to $45,000 in 2001. Patrick Badgley continued to perform the majority of development activities during 2002 and was paid technical consulting fees totalling $9,000 as compared to $19,000 in 2001. We were reimbursed $5,018 pursuant to an agreement with Advanced Ceramics Research.

Liquidity
---------

During the three months ended July 31, 2002, we financed our operations mainly through a collection of a receivable of $13,400 from Advanced Ceramics Research. The amounts owing to affiliates decreased by $6,000 to $467,000, are unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

As at July 31, 2002 we had a cash deficiency of $5,000 and other current liabilities of $563,000 for a working capital deficit of $568,000. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which I is yet to be negotiated. We also plan to raise funds through loans from a controlling shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns 5,053,000 shares, having an approximate current market value of $505,300, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

         (a) Exhibits

   99.1 Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

   99.2   Certification of James Vandeberg, Chief Financial Officer
          (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K

               There were no Forms 8-K filed during the period of this report.

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 16, 2002             REGI U.S., INC.


                                  By:   /s/ John G. Robertson
                                        ----------------------------
                                        John G. Robertson, President
                                       (Principal Executive Officer)

                                  By:   /s/ James Vandeberg
                                        ----------------------------
                                        James Vandeberg, Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT 99.1



                             CERTICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-QSB for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John G. Robertson, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report;

2. based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

3. based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in the Report.

/s/ John G. Robertson
------------------------
John G. Robertson, President
(Principal Executive Officer)

                                  EXHIBIT 99.2




                            CERTICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-QSB for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Vandeberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

4.   I have reviewed the Report;

5. based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

6. based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in the Report.



/s/ James Vandeberg
---------------------
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)