Form 10QSB
period 2002-10-31
REGI U S INC
filed 2002-12-20
CIK 922330

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-23920

                           REGI U.S., Inc.
(Name of Small Business Issuer in its Charter)

Oregon	91-1580146

(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#1103-11871 Horseshoe Way
          Richmond, BC V7A 5H5 Canada
(Address of Principal Executive Offices)

                       (604) 278-5996
Issuer's Telephone Number

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

December 11, 2002

Common - 11,287,935 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format           Yes                No           X

INDEX

Part I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2002
(Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	October 31,	April 30,
	2002	2002
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Cash	232	–
Accounts receivable	–	13,400

Total Current Assets	232	13,400
Property, Plant and Equipment (Note 3)	–	664
Long-Lived Assets (Note 4)	64,787	66,920

Total Assets	65,019	80,984

Liabilities and Stockholders’ Deficit
Current Liabilities
Cheques issued in excess of funds on deposit	–	2,256
Accounts payable	86,606	87,952
Accrued liabilities	4,000	9,500
Due to related parties (Note 6)	461,941	473,155

Total Current Liabilities	552,547	572,863

Commitments and Contingent Liabilities (Notes 1 and 7)
Stockholders’ Deficit
Common Stock (Note 5), 20,000,000 shares authorized without par value;
11,287,935 shares issued and outstanding	4,778,799	4,778,799
Stock Based Compensation	37,000	37,000
Deficit Accumulated During the Development Stage	(5,303,327)	(5,307,678)

Total Stockholders’ Deficit	(487,528)	(491,879)

Total Liabilities and Stockholders’ Deficit	65,019	80,984

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2002	2001	2002	2001
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	–	–	–	–

Administrative Expenses

Bank charges	727	237	813	606
Foreign exchange	124	(1,607)	351	(1,574)
Investor relations – consulting	–	2,007	–	62,278
Office, rent and telephone	3,211	3,898	3,669	6,954
Professional fees	(3,039)	9,861	(1,961)	14,810
Transfer agent and regulatory fees	403	(1,158)	473	(767)
Travel	–	–	–	1,048
Less:interest income	–	–	–	(33)

	1,426	13,238	3,345	83,322

Research and Development Expenses

Amortization	1,347	1,720	2,938	3,436
Project management	–	7,500	–	15,000
Project overhead	–	4,588	2,000	13,470
Prototype design and construction contracts	–	3,476	–	4,318
Royalties	–	6,000	–	12,000
Technical prototype design consulting	(17,955)	17,500	(13,974)	36,282
Technical reports	–	2,244	–	2,244
Travel	1,340	(12,197)	1,340	(10,460)

	(15,268)	30,831	(7,696)	76,290

Net Income (Loss) for the Period	(13,842)	(44,069)	4,351	(159,612)

Income (Loss) Per Share - Basic	–	(0.01)	–	(0.02)

Weighted Average Shares Outstanding	11,288,000	10,218,000	11,288,000	10,218,000

(Diluted loss per share has not been presented as the result in anti-dilutive)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Six Months Ended
	October 31,
	2002	2001
	$	$
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net income (loss)	4,351	(159,612)
Adjustments to reconcile net income (loss) to cash
Amortization	2,938	3,436
Stock based compensation	–	1,542
Changes in non-cash working capital items
Decrease in accounts receivable	13,400	–
Decrease in accounts payable and accrued liabilities	(6,846)	(9,755)

Net Cash Provided by (Used by) Operating Activities	13,843	(164,389)

Cash Flows from Financing Activities
Increase in common stock subscribed for	–	99,300
Increase (decrease) in due to affiliates	(11,214)	61,512

Net Cash Provided by (Used by) Financing Activities	(11,214)	160,812

Cash Flows to Investing Activities
Decrease (increase) in patent protection costs	(141)	929

Net Cash Provided by (Used by) Financing Activities	(141)	929

Increase (decrease) in cash	2,488	(2,648)
Cash (deficiency) – beginning of period	(2,256)	(1,466)

Cash (deficiency) – end of period	232	(4,114)

Non-Cash Financing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.

Development Stage Company

REGI U.S., Inc. herein (“the Company”) was incorporated in the State of Oregon, U.S.A. on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (“The RC/DC Engine”). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. (“REGI”) which is the controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $552,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

During fiscal 2002 the Company raised $266,550 through a completed units private placement of 1,066,200 units at $0.25 per unit. These units were issued March 6, 2002. Each unit consisted of one share and one warrant to purchase an additional share at a price of $0.30 for a period of one year from the date of receipt of funds.

The Company plans to raise additional funds through loans from a shareholder Rand Energy Group Inc. Rand Energy Group Inc. owns approximately 45% of shares of the Company, having an approximate current market value of $455,000, and it plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

2.	Summary of Significant Accounting Policies

	(a)	Fiscal Year The Company’s fiscal year end is April 30.

	(b)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(c)	Property, Plant and Equipment Computer equipment is amortized over 3 years on a straight-line basis.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(d)

Long-Lived Assets

Costs to register and protect patents and to acquire rights are capitalized as incurred. These costs are being amortized on a straight line basis over 20 years. Long-lived assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company’s ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the long-lived could be sold in a current transaction between willing parties.

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

(g)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(h)

Accounting for Stock Based Compensation

The Company uses the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) in accounting for its stock based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date over the amount an employee or director must pay to acquire the stock. See Note 5(b).

(i)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(j)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(k)

Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, “Business Combinations,” was approved by the Financial Accounting Standards Board (“FASB”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets,” was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on May 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligation.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company will adopt SFAS No. 143 on May 1, 2003. The effect of adoption of this standard on the Company’s results of operations and financial position is being evaluated.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 144 on May 1, 2002. The effect of adoption of this standard on the Company’s results of operations and financial position is not expected to be material.

In June, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company’s results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company’s operations have not been disclosed.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(l)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Property, Plant and Equipment

			October 31,	April 30,
			2002	2002
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer equipment	5,452	5,452	–	664

4.	Long-Lived Assets

			October 31,	April 30,
			2002	2002
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Patents - RC/DC Engine	90,862	26,075	64,787	66,920

(a)
On August 20, 1992 the Company acquired the U.S. rights to the original Rand Cam-Engine from REGI by issuing 5,700,000 shares at a fair value of $0.01 per share. REGI will receive a 5% net profit royalty. The $57,000 was expensed as research and development.

(b)
Pursuant to an agreement with Brian Cherry (a former director) dated July 30, 1992 and amended November 23, 1992 and April 13, 1993, the Company acquired the U.S. rights to the improved axial vane rotary engine known as the RC/DC Engine. On November 9, 1993, in consideration for the transferred technology, Mr. Cherry was issued 100,000 shares of Reg Technologies Inc. (“REG”) (a public company owning 51% of REGI) with a fair value of $200,000. The $200,000 was expensed as research and development. A 1% net profit royalty will be due to the director.

(c)
Pursuant to a letter of understanding dated December 13, 1993 between the Company, REGI and REG (collectively called the grantors) and West Virginia University Research Corporation (“WVURC”), the grantors have agreed that WVURC shall own 5% of all patented technology and will receive 5% of all net profits from sales, licences, royalties or income derived from the patented technology.

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

The options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of the Company’s shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock is issued for services rendered the fair value of the shares issued is recorded as compensation expense or capitalized, at the date the conditions are met to issue shares.

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended October 31, 2002 is as follows:

		Weighted		Weighted
	Shares	Average		Average
	Under	Option		Remaining Life
	Option	Price		of Options
	#	$		(Months)

Beginning of period	1,450,000	0.20	*	38

Granted	510,000.20
Exercised	–	–
Cancelled	–	–
Lapsed	50,000.20

End of period	1,910,000	0.20		38

* On May 10, 2002 1,000,000 of these options were repriced at $0.20 per share and certain options were amended to increase the original options granted from 150,000 to 300,000 and reduce the option price to $0.20 per share. Also on May 10, 2002, 160,000 options were granted to employees at $0.20 per share expiring May 10, 2007 and 200,000 options were granted to a consultant for investor relations at $0.20 per share expiring May 10, 2007.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.	Common Stock

	(b)	Stock Option Plan (continued) If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	October 31,	April 30,
	2002	2002
	$	$
	(unaudited)	(audited)
Net loss
As reported	(4,351)	(156,090)
Pro forma	(24,901)	(263,110)
Basic net loss per share
As reported	–	(.02)
Pro forma	–	(.03)

(c)

Performance Stock Plan

The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

6.

Due to Related Parties

Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company and through having common management.

7.	Commitments and Contingent Liabilities
	(a)	The Company is committed to funding 50% of the further development of the RC/DC Engine.

	(b)	See Note 1 for substantial doubt about continuing as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements. The words, “anticipate”, “believe”, “expect”, “plan”, “intend”, “estimate”, “project”, “could”, “may”, “foresee”, and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

Overview

REGI U.S., Inc. was incorporated in the State of Oregon, USA on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (“The RC/DC Engine”). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. (“REGI”) which is the controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $553,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

During fiscal 2002 the Company raised $266,550 through a completed units private placement of 1,066,200 units at $0.25 per unit. These units were issued March 6, 2002. Each unit consisted of one share and one warrant to purchase an additional share at a price of $0.30 for a period of one year from the date of receipt of funds.

The Company plans to raise additional funds through loans from a shareholder Rand Energy Group Inc. Rand Energy Group Inc. owns approximately 45% of shares of the Company, having an approximate current market value of $455,000, and it plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

The Company receives interim support from its ultimate parent company and other related companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

Progress Report from August 1, 2002 to December 12, 2002

On August 1, 2002, we announced that the hardware for building and testing the 0.5 H.P. Rand Cam TM ceramic engine has been fabricated. The new engine will be developed for powering the U.S. Navy’s new Smart Warfighting Array of Reconfigurable Modules (SWARM) low cost unmanned aerial vehicles. Assembly and testing has now commenced by REGI U.S., Inc.’s Engineer at Advanced Ceramics Research at their Tuscon, Arizona facilities. Advanced Ceramics Research has been awarded the Phase I SBIR U.S. Navy contact to build and test a Naval 0.5 horsepower ceramic engine with REGI U.S., Inc.

On November 13, 2002, we announced the status of our current projects in the following summary report:

42 Horsepower Diesel Engine – for unmanned vehicle applications for helicopters. The design phase of this project is complete and fabrication of the engine has commenced. Planning for the test facility and test plan is also underway.

Air Conditioning Compressor – for air conditioning units for buses. Trans/Air Corporation has notified Reg Technologies, Inc. that testing our special Rand Cam™ air conditioning compressor was delayed due to lack of personnel. Trans/Air promised to have the necessary people available for testing after the start of next year.

0.5 Horsepower Diesel Engine – for unmanned spy plane applications. The initial Phase I portion of this project was funded by an SBIR (Small Business Innovative Research) grant that was awarded to ACR (Advanced Ceramics Research Corporation) for building and testing a small engine for UAV (Unmanned Aerial Vehicle). The Phase I project has been completed and a proposal for additional work in a Phase II project has been submitted to the Government.

Rand Cam™ Steam Expander – for hybrid car applications. We are working with two different groups on adapting the Rand Cam™ concept as a steam engine expander. These engines span a horsepower range from 25 to 10,000 horsepower. A proposal for a funded analysis, design, fabrication and test program has been prepared and submitted to one of the groups.

Results of operations for the six months ended October 31, 2002 (“2002”) compared to the six months ended October 31, 2001 (“2001”)

There were no revenues from product licensing during the periods.

There is net income in 2002 of $4,000 compared to a net loss of $160,000 in 2001 due to minimized operations. Administrative expenses decreased by $68,000 to $2,000 from $70,000 in 2001 as a result of the minimized operations.

Ongoing minor research and development activities took place during 2002. Research and development decreased by $84,000 to $(8,000) as compared to $76,000 in 2001. Patrick Badgley continued to perform the majority of development activities during 2002 and was paid technical consulting fees totalling $18,000 as compared to $15,000 in 2001. We were reimbursed $32,000 pursuant to separate agreements with Advanced Ceramics Research and Radian Incorporated.

Liquidity

During the six months ended October 31, 2002, we financed our operations mainly through a collection of a receivable of $13,400 from Advanced Ceramics Research. The amounts owing to related parties decreased by $11,000 to $462,000, are unsecured and repayable on demand. Our related companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

As at October 31, 2002 we had cash of $Nil and other current liabilities of $553,000 for a working capital deficit of $553,000. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a controlling shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns 5,052,000 shares, having an approximate current market value of $455,000, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

Item 3. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II	Other Information

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8K

(a)	Exhibits

	99.1	Certification of John G. Robertson, President (Principal Executive Officer),
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial
Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes -Oxley Act of 2002

(b)	Reports on Form 8-K

There were no Forms 8-K filed during the period of this report.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2002	REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, John G. Robertson, certify that

1.	I have reviewed this quarterly report on Form 10-QSB of REGI U.S., Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ John G. Robertson
John G. Robertson
     Chief Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, James Vandeberg, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of REGI U.S., Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ James Vandeberg
James Vandeberg
      Chief Financial Officer

EXHIBIT 99.1

CERTICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John G. Robertson, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes -Oxley Act of 2002, that:

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

EXHIBIT 99.2

CERTICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Vandeberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
James Vandeberg,
Chief Financial Officer
(Principal Financial Officer)