Form 10QSB
period 2003-01-31
REGI U S INC
filed 2003-03-21
CIK 922330

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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

Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 17, 2003 Common - 11,287,935 shares

DOCUMENTS INCORPORATED BY REFERENCE

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

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2003
(Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	January 31,	April 30,
	2003	2002
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Cash	2,349	–
Accounts receivable	–	13,400

Total Current Assets	2,349	13,400
Property, Plant and Equipment (Note 3)	–	664
Long-Lived Assets (Note 4)	64,344	66,920

Total Assets	66,693	80,984

Liabilities and Stockholders’ Deficit
Current Liabilities
Cheques issued in excess of funds on deposit	–	2,256
Accounts payable	87,582	87,952
Accrued liabilities	4,000	9,500
Due to related parties (Note 6)	468,709	473,155

Total Liabilities	560,291	572,863

Commitments and Contingent Liabilities (Notes 1 and 7)
Subsequent Events (Note 8)
Stockholders’ Deficit
Common Stock (Note 5), 20,000,000 shares authorized without par
value; 11,287,935 shares issued and outstanding respectively	4,778,799	4,778,799
Stock Based Compensation	37,000	37,000
Deficit Accumulated During the Development Stage	(5,309,397)	(5,307,678)

Total Stockholders’ Deficit	(493,598)	(491,879)

Total Liabilities and Stockholders’ Deficit	66,693	80,984

The Accompanying Notes are an Integral Part of these Financial Statements.

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated
	from
	July 27, 1992
	(Inception)	Three Months Ended		Nine Months Ended
	to January 31,	January 31,		January 31,
	2003	2003	2002	2003	2002
	$	$	$	$	$
Revenues	–	–	–	–	–

Administrative Expenses
Amortization	664	–	–	664	–
Bank charges and interest	10,739	263	130	1,076	736
Foreign exchange	3,889	(316)	1,315	35	(259)
Interest on debentures	12,593	–	–	–	–
Investor relations – advertising	315,929	–	–	–	–
Investor relations – consulting	776,545	300	5.514	300	67,792
Office, rent and telephone	159,754	92	3,049	3,761	10,003
Professional fees	343,497	2,040	3,112	79	17,922
Transfer agent and regulatory fees	100,437	1,791	237	2,264	(530)
Travel	12,897	175	–	175	1,048
Less: interest and other income	(16,788)	–	–	–	(33)
accounts payable write-off	(14,554)	–	–	–	–

	1,705,602	4,345	13,357	8,354	96,679

Research and Development Expenses
Intellectual property written-off	578,509	–	–	–	–
Amortization	118,653	1,137	1,741	3,411	5,177
Market development	92,782	–	–	–	–
Professional fees	73,904	–	–	–	–
Project management	280,000	–	7,500		22,500
Project overhead	211,588	–	7,620	2,000	21,090
Prototype design and construction	1,389,350	–	440		4,758
Royalties	93,000	–	6,000		18,000
Technical consulting	498,350	586	8,000	(13,388)	44,282
Technical salaries	169,467	–	–	–	–
Technical reports	24,364	–	–	–	2,244
Travel	168,226	–	–	1,340	(10,460)
Less: accounts payable write-off	(94,398)	–	–	–	–

	3,603,795	1,723	31,301	(6,637)	107,591

Net Loss for the Period	(5,309,397)	(6,068)	(44,658)	(1,717)	(204,270)

Loss Per Share – Basic		–	(0.01)	–	(0.02)

Weighted Average Shares Outstanding		11,288,000	10,220,000	11,288,000	10,222,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

The Accompanying Notes are an Integral Part of these Financial Statements.

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine Months Ended
	January 31,
	2003	2002
	$	$

Cash Flows from Operating Activities
Net loss	(1,717)	(204,270)
Adjustments to reconcile net loss to cash
Amortization	4,075	5,177
Stock based compensation	–	2,312
Changes in non-cash working capital items
Decrease in accounts receivable	13,400	–
Increase (decrease) in accounts payable and accrued liabilities	(5,870)	17,604

Net Cash Provided (Used) by Operating Activities	9,888	(179,177)

Cash Flows from Financing Activities
Increase in common stock subscribed for	–	194,550
Decrease in due to related parties	(4,446)	(14,693)

Net Cash Provided by Financing Activities	(4,446)	179,857

Cash Flows to Investing Activities
Patent protection costs	(837)	(726)

Net Cash Used by Investing Activities	(837)	(726)

Increase (decrease) in cash	4,605	(46)
Cash (deficiency) – beginning of period	(2,256)	(1,466)

Cash (deficiency) – end of period	2,349	(1,512)

Non-Cash Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

The Accompanying Notes are an Integral Part of these Financial Statements.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $558,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings.

The Company plans to raise funds through loans from a shareholder REGI. REGI owns approximately 45% of the shares of the Company, having an approximate current market value of $253,000, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company’s results of operations and financial position is not expected to be material.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company’s operations have not been disclosed.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements in the fourth quarter of fiscal 2003.

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

3.	Property, Plant and Equipment

			January 31,	April 30,
			2003	2002
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)
Computer equipment	5,452	5,452	–	664

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Long-Lived Assets

			January 31,	April 30,
			2003	2002
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)
Patents - RC/DC Engine	91,556	27,212	64,344	69,241

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

5.	Common Stock

	(a)	Warrants Outstanding

There are 750,200 warrants outstanding to purchase 750,200 shares at $0.30 per share . These warrants expire one year after receipt of funds, with expiry dates ranging from April 12, 2003 to December 11, 2003.

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.	Common Stock (continued)

	(b)	Stock Option Plan (continued) The weighted average number of shares under option and option price for the nine months ended January 31, 2003 is as follows:

		Weighted		Weighted
	Shares	Average		Average
	Under	Option		Remaining Life
	Option	Price		of Options
	#	$		(Months)
Beginning balance – April 30, 2002 (audited)	1,450,000	0.20	*	38

Granted	510,000	0.20
Exercised	–	–
Cancelled	–	–
Lapsed	(50,000)	0.20

Ending balance – January 31, 2003 (unaudited)	1,910,000	0.20		35

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

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	2003	2002
	$	$
Net loss
As reported	(1,717)	(204,270)
Pro forma	(89,473)	(284,535)
Basic net loss per share
As reported	–	(0.02)
Pro forma	(0.01)	(0.03)

	(c)	Performance Stock Plan

The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. See Note 8(b).

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

8.	Subsequent Events

	(a)	On February 18, 2003, the Company issued 100,000 common shares for proceeds of $5,000 pursuant to a private placement under Rule 506 of Regulation D.

	(b)	On February 20, 2003, the Company issued 50,000 performance shares to Stockbroker.com for consulting services rendered.

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

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced any revenues. We have undergone mounting losses to date totalling $5,309,000 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our working capital deficit is $558,000. Our only assets are our long-lived assets, being patents and intellectual property rights, totalling $64,000, which represents 96% of total assets. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

The Company receives interim support from its ultimate parent company and other related companies and plans to raise additional capital through debt and/or equity financings. The Company plans to raise funds through loans from a shareholder REGI. REGI owns approximately 45% of the shares of the Company, having an approximate current market value of $253,000, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

Progress Report from November 1, 2002 to March 17, 2003

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

Results of operations for the nine months ended January 31, 2003 (“2003”) compared to the nine months ended January 31, 2002 (“2002”)

There were no revenues from product licensing during the periods.

The net loss in 2003 decreased by $202,000 to $2,000 compared to $204,000 in 2002 due to minimized operations. Administrative expenses decreased by $89,000 to $8,000 from $97,000 in 2002 as a result of the minimized operations.

Ongoing research and development activities took place during 2003. Research and development decreased by $115,000 to $(7,000) as compared to $108,000 in 2002. Patrick Badgley undertook the majority of development activities during 2003 and was paid technical consulting fees totalling $22,000 as compared to $23,000 in 2002. We were reimbursed $32,000 pursuant to separate agreements with Advanced Ceramics Research and Radian Incorporated.

Liquidity

During the nine months ended January 31, 2003, we financed our operations mainly through the collection of a receivable of $13,400 from Advanced Ceramics Research. The amounts owing to affiliates decreased by $4,000 to $469,000, are unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

As at January 31, 2003 we had a cash balance of $2,000 and total current liabilities of $560,000 for a working capital deficit of $558,000. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. The Company receives interim support from its ultimate parent company and plans to raise additional funds from equity financing.

The Company plans to raise funds through loans from a shareholder REGI. REGI owns approximately 45% of shares of the Company, having an approximate current market value of $253,000, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

On February 18, 2003, the Company issued 100,000 common shares for proceeds of $5,000 pursuant to a private placement under Rule 506 of Regulation D.

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

PART II	Other Information

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submissions of Matters to a Vote of Security Holders of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8K

(a)	Exhibits

	99.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

There were no Forms 8-K filed during the period of this report.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2003	REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, John G. Robertson, certify that:

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

Date: March 21, 2003

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

Date: March 21, 2003

/s/ James Vandeberg
James Vandeberg
Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John G. Robertson, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Vandeberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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