Form 10KSB
period 2003-04-30
REGI U S INC
filed 2003-08-15
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2003

COMMISSION FILE NO. 0-23920

REGI U.S., INC.
(Name of small business issuer as specified in its charter)

OREGON	91-1580146
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1103 - 11871 HORSESHOE WAY
RICHMOND, BRITISH COLUMBIA V7A 5H5, CANADA
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

State the issuer’s revenues for its most recent fiscal year: nil.

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2002, computed by reference to the price at which the stock was sold on that date: $1,120,314.45.

The number of shares outstanding of the registrant's Common Stock, no par value, as of July 31, 2003 was 17,961,055.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒.

REGI U.S., INC.
FORM 10-KSB
TABLE OF CONTENTS

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

Our principal offices are located at 1103-11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada. Our telephone number is (604) 278-5996 and our telefacsimile number is (604) 278-3409. Our website is www.regtech.com.

We will likely need to raise additional capital in the future beyond any amount currently on hand and which may become available as a result of the exercise of warrants and options which are currently outstanding, in order to fully implement our intended plan of operations.

BUSINESS OF THE COMPANY AND PRODUCTS

Overview and History

We are engaged in the business of developing and building an improved axial vane-type rotary engine known as the Rand CamTM Direct Charge (“RC/DC”) Engine, which is a variation of the Original Engine. The Original Engine is an axial vane rotary engine, the worldwide marketing rights to which are held by RAND. A United States patent was issued for the RC/DC Engine on July 4, 1995, and assigned to us. Since no marketable product has yet been developed, we have not received any revenues from operations.

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

We are currently testing prototypes for several products. Our strategy is to develop engines and compressors for low to medium horsepower applications, then apply the Technology to larger applications. We have licensed the Technology for several projects. The licensee’s have agreed to fund their projects for research and development of the specific applications. To date, we have completed three license agreements with Advanced Ceramics for 10 H.P. or less for remote piloted vehicles, a license agreement with Radian MILPARTS for greater than 10 H.P. for military applications and to Rotary Power International for Generator applications.

PRODUCTS AND PROJECTS

Rand Cam Technology

Rand Cam Cold Turbine Engine

On May 7, 2003 we announced that Rotary Power International has been granted a license agreement for the power generator applications. On June 9, 2003 we announced that the license had been extended to December 31, 2003.

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

The design phase of the 42 Horsepower Diesel Engine for unmanned vehicle applications for helicopters is complete and fabrication of the engine has commenced. Planning for the test facility and test plan is also underway.

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

A special 3.2 SCFM air compressor has been designed and built for a large fuel cell customer. The customer has reviewed the design and his comments including type of drive motor, inlet and outlet piping arrangements and mounting considerations were incorporated and final drawings were prepared.

On November 13, 2002 we announced that Trans/Air had notified us that testing of our special Rand Cam™ air conditioning compressor was delayed due to lack of personnel. Trans/Air promised to have the necessary people available for testing after the start of this year.

Hydrogen Separator

We purchased the rights to the H2O Hydrogen Separator Technology consisting of a hydrogen separator based, which is a unique system for extracting hydrogen from water.

In consideration for a 50% interest for the rights to the Hydrogen Separator Technology Reg Technologies, Inc. (“Reg”) agrees that we shall apply for a patent in the U.S. for the Hydrogen Separator Technology at Reg’s expense; and Reg agrees to build a prototype of the Hydrogen Separator Technology as designed by GHM, Inc. We declined the option to purchase an additional 50% interest. To date, neither patent confirmation nor approval has been received by Reg.

Ceramic Rand CamTM Engine

On December 6, 2001 we announced that a U.S. Navy contract (SBIR No1-144) has been awarded to Advanced Ceramics Research (prime contractor) and REGI U.S., Inc. to build and test a Naval 0.5 horsepower ceramic engine. The proposed engine is a four stroke Rand Cam™ engine utilizing continuous injection and combustion in a single combustion chamber. The engine will be of all ceramic construction to permit high temperature operation, without cooling, to effectively burn heavy oil. This new motor will be developed for powering the U.S. Navy’s new Smart War-fighter Array of Re-configurable Modules (SWARM) low cost unmanned aerial vehicle.

On April 4, 2002 we announced that we signed an agreement to grant a license to Advanced Ceramics Research, Inc. (“ACR”) for the Rand Cam™ based motors for 10 H.P. or less for the SBIR No 1-144 Navy Contract for the remote piloted applications. We agreed that a 5 year contract will also be granted to ACR for the Rand Cam™ concept motors for the commercial and military rights for the applications developed under the Navy contract for 10 H.P or less.

We will receive a royalty fee of 5% of the purchase price for the commercial and Navy applications. We also receive 30% of the Navy phase I contract and 50% of the phase II contract which is typically $50,000 to $100,000 for Phase I and $500,000 to $750,000 for Phase II. Phase I has been completed by Advanced Ceramics and proposal for additional work in a Phase II project has not been submitted or funded by the Government.

Rand CamTM Steam Expander

We are working with Blasingame on adapting the Rand Cam concept as a steam engine expander. These engines span a horsepower range from 25 to 10,000 horsepower. A proposal for a funded analysis, design, fabrication and test program has been prepared and submitted to Blasingame.

We have a license agreement with Radian Milparts to build and design a 42 horsepower diesel engine for military unmanned air applications for 90 horsepower and up. Three 42 horsepower engines have been built and testing is being completed ….6% royalty…

MARKETING

We intend to pursue the development of the RC/DC Engine and the air pump, compressor and other products by entering into licensing and/or joint venture arrangements with other larger companies, which have the financial resources to maximize the potential of the technology. At the present time, we have signed license agreements with Advanced Ceramics Research, Inc., Radian, Inc. and Rotary Power Generation, Incorporated. We have no current plans to become actively involved in either manufacturing or marketing any engine or other product which it may ultimately develop to the point of becoming a commercial product.

Our current objective is to complete and test the various compressor, pump and diesel engine prototypes. Based on the successful testing, the prototypes will be used for presentation purposes to potential license and joint venture partners.

We expect revenue from license agreements with the potential end users based on the success of the design from the compressor, pump, and diesel engine prototypes. Based on of successful testing of the Rand Cam prototypes, we expect to have joint venture or license agreements finalized, which would result in royalties to us. However, there is no assurance that the tests will be successful or that we will ever receive any such royalties.

The following marketing activities are all currently underway:

AIR CONDITIONING COMPRESSOR - An agreement with Trans Air Manufacturers has been completed to use the Rand Cam(TM) compressor in air conditioning units in bus applications. We have delivered a compressor prototype for testing. We are awaiting test results from Trans Air.

AIR PUMP – A prototype air pump for a Fuel Cell Application has been completed and will be delivered to the Fuel Cell manufacturer and others. We plan to build several additional air pumps for demonstration purposes for other fuel cell uses.

DIESEL ENGINE – We have signed a license agreement with Radian MILPARTS to further develop our Rand Cam Technology for a 42 horsepower engine. Our license agreement with Radian calls for a 6% royalty to us and one working model 42 horsepower diesel engine for our own use for demonstration purposes for the other commercial applications.

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

Two additional patents have been issued for improvements to the engine including: U.S. Patents 5,509,793 “Rotary Device with Slidable Vane Supports) issued April 24, 1996 and 5,551,853 “Axial Vane Rotary Device and Sealing System Therefor) issued September 3, 1996.

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

Developmental Stage Company. We were incorporated on July 27, 1992. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $172,883. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

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

History of Losses. We have a history of operating losses, and an accumulated deficit, as of April 30, 2003, of $5,528,650. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Control by Current Insiders. 11,197,850 common shares, not including currently exercisable options or warrants, are owned by current insiders representing control of approximately 62.95% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

Estimates and Financial Statements. The information in this Form 10-KSB consists of and relies upon evaluation and estimates made by management. Even though management believes in good faith that such estimates are reasonable, based upon market studies and data provided by sources knowledgeable in the field, there can be no assurance that such estimates will ultimately be found to be accurate or even based upon accurate evaluations.

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

During the last two fiscal years, we spent $18,830 on research and development. During the last year, the majority of the costs were paid directly toward the building of the 42 horsepower prototypes by Radian Milparts and by Advanced Ceramics for the 10 horsepower ceramic engine for unmanned aerial applied uses.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "RGUS" where it has been traded since September 21, 1994. The Common Stock has traded between $0.035 and $6.75 per share since that date.

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

	Bid Price		Asked Price
	High $	Low $	High $	Low $
Quarter Ended July 31, 2001	.36	.25	.04	.26
Quarter Ended October 31, 2001	.46	.16	.47	.21
Quarter Ended January 31, 2002	.28	.15	.29	.20
Quarter Ended April 30, 2002	.22	.17	.30	.19
Quarter Ended July 31, 2002	.21	.07	.22	.11
Quarter Ended October 31, 2002	.13	.07	.15	.14
Quarter Ended January 31, 2003	.12	.035	.14	.05
Quarter Ended April 30, 2003	.09	.04	.11	.05
Quarter Ended July 31, 2003	.23	.045	.27	.06

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of July 30, 2003, there were 17,961,055 shares of Common Stock outstanding, held by 244 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. See Note 5(d) to our audited financial statements for the fiscal year ended April 30, 2003 for more information on recent sales of unregistered securities.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the "RC/DC Engine").

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totaling $5,528,650 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our working capital deficit is $236,090. Our only assets are our intangible assets, being patents and intellectual property rights, totaling $63,207 which represents 95% of total assets. These factors raise doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

During the year, we raised a further $25,968 in addition to the $194,550 raised in 2002, pursuant to a private placement of 173,120 units issued at $0.15 per unit. Each unit will contain one share and one warrant to acquire one additional share at $0.20 per share if exercised in year one after receipt of funds. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. We may also raise additional funds through the exercise of warrants and stock options, warrants if exercised will net $34,624 for the $0.20 warrants and $43,500 for the $0.30 warrants

Results of operations for the year ended April 30, 2003 ("2003") compared to the year ended April 30, 2002 ("2002")

There were no revenues from product licensing during 2002 and 2003.

The net loss in 2003 increased by $64,882 to $220,972 compared to $156,090 in 2002. The increase was due to an increase of $93,784 in administrative expenses. The increase in administrative expenses was mainly due to an increase in consulting services donated by the Company’s officers and directors. Professional fees made up $7,141 of the administrative expenses in 2003 as compared to $19,855 in 2002, which includes accounting, auditing and legal. We continue to use a consultant to perform the majority of legal work. The decrease of $28,902 in research and development was mainly attributed to a decrease in prototype costs as $35,028 was received from contracts from Advanced Ceramics Research and Radian MILPARTS. The majority of prototype construction and testing costs continues to be borne by potential licensees and manufacturers. We paid one in house consultant for technical prototype design consulting amounting to $21,440 compared to $36,932 in 2002, which was mainly conducted by Patrick

Badgley, Vice President of Research and Development. See above progress reports for research and development activity conducted during the year.

LIQUIDITY AND CAPITAL RESOURCES

During 2003, we financed our operations mainly through subscription proceeds of $25,968 towards a private placement of units at $0.15 per unit.

We received funding in 2003 from our affiliated companies (common directors) and our 28% shareholder, Rand Energy Group, Inc. and Reg Technologies Inc., the controlling shareholder of Rand Energy Group, Inc. The total amount owing to related parties is $144,738 or 61% of total current liabilities as at April 30, 2003. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. On April 8, 2003, the Company issued 6,100,000 common shares to settle $305,000 in debt owing to related companies. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

The loss for the year of $220,972 included $35,028 in prototype cost recoveries.

As at April 30, 2003, we had a cash amount of $87 and other current liabilities of $239,177. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a controlling shareholder (REGI). REGI owns 5,063,200 shares and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position

John G. Robertson	62	Director, Chairman of the Board of Directors,
		President and Chief Executive Officer
Jennifer Lorette	31	Director, Vice-President
James Vandeberg	60	Director and Chief Operating Officer and Chief
		Financial Officer
Patrick Badgley	59	Vice-President, Research and Development

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

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

John G. Robertson - Chairman of the Board of Directors, President, Chief Executive Officer

Mr. Robertson has been our Chairman, President and Chief Executive Officer since our formation. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the Rand Cam (TM) technology and Rand Energy Group, Inc. owns the worldwide rights exclusive of the U.S. Mr. Robertson is President, Principal Executive Officer and a member of the Board of Directors of IAS Communications, Inc., an Oregon corporation traded on the OTC bulletin board, which is developing a new type of antenna system. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation which is currently inactive, and its predecessor. He is also the President and Founder of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, diamond, and oil and gas exploration. He is also President of Linux Gold Corp., a public company trading on the OTC Bulletin Board. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

Jennifer Lorette - Vice President

Ms. Lorette became a member of the board of directors in January 2001. She has been our Vice President since June 1994, and was also previously Chief Financial Officer. Since April 1994 she has also been Vice President of Administration and Secretary for Reg Technologies, Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a

British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since February 1995 Ms. Lorette has been Secretary/Treasurer and a director of IAS Communications Inc., an Oregon corporation traded on the OTC bulletin board. Since June 1997 Ms. Lorette has been Executive Vice President and a Director of Information-Highway.com, Inc., a Florida corporation traded which is currently inactive, and its predecessor. Since June 1994 Ms. Lorette has also been Vice President and Secretary of Linux Gold Corp. Since November 1997 Ms. Lorette has been Vice President of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, diamond, and oil and gas exploration.. She also became a director in February 2001.

James L. Vandeberg - Chief Operating Officer and Chief Financial Officer, and a Member of the Board of Directors

Mr. Vandeberg became a Director and Chief Operating Officer in November 1999 and Chief Financial Officer in 2000. Mr. Vandeberg is an attorney in Seattle, Washington. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and is a director of Information-Highway.com, Inc., a Florida corporation which is currently inactive. He is also a director of IAS Communications, Inc. an Oregon corporation traded on the OTC bulletin board since November 1998. Mr. Vandeberg is also a director of Linux Gold Corp., a British Columbia company traded on the OTC bulletin board. Mr. Vandeberg is also a director of Cyber Merchants Exchange, Inc. since May 2001. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

Patrick R. Badgley - Vice President, Research and Development

Mr. Badgley was appointed our Vice President, Research and Development in February 1994. He was directing and participated in the technical development of the Rand Cam compressor, gasoline engine and diesel engine. Since July 1993 Mr. Badgley has been a Director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Between 1986 and 1994, Mr. Badgley was the Director of Research and Development at Adiabatics, Inc., in Columbus, Indiana, where he directly oversaw several government and privately sponsored research programs involving engines. He was the Program Manager for the Gas Research Institute project for emissions reduction of two-stoke cycle natural gas engines. He was also Program Manager for several coal fuel diesel engine programs for the Department of Energy and for uncooled engine programs for a Wankel engine for NASA and for a piston type diesel engine for the U.S. Army. Mr. Badgley's work has covered all phases of research, design, development and manufacturing, from research on ultra-high speed solenoids and fuel sprays, to new product conceptualization and production implementation of fuel pumps and fuel injectors. Mr. Badgley received his Bachelor of Science degree in Mechanical Engineering from Ohio State University. Since February 1995 Mr. Badgley has been a director and officer of IAS Communications Inc., an Oregon corporation traded on the OTC bulletin board. Mr. Badgley is currently working for Global Aircraft Company.

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

ITEM 10. EXECUTIVE COMPENSATION

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson received no compensation from us in fiscal year 2002. Options to purchase 700,000 shares of our common stock granted on March 15, 2001, which replaced the 300,000 options that expired in January 2001, were repriced from $0.40 to $0.20 on May 10, 2002. No options were granted during fiscal 2002.

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
Awards Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under- lying Options/ SARs (#)	LTIP(2) Payout ($)	All Other Compensation ($)
John G. Robertson, President and CEO	2003 2002 2001	Nil Nil Nil	Nil Nil Nil	Nil 36,000(3) 36,000 (3)	Nil Nil Nil	Nil Nil 700,000(4)	Nil Nil Nil	Nil Nil Nil

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

(3)
Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, received or is to receive $2,500 per month from us for management services provided to us and rent in the sum of $6,000 per annum. Mr. Robertson is a trustee of the Robertson FamilyTrust.

(4)
These options were granted on March 15, 2001 exercisable at a price of US$0.40 per share until March 15, 2006. On May 10, 2002, the exercise price of these options was reduced to $0.20 per share, with all other terms remaining the same.

On March 31, 1994, we entered into a management agreement with Access Information Services, Inc., a Washington corporation, which is owned and controlled by the Robertson Family Trust. We retained Access at the rate of $2,500 per month to provide certain management, administrative, and financial services. No fees were paid during the year ended April 30, 2003.

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

The following table sets forth certain information with respect to options exercised during the fiscal year ended April 30, 2003 by our Chief Executive Officer, and with respect to unexercised options held by our Chief Executive Officer at the end of fiscal 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value realized ($)	Number of Unexercised Options at Years End Exercisable / Unexercisable	Value of Unexercised Options at Year End (1) Exercisable / Unexercisable
John G. Robertson	-0-	-0-	700,000 / 0	-0- / -0-

(1) The calculation of the value of unexercised options is based on the difference between the last sale price of $0.08 per share for our Common Stock on April 24, 2003, being the last date the shares were traded prior to April 30, 2003, and the exercise price of each option (then $0.20), multiplied by the number of shares covered by the option.

We do not have any Long Term Incentive Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 15, 2003, our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Class A Shares Owned	Percentage of
		Class A Shares
		Owned

John G. Robertson, Chairman of the Board	10,821,350	60.84%
of Directors, President and Director (1) (2)
(3) (4)

James McCann (5)	5,063,200	28.46%

Rand Energy Group Inc. (6)	5,063,200	28.46%

Jennifer Lorette, Vice President and	150,500	*
Director (7)

James Vandeberg, Chief Operating Officer	76,000	*
and Director (8)

Patrick Badgley, Vice President, Research	150,000	*
and Development and Director (9)

ALL EXECUTIVE OFFICERS &	11,197,850	62.95%
DIRECTORS AS A GROUP (FOUR
INDIVIDUALS) (10)

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

*Less than one percent of the issued and outstanding on July 15, 2003, which was 17,787,935

(1) These individuals may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 5,063,200 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 700,000 options that are currently exercisable. Mr. Robertson's address is the same as the Company's.

(3) Includes 2,650,000 shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, and 700,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as our address.

(4) Rainbow Network is a private Turks and Caicos Island company. Mr. Robertson is the President and director of Rainbow Network. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Rainbow Network. Mr. Robertson's address is the same as our address.

(5) Includes 5,063,200 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(6) Rand Energy Group Inc. is owned 51% by Reg Technologies Inc. and 49% by Rand Cam Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Technologies Inc. and Rand Cam Engine Corp. could be considered the beneficial owner of the 5,063,200 shares registered in the name of Rand Energy Group Inc.

Reg Technologies Inc. is a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the Rand Cam Engine since 1986. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 5,063,200 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

Rand Cam Engine Corp. is a privately held company whose stock is controlled by James McCann and minor interest by several other shareholders. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

(7) Includes 150,000 options that are currently exercisable. Ms. Lorette's address is the same as the Company's.

(8) Includes 75,000 options that are currently exercisable. Mr. Vandeberg's address is 1000 Second Avenue, Suite 1710, Seattle, WA 98104.

(9) Includes 150,000 options that are currently exercisable. Mr. Badgely's address is 2815 Franklin Drive, Columbus, Indiana, 47201.

(10) Includes 5,063,200 shares registered in the name of Rand Energy Group Inc. whose beneficial ownership is attributed to Mr. Robertson as set forth in Note (2) above. See Note (5) above for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 1,075,000 options that are currently exercisable.

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

We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("RAND"), which, in turn, is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech") and 49% by Rand Cam Engine Corp. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Rand Cam Engine Corp. is a privately held company whose stock is reportedly majority owned and controlled by James McCann and the balance by several other shareholders.

ITEM 13(a). EXHIBITS.

Number	Description

3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between
	Regi U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between
	Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research
	dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg
	Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made
	as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation,
	Incorporated made as of April 22, 2002
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power
	Generation, Incorporated made as of April 2, 2003
23.1	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002
32.1	Certification of John G. Robertson, President (Principal Executive Officer),
	pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial
	Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002

ITEM 13(b). REPORTS ON FORM 8-K.

None.

ITEM 14. CONTROLS AND PROCEEDURES.

       (a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Exchange Act) as of a date within 90 days before the filing date of this annual report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

       (b) Changes in internal controls.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: August 13, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	President, Chief	8/13/03
(John G. Robertson)	Executive Officer and Director

/s/ James Vandeberg	Chief Operating Officer	8/13/03
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Vice President and Director	8/13/03
(Jennifer Lorette)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between
	Regi U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between
	Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research
	dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg
	Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made
	as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation,
	Incorporated made as of April 22, 2002
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power
	Generation, Incorporated made as of April 2, 2003
23.1	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002
32.1	Certification of John G. Robertson, President (Principal Executive Officer),
	pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial
	Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002

Independent Auditor’s Report

To the Stockholders and Board of Directors
of REGI U.S., Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of REGI U.S., Inc. (A Development Stage Company) as of April 30, 2003 and 2002 and the related statements of operations, stockholders’ deficit and cash flows for the period from July 27, 1992 (Inception) to April 30, 2003 and the years ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of REGI U.S., Inc. (A Development Stage Company), as of April 30, 2003 and 2002, and the results of its operations and its cash flows for the period from July 27, 1992 (Inception) to April 30, 2003 and the years ended April 30, 2003 and 2002, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception and has a severe working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott

CHARTERED ACCOUNTANTS
Vancouver, Canada
August 12, 2003

REGI U.S., Inc.
 (A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,
	2003	2002
	$	$
Assets

Current Assets

Cash	87	–
Amounts receivable	3,000	16,400

Total Current Assets	3,087	16,400

Property and Equipment (Note 3)	–	664

Long-Lived Assets (Note 4)	63,207	66,920

Total Assets	66,294	83,984

Liabilities and Stockholders’ Deficit

Current Liabilities

Cheques issued in excess of funds on deposit	–	2,256
Accounts payable	86,264	87,952
Accrued liabilities	8,175	7,500
Convertible debenture	–	5,000
Due to related parties (Note 6)	144,738	473,155

Total Current Liabilities	239,177	575,863

Commitments and Contingent Liabilities (Notes 1 and 7)
Subsequent Events (Note 8)

Stockholders’ Deficit

Common Stock (Note 5), 20,000,000 shares authorized without par value;
17,687,935 and 11,287,935 shares issued and outstanding respectively	5,105,299	4,778,799

Common Stock Paid For But Unissued (Note 5(d)(i))	25,968	–

Donated Capital (Note 6)	187,500	–

Stock Based Compensation	37,000	37,000

Deficit Accumulated During the Development Stage	(5,528,650)	(5,307,678)

Total Stockholders’ Deficit	(172,883)	(491,879)

Total Liabilities and Stockholders’ Deficit	66,294	83,984

(The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
 (A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	July 27, 1992
	(Inception)	Year Ended
	To April 30,	April 30,
	2003	2003	2002
	$	$	$

Revenues	–	–	–

Administrative Expenses
Bank charges and interest	10,942	1,279	907
Consulting services (Note 6)	187,500	187,500	–
Foreign exchange loss (gain)	3,247	(605)	(95)
Interest on debentures	12,593	–	–
Investor relations – publications	315,929	–	–
Investor relations – consulting	793,045	16,800	111,370
Office, rent and telephone (Note 6)	165,339	9,346	11,525
Professional fees	350,559	7,141	19,855
Transfer agent and regulatory fees	102,545	4,372	2,201
Travel	12,897	175	1,048
Less: interest and other income	(16,788)	–	(33)
accounts payable written off	(14,554)	–	(14,554)

	1,923,254	226,008	132,224

Research and Development Expenses
Intellectual property (Note 4)	578,509	-	12,364
Amortization	120,454	5,212	6,939
Market development	92,782	–	–
Professional fees	73,904	–	–
Project management	280,000	–	30,000
Project overhead	211,588	2,000	17,290
Prototype design and construction contracts, net of
recoveries	1,354,322	(35,028)	4,758
Royalties	93,000	–	6,000
Technical prototype design consulting	533,178	21,440	36,932
Technical reports	24,364	–	2,244
Technical salaries	169,467	–	–
Travel	168,226	1,340	1,737
Less: accounts payable written off	(94,398)	-	(94,398)

	3,605,396	(5,036)	23,866

Net Loss for the Year	(5,528,650)	(220,972)	(156,090)

Loss Per Share - Basic		(0.02)	(0.02)

Weighted Average Shares Outstanding		11,509,000	10,399,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
 (A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from
	July 27, 1992
	(Inception)	Year Ended
	to April 30,	April 30,
	2003	2003	2002
	$	$	$
Cash Flows to Operating Activities
Net loss for the year	(5,528,650)	(220,972)	(156,090)
Adjustments to reconcile net loss to cash
Accounts payable written off	(96,755)	–	(96,755)
Amortization	120,454	5,212	6,939
Donated services	187,500	187,500	–
Intellectual property written off	578,509	–	12,364
Stock based compensation	294,796	16,500	3,083
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(3,000)	13,400	(16,400)
Increase (decrease) in accounts payable and accrued
liabilities	199,350	(1,013)	(69,202)

Net Cash Provided (Used) by Operating Activities	(4,247,796)	627	(316,061)

Cash Flows from Financing Activities
Subscriptions received	25,968	25,968	–
Proceeds from convertible debenture	5,000	–	5,000
Issuance of common stock	4,167,252	–	194,550
Increase (decrease) in due to related parties	266,584	(23,417)	118,182

Net Cash Provided by Financing Activities	4,464,804	2,551	317,732

Cash Flows to Investing Activities
Purchase of property and equipment	(24,947)	–	–
Patent protection costs	(191,974)	(835)	(2,461)

Net Cash Used by Investing Activities	(216,921)	(835)	(2,461)

Increase (decrease) in cash	87	2,343	(790)
Cash (deficiency) - beginning of period	–	(2,256)	(1,466)

Cash (deficiency) - end of period	87	87	(2,256)

Non-Cash Financing Activities
Shares issued for convertible debenture	5,000	5,000	–
Affiliate’s shares issued for intellectual property	200,000	–	–
Shares issued for consulting services	257,796	16,500	–
Shares issued for intellectual property	345,251	–	–
Shares issued to settle debt (Note 6)	330,000	305,000	–
Stock based compensation	37,000	–	3,083

	1,175,047	326,500	3,083

Supplemental Disclosures
Interest paid	12,593	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
 (A Development Stage Company)
Statement of Stockholders’ Equity
From July 27, 1992 (Inception) to April 30, 2003

				Deficit
				Accumulated
				During the
	Common Stock		Donated	Development
	Shares	Amount	Capital	Stage
	#	$	$	$
Balance - July 27, 1992 (inception)	–	–	–	–
Stock issued for intellectual property	5,700,000	57,000	–	–
Stock issued for cash	300,000	3,000	–	–
Net loss for the period	–	–	–	(23,492)

Balance - April 30, 1993	6,000,000	60,000	–	(23,492)
Stock issued for cash pursuant to a public offering	500,000	500,000	–	–
Net loss for the year	–	–	–	(394,263)

Balance - April 30, 1994	6,500,000	560,000	–	(417,755)
Stock issued for cash pursuant to:
options exercised	10,000	1,000	–	–
a private placement	250,000	562,500	–	–
warrants exercised	170,200	213,000	–	–
Net loss for the year	–	–	–	(1,225,743)

Balance - April 30, 1995	6,930,200	1,336,500	–	(1,643,498)
Stock issued for cash pursuant to:
options exercised	232,500	75,800	–	–
warrants exercised	132,200	198,300	–	–
a private offering memorandum	341,000	682,000	–	–
Net loss for the year	–	–	–	(796,905)

Balance - April 30, 1996	7,635,900	2,292,600	–	(2,440,403)
Stock issued for cash pursuant to:
options exercised	137,000	13,700	–	–
warrants exercised	185,400	278,100	–	–
private placements	165,000	257,500	–	–
Net loss for the year	–	–	–	(510,184)

Balance - April 30, 1997	8,123,300	2,841,900	–	(2,950,587)
Stock issued for cash pursuant to:
options exercised	50,000	5,000	–	–
a units offering	500,000	500,000	–	–
Stock issued for acquisition of AVFS rights	400,000	288,251	–	–
Stock issued for financial consulting services	125,000	170,250	–	–
Stock issued to settle an accrued liability	50,000	25,000	–	–
Net loss for the year	–	–	–	(580,901)

Balance - April 30, 1998	9,248,300	3,830,401	–	(3,531,488)

(The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
 (A Development Stage Company)
Statement of Stockholders’ Equity
From July 27, 1992 (Inception) to April 30, 2003

				Deficit
				Accumulated
				During the
	Common Stock		Donated	Development
	Shares	Amount	Capital	Stage
	#	$	$	$

Stock issued for financial consulting services	100,000	71,046	–	–
Net loss for the year	–	–	–	(397,924)

Balance - April 30, 1999	9,348,300	3,901,447	–	(3,929,412)
Stock issued for cash pursuant to:
a private placement	852,101	639,075	–	–
less cash commission paid	–	(47,607)	–	–
warrants exercised	17,334	17,334	–	–
Net loss for the year	–	–	–	(413,495)

Balance - April 30, 2000	10,217,735	4,510,249	–	(4,342,907)
Stock issued for cash pursuant to:
warrants exercised	4,000	2,000	–	–
Net loss for the year	–	–	–	(808,681)

Balance - April 30, 2001	10,221,735	4,512,249	–	(5,151,588)
Stock issued for cash pursuant to a private placement	1,066,200	266,550	–	–
Net loss for the year	–	–	–	(156,090)

Balance - April 30, 2002	11,287,935	4,778,799	–	(5,307,678)

Stock issued to settle debt (Note 6)	6,100,000	305,000	–	–
Stock issued for investor and public relations services	250,000	16,500	–	–
Stock issued for convertible debenture	50,000	5,000		–
Donated consulting services	–	–	187,500	–
Net loss for the year	–	–	–	(220,972)

Balance - April 30, 2003	17,687,935	5,105,299	187,500	(5,528,650)

(The accompanying notes are an integral part of the financial statements)

REGI U.S., Inc.
 (A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.

Nature of Operations and Continuance of Business

REGI U.S., Inc. herein (“the Company”) was incorporated in the State of Oregon, U.S.A. on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (“The RC/DC Engine”). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. (“REGI”), which is a major shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $236,090. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder REGI. REGI owns approximately 28% of the shares of the Company, having an approximate current market value of $1,338,000 as at August 12, 2003, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

	(c)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Property and Equipment Computer equipment is amortized over 3 years on a straight-line basis.

REGI U.S., Inc.
 (A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(e)

Long-Lived Assets

Costs to register and protect patents and to acquire rights are capitalized as incurred. These costs are being amortized on a straight-line basis over 20 years. Long-lived assets are evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company’s ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the long-lived asset could be sold in a current transaction between willing parties.

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

(h)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at April 30, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(i)

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

(j)

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

REGI U.S., Inc.
 (A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”) as of its inception. The Company has incurred net operating losses as scheduled below:

	Amount	Year of
Year of Loss	$	Expiration
1993	23,000	2008
1994	393,000	2009
1995	1,007,000	2010
1996	792,000	2011
1997	521,000	2012
1998	605,000	2013
1999	417,000	2014
2000	429,000	2015
2001	518,000	2016
2002	153,000	2017
2003	17,000	2018

	4,875,000

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at the end of April 30, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

		2003	2002
		$	$

	Net Operating Loss	17,000	156,000
	Statutory Tax Rate	34%	34%
	Effective Tax Rate	–	–
	Deferred Tax Asset	6,000	53,000
	Valuation Allowance	(6,000)	(53,000)

	Net Deferred Tax Asset	–	–

(l)

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

REGI U.S., Inc.
 (A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(l)

Recent Accounting Pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation– Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. SFAS No. 148 does not have any effect on the Company’s results of operations and financial position as the Company has no stock-based employee compensation. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company’s results of operations and financial position was not material.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company’s operations have not been disclosed.

(m) Reclassifications Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

3.	Property and Equipment

				April 30,	April 30,
				2003	2002
			Accumulated	Net Carrying	Net Carrying
		Cost	Amortization	Value	Value
		$	$	$	$

	Computer equipment	5,452	5,452	–	664

4.	Long-Lived Assets

			April 30,	April 30,
			2003	2002
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Patents - RC/DC Engine	91,556	28,349	63,207	66,920

REGI U.S., Inc.
 (A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Long-Lived Assets (continued)

(a)
On August 20, 1992 the Company acquired the U.S. rights to the original Rand Cam-Engine from REGI by issuing 5,700,000 shares at a fair value of $0.01 per share. REGI will receive a 5% net profit royalty. The $57,000 was charged to operations as research and development.

(b)
Pursuant to an agreement with a former director, the Company acquired the U.S. rights to the improved axial vane rotary engine known as the RC/DC Engine. In consideration for the transferred technology, the former director was issued 100,000 shares of Reg Technologies Inc. (“REG”) (a public company owning 51% of REGI) with a fair value of $200,000. The $200,000 was charged to operations as research and development. A 1% net profit royalty will be due to the former director.

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

(a) Warrants Outstanding There are warrants outstanding to acquire 145,000 shares exercisable at $0.30 per share with expiry dates ranging from November 1, 2003 to December 11, 2003. See also Note 8(b).

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the year ended April 30, 2003 is as follows:

	Shares	Weighted	Weighted
	Under	Average	Average
	Option	Option Price	Remaining Life of
	#	$	Options (Months)
Beginning balance – April 30, 2002	1,450,000	0.20*	38

Granted	560,000	0.20
Exercised	–	–
Cancelled	(210,000)	0.20
Lapsed	(50,000)	0.20

Ending balance – April 30, 2003	1,750,000	0.20	39

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

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share for fiscal 2003 and 2002 would have been as follows:

	2003	2002
	$	$
Net loss
As reported	(220,972)	(156,090)
Pro forma	(329,125)	(263,110)
Basic net loss per share
As reported	(0.02)	(0.02)
Pro forma	(0.03)	(0.03)

(c)

Performance Stock Plan

The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

	(d)	Private Placement

(i)
During the year the Company received proceeds of $25,968 ($21,468 from related companies) through a completed private placement of 173,120 units at $0.15 per unit. These units were issued on July 22, 2003. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.20 per share expiring on July 7, 2004. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The common stock issued has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and were sold pursuant to exemptions from registration.

(ii)
During fiscal 2002 the Company received proceeds of $266,550 through a completed private placement of 1,066,200 units at $0.25 per unit. These units were issued March 6, 2002. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.30 for a period of one year from the date of receipt of funds. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The common stock issued has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and were sold pursuant to exemptions from registration.

6.	Related Party Transactions/Balances

(a)
Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office. On April 8, 2003, the Company issued 6,100,000 common shares to settle $305,000 in debt owing to related companies.

	(b)	The value of consulting services of $120,000 was contributed by the President, CEO and director of the Company and charged to operations and treated as donated capital.

REGI U.S., Inc.
 (A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

6.	Related Party Transactions/Balances (continued)

	(c)	The value of consulting services of $30,000 was contributed by the Vice President and director of the Company and charged to operations and treated as donated capital.

	(d)	The value of consulting services of $30,000 was contributed by the CFO, COO and director of the Company and charged to operations and treated as donated capital.

	(e)	The value of consulting services of $7,500 was contributed by the Vice President of Research and Development of the Company and charged to operations and treated as donated capital.

	(f)	Rent of $6,000 was paid to a company having common officers and directors.

7.	Commitments and Contingent Liabilities

	(a)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

	(b)	See Note 1 for substantial doubt about continuing as a going concern.

8.	Subsequent Events

(a)
On May 21, 2003, the Company entered into an agreement with a company which is to provide public and investor relations services. The Company issued 100,000 shares for the first month and is to issue 100,000 shares per month for an additional three months thereafter to the principals of the company.

(b)
On July 22, 2003 the Company issued 173,120 common shares and 173,120 common share purchase warrants to acquire shares at $0.20 per share expiring July 7, 2004. Proceeds of $25,968 were received prior to April 30, 2003.