Form 10KSB/A
period 2003-04-30
REGI U S INC
filed 2003-09-10
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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
FORM 10-KSB/a
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

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 13(a). EXHIBITS.

Number	Description

3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between
	Regi U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between
	Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research
	dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg
	Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made
	as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation,	(6)
	Incorporated made as of April 22, 2002
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power	(6)
	Generation, Incorporated made as of April 2, 2003
23.1	Consent of Independent Auditors	(6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002
32.1	Certification of John G. Robertson, President (Principal Executive Officer),
	pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial
	Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003

ITEM 13(b). REPORTS ON FORM 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses accounting fees and services which we paid to our auditor, Manning Elliott:

Type of Services Rendered	2003 Fiscal Year (CAD$)	2002 Fiscal Year (CAD$)

(a) Audit Fees	$4,000	$2,500

(b) Audit-Related Fees	$5,000	$5,000
(eg. review of Form 10-KSB, Forms 10-QSB)

(c) Tax Fees	Nil	$650

(d) All Other Fees	Nil	Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: September 9, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	President, Chief	9/9/03
(John G. Robertson)	Executive Officer and Director

/s/ James Vandeberg	Chief Operating Officer	9/9/03
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Vice President and Director	9/9/03
(Jennifer Lorette)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between
	Regi U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between
	Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research
	dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg
	Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made
	as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation,	(6)
	Incorporated made as of April 22, 2002
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power	(6)
	Generation, Incorporated made as of April 2, 2003
23.1	Consent of Independent Auditors	(6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002
32.1	Certification of John G. Robertson, President (Principal Executive Officer),
	pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial
	Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003

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