Form 10QSB
period 2003-08-31
REGI U S INC
filed 2003-09-23
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File No. 0-23920

REGI U.S., INC.
(Name of Small Business Issuer in its Charter)

Oregon	91-1580146
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#1103-11871 Horseshoe Way Richmond, BC V7A 5H5 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Issuer's Telephone Number

_______________________________________________
(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes ☒ No ☐

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

September 22, 2003

Common - 17,687,935 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format Yes No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2003
(Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	July 31,	April 30,
	2003	2003
	$	$
	(unaudited)	(audited)

Assets

Current Assets
Cash	90	87

Accounts receivable	3,000	3,000

Total Current Assets	3,090	3,087

Property, Plant and Equipment (Note 3)	--	--

Long-Lived Assets (Note 4)	63,207	63,207

Total Assets	66,297	66,294

Liabilities and Stockholders’ Deficit

Current Liabilities

Cheques issued in excess of funds on deposit	--	--
Accounts payable	86,264	86,264
Accrued liabilities	8,756	8,175
Due to affiliates (Note 6)	146,110	144,738

Total Current Liabilities	241,130	239,177

Commitments and Contingent Liabilities (Notes 1 and 7)

Stockholders’ Deficit

Common Stock (Note 5), 20,000,000 shares authorized without par value;
11,287,935 shares issued and outstanding	5,105,299	5,105,299
Common stock Paid For But Unissued (Note 5(d)(i))	25,968	25,968

Stock Based Compensation	37,000	37,000
Donated Capital	187,500	187,500

Deficit Accumulated During the Development Stage	(5,530,600)	(5,528,650)

Total Stockholders’ Deficit	(174,833)	(172,883)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Three Months Ended
	July 31,
	2003	2002
	$	$
	(unaudited)	(unaudited)

Revenues	–	–

Administrative Expenses
Bank charges	108	86
Foreign exchange	(1)	227
Investor relations – consulting	–	--
Office, rent and telephone	--	458
Professional fees	1,843	1,078
Transfer agent and regulatory fees	--	70
Travel	–	--
Less:interest	–	--
	1,950	1,919

Research and Development Expenses
Amortization	--	1,591
Project management	–	--
Project overhead	--	2,000
Prototype design and construction contracts	–	--
Royalties	–	--
Technical prototype design consulting	--	3,981
Travel	–	--
	--	7,572
Net Loss for the Period	(1,950)	(9,491)

Loss Per Share - Basic	–	--

Weighted Average Shares Outstanding		10,218,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Three Months Ended
	July 31,
	2003	2002
	$	$
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	(1,950)	(9,491)
Adjustment to reconcile net loss to cash
Amortization	--	1,591
Stock based compensation	–	--
Change in non-cash working capital items
Decrease in accounts receivable	--	13,400
Increase (decrease) in accounts payable and accrued liabilities	581	(2,454)
Net Cash Used by Operating Activities	(1,369)	3,046

Cash Flows from Financing Activities
Increase in common stock subscribed for	–	--
Increase (decrease) in due to affiliates	1,372	(6,018)
Net Cash Provided by (Used by) Financing Activities	3	(6,018)
Cash Flows to Investing Activities
Decrease (increase) in patent protection costs	--	(211)
Net Cash Provided by (Used by) Financing Activities	--	(211)
Increase (decrease) in cash	3	(3,183)
Cash (deficiency) – beginning of period	87	(2,256)
Cash (deficiency) – end of period	90	(5,439)

Non-Cash Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

3.	Property, Plant and Equipment

			July 31,	April 30,
			2003	2003
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer equipment	5,452	5,452	--	--

4.	Long-Lived Assets

			July 31,	April 30,
			2003	2003
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Patents - RC/DC Engine	90,932	27,725	63,207	63,207

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended July 31, 2003 is as follows:

		Weighted		Weighted
	Shares	Average		Average
	Under	Option		Remaining Life
	Option	Price		of Options
	#	$		(Months)

Beginning of period	1,450,000	0.20	*	38
Granted	510,000.20
Exercised	–	–
Cancelled	–	–
Lapsed	50,000.20
End of period	1,910,000	0.20		41

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

5.	Common Stock

	(b)	Stock Option Plan (continued) If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	July 31,	April 30,
	2003	2003
	$	$
	(unaudited)	(audited)
Net loss
As reported	(1,950)	(220,972)
Pro forma	(38,743)	(263,110)
Basic net loss per share
As reported	–	(.02)
Pro forma	–	(.03)

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

Progress Report from May 1, 2003 to September 23, 2003

Rand Cam Technology

Rand Cam Cold Turbine Engine

On May 7, 2003 we announced that Rotary Power International has been granted a license agreement for the power generator applications. On June 9, 2003 we announced that the license had been extended to December 31, 2003.

On May 27, 2003 we announced that STODD International has been appointed as our agent for raising funds up to US$6 million for the development of the Rand Cam™ technology, including funds through acceptable contracts for continued development of the Rand Cam™ applications. REGI U.S., Inc. agrees to pay a five percent (5%) fee of the total funds received. This agreement is an extension of the September 16, 2001 agreement with STODD International.

Robert Stoddart, President of STODD International, is an experienced military contract negotiator and was instrumental in negotiating the Radian Milparts license agreement to build and develop the 42 H.P. diesel Rand Cam™ engine for remote piloted helicopter applications. The 42 H.P. diesel Rand Cam™ engine is currently being completed by Radian Milparts and testing is expected shortly.

On June 9, 2003 we announced that REGI has agreed to extend the power generation license to Rotary Power Generation, Incorporated (RPGI) until December 31, 2003. REGI agrees to grant an exclusive worldwide license to Rotary Power Generation for the manufacture and sale of Power Generation equipment utilizing the Rand Cam™ technology.

  RPGI agrees to complete the study of the design, analysis, manufacturing costs, risk assessment and marketing analysis of the Rand Cam™ technology for the power generation application.

  RPGI agrees to pay REGI US$100,000 on or before December 31, 2003 in order to own the exclusive world wide license for the manufacturing and sale of the Power Generation Rand Cam™ application.

  RPGI will pay REGI a six (6) percent royalty on the sales of engines, parts and service and fifty (50) percent of sublicense fees and royalties utilizing Rand Cam™ technology used in electrical power generation equipment.

  Five (5) years from the date of the Agreement the minimum annual royalty and/or sublicensing fees payment shall be US$500,000. If REGI does not receive this minimum payment on an annual basis, REGI shall have the right to revoke the REGI license.

RPGI has been able to identify and quantify the deployable and portable power generation needs of the U.S. Department of Defence (DOD). This extension of the study period will allow potential sublicenses to validate the value of the Rand Cam™ technology and further increase the value to REGI in the form of higher and larger sublicense fees and royalties.

Results of operations for the three months ended July 31, 2003 (“2003”) compared to the three months ended July 31, 2002 (“2001”)

There were no revenues from product licensing during the periods.

The net loss in 2003 decreased by $7,500 to $1,950 compared to $9,491 in 2002 due to inactive operations. Administrative expenses remained constant of $1,950 in 2003 and $1,919 in 2002 as a result of the inactive operations.

Ongoing minor research and development activities took place during 2003. Research and development decreased by $37,000 to $8,000 as compared to $45,000 in 2001. Patrick Badgley continued to perform the majority of development activities during 2002 and was paid technical consulting fees totalling $9,000 as compared to $19,000 in 2001. We were reimbursed $5,018 pursuant to an agreement with Advanced Ceramics Research.

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

Dated: September 22, 2002	REGI U.S., INC.

	By:	/s/ John G. Robertson

John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg

James Vandeberg, Chief Financial Officer
(Principal Financial Officer)