Form 10QSB/A
period 2003-07-31
REGI U S INC
filed 2003-11-04
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

___________________________________
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

October 27, 2003

Common - 17,961,055 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format Yes  ☐   No   ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2003
(Unaudited)

REGI U.S. Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	July 31,	April 30,
	2003	2003
	$	$
	Restated
	(See Note 8)
	(unaudited)	(audited)
Assets
Current Assets
Cash	90	87
Amounts receivable	3,000	3,000
Total Current Assets	3,090	3,087
Long-Lived Assets (Note 3)	64,376	63,207
Total Assets	67,466	66,294

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	92,211	86,264
Accrued liabilities	3,181	8,175
Due to related parties (Note 5)	149,946	144,738
Total Liabilities	245,338	239,177
Commitments and Contingent Liabilities (Notes 1 and 6)
Subsequent Events (Note 7)
Stockholders’ Deficit
Common Stock (Note 4), 20,000,000 shares authorized without par value;
17,961,055 and 17,687,935 shares issued and outstanding respectively	5,136,267	5,105,299
Common Stock Paid For But Unissued	–	25,968
Donated Capital (Note 5)	240,000	187,500
Stock-Based Compensation	37,000	37,000
Deficit Accumulated During the Development Stage	(5,591,139)	(5,528,650)
Total Stockholders’ Deficit	(177,872)	(172,883)
Total Liabilities and Stockholders’ Deficit	67,466	66,294

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from
	July 27, 1992
	(Inception)	Three Months Ended
	To July 31,	July 31,
	2003	2003	2002
	Restated	Restated
	(See Note 8)	(See Note 8)
	$	$	$

Revenues	–	–	–
Administrative Expenses
Bank charges and interest	11,050	108	86
Consulting services (Note 5)	232,500	45,000	–
Foreign exchange loss (gain)	3,194	(53)	227
Interest on debentures	12,593	–	–
Investor relations – publications	315,929	–	–
Investor relations – consulting	793,045	–	–
Office, rent and telephone (Note 5)	166,839	1,500	458
Professional fees	352,827	2,268	1,078
Stock-based compensation	5,000	5,000	–
Transfer agent and regulatory fees	102,545	–	70
Travel	12,897	–	–
Less: interest and other income	(16,788)	–	–
accounts payable written-off	(14,554)	–	–
	1,977,077	53,823	1,919
Research and Development Expenses
Intellectual property (Note 3)	578,509	–	–
Amortization	121,620	1,166	1,591
Market development	92,782	–	–
Professional fees	73,904	–	–
Project management	280,000	–	--
Project overhead	211,588	–	2,000
Prototype design and construction contracts, net of
recoveries	1,354,322	–	–
Royalties	93,000	–	–
Technical prototype design consulting (Note 5)	540,678	7,500	3,981
Technical reports	24,364	–	–
Technical salaries	169,467	–	–
Travel	168,226	–	–
Less: accounts payable written off	(94,398)	–	–
	3,614,062	8,666	7,572
Net Loss for the Period	(5,591,139)	(62,489)	(9,491)
Loss Per Share – Basic		(.01)	–
Weighted Average Shares Outstanding		17,777,000	11,288,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Three Months Ended
	July 31,
	2003	2002
	Restated
	(See Note 8)
	$	$
Cash Flows to Operating Activities
Net loss for the period	(62,489)	(9,491)
Adjustments to reconcile net loss to cash
Amortization	1,166	1,591
Donated services	52,500	–
Stock-based compensation	5,000	–
Changes in operating assets and liabilities
Amounts receivable	–	13,400
Accounts payable and accrued liabilities	953	(2,454)
Net Cash Provided (Used) by Operating Activities	(2,870)	3,046
Cash Flows from Financing Activities
Increase (decrease) in due to related parties	5,208	(6,018)
Net Cash Provided (Used) by Financing Activities	5,208	(6,018)
Cash Flows to Investing Activities
Patent protection costs	(2,335)	(211)
Net Cash Used by Investing Activities	(2,335)	(211)
Increase (Decrease) in Cash and Cash Equivalents	3	(3,183)
Cash and Cash Equivalents - Beginning of Period	87	(2,256)
Cash and Cash Equivalents - End of Period	90	(5,439)
Non-Cash Financing Activities
Stock-based compensation	5,000	3,083
Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $242,248. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder REGI. REGI owns approximately 24% of the shares of the Company, having an approximate current market value of $1,373,000 as at October 3, 2003, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

REGI U.S. Inc.
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

(g)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at July 31, 2003 and 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(h)

Accounting for Stock Based Compensation

The Company uses the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) in accounting for its stock based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date over the amount an employee or director must pay to acquire the stock. See Note 4(b).

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

(j)

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

REGI U.S. Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(j)

Recent Accounting Pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation –Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. SFAS No. 148 does not have any effect on the Company’s results of operations and financial position as the Company has no stock-based employee compensation. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

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

(k)

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

3.	Long-Lived Assets

			July 31,	April 30,
			2003	2003
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Patents - RC/DC Engine	93,891	29,515	64,376	63,207

(a)
On August 20, 1992 the Company acquired the U.S. rights to the original Rand Cam-Engine from REGI by issuing 5,700,000 shares at a fair value of $0.01 per share. REGI will receive a 5% net profit royalty. The $57,000 was charged to operations as research and development.

REGI U.S. Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.	Long-Lived Assets (continued)

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

(a)

Warrants Outstanding

There are warrants outstanding to acquire 145,000 shares exercisable at $0.30 per share with expiry dates ranging from October 17, 2003 to December 11, 2003. There are a further 173,120 warrants outstanding to acquire 173,120 shares exercisable at $0.20 per share expiring on July 7, 2003.

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended July 31, 2003 is as follows:

		Weighted	Weighted
	Shares	Average	Average
	Under	Option	Remaining Life
	Option	Price	of Options
	#	$	(Months)
Beginning balance – April 30, 2003 (audited)	1,850,000	0.20	39
Granted	–	–
Exercised	–	–
Cancelled	–	–
Lapsed	–	–
Ending balance – July 31, 2003 (unaudited)	1,850,000	0.20	36

REGI U.S. Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Common Stock (continued)

	(b)	Stock Option Plan (continued)

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share for the quarter ended July 31, 2003 and 2002 would have been as follows:

	2003	2002
	$	$
Net loss
As reported	(62,489)	(9,491)
Pro forma	(66,898)	(38,743)
Basic net loss per share
As reported	(.01)	–
Pro forma	(.01)	–

(c)

Performance Stock Plan

The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

	(d)	Private Placement

During fiscal 2003 the Company received proceeds of $25,968 ($21,468 from related companies) through a completed private placement of 173,120 units at $0.15 per unit. These units were issued on July 22, 2003. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.20 per share expiring on July 7, 2004. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The common stock issued has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and were sold pursuant to exemptions from registration.

5.	Related Party Transactions/Balances

(a)
Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office.
During the three months ended July 31, 2003:

	(b)	The value of consulting services of $30,000 was contributed by the President, CEO and director of the Company and charged to operations and treated as donated capital.

	(c)	The value of consulting services of $7,500 was contributed by the Vice President and director of the Company and charged to operations and treated as donated capital.

	(d)	The value of consulting services of $7,500 was contributed by the CFO, COO and director of the Company and charged to operations and treated as donated capital.

	(e)	The value of technical consulting services of $7,500 was contributed by the Vice President of Research and Development of the Company and charged to operations and treated as donated capital.

	(f)	Rent of $1,500 was paid to a company having common officers and directors.

REGI U.S. Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

6.	Commitments and Contingent Liabilities

	(a)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

	(b)	See Note 1 for substantial doubt about continuing as a going concern.

(c)
On July 31, 2003, the Company entered into two consulting agreements with individuals who will provide investor and public relations services to the Company. Subsequent to the quarter, the Company issued 150,000 free trading shares and issued warrants to each individual as follows: 150,000 warrants exercisable at $0.12 each to be exercised within 30 days, 125,000 warrants exercisable at $0.20 each to be exercised within 60 days, 150,000 warrants exercisable at $0.30 each to be exercised within 90 days subject to a renewed consulting agreement, and 125,000 warrants exercisable at $0.50 each to be exercised within 90 days subject to a renewed consulting agreement.

7.	Subsequent Events

	(a)	On August 1, 2003, 200,000 stock options were cancelled due to non-performance. The Company also granted 100,000 stock options at $0.20 per share expiring on August 1, 2008.

(b)
On August 8, 2003, the Company entered into an agreement with an individual who will provide financial consulting services to the Company. The Company issued 100,000 shares as a retainer for services to be rendered.

	(c)	On September 10, 2003, the Company granted 150,000 stock options at $0.25 per share expiring on September 10, 2008.

8.	Restatements The Company has restated its financial statements for the quarter ended July 31, 2003. The nature of the restatements and the effect on net loss and loss per share are as follows:

$
Net loss for the quarter as previously reported	(1,950)
Corrections affecting net loss:
(a) Donated consulting services by senior executives recorded	(52,500)
(b) Stock-based compensation recorded for public and investor relations’ services rendered.	(5,000)
(c) Other adjustments	(3,039)
Net loss for the quarter as restated	(62,489)

$

Loss per share as previously reported	–
Loss per share on restatements	(.01)
Loss per share as restated	(.01)

In addition to the restatements noted above certain other financial statement note disclosure revisions were made to improve the overall required disclosure of financial information of the Company’s financial statements.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $242,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder REGI. REGI owns approximately 24% of the shares of the Company, having an approximate current market value of $1,373,000 as at October 3, 2003, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

Reason for Amendment

The Company is filing this amended 10-QSB as it has restated its financial statements for the quarter ended July 31, 2003. The nature of the restatements and the effect on net loss and loss per share are as follows:

$

Net loss for the quarter as previously reported	(1,950)
Corrections affecting net loss:
(a) Donated consulting services by senior executives recorded	(52,500)
(b) Stock-based compensation recorded for public and investor relations’ services rendered.	(5,000)
(c) Other adjustments	(3,039)
Net loss for the quarter as restated	(62,489)

$

Loss per share as previously reported	–
Loss per share on restatements	(.01)
Loss per share as restated	(.01)

In addition to the restatements noted above certain other financial statement note disclosure revisions were made to improve the overall required disclosure of financial information of the Company’s financial statements.

Progress Report from May 1, 2003 to October 27, 2003

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

On September 22, 2003 we announced that Trans Air Manufacturing Corporation has notified the Company that they plan to move forward with the testing of the Rand Cam compressor for bus air conditioning applications. Trans Air is in the process of scheduling a testing program plan, with milestone dates, by September 30, 2003.

Based on the successful completion of the Joint Venture, being the development and successful testing of a working prototype of the Bus Compressor, Trans Air shall have the exclusive right and shall use its reasonable efforts to market, merchandise, sell and exploit the Bus Compressor within the markets or geographical areas in which Trans Air, in its sole option and discretion, believes such efforts would be appropriate.

Results of operations for the three months ended July 31, 2003 (“2003”) compared to the three months ended July 31, 2002 (“2002”)

There were no revenues from product licensing during the periods.

The net loss in 2003 increased by $53,000 to $62,000 compared to $9,000 in 2002. Administrative expenses increased by $52,000 to $54,000 from $2,000 in 2002. The increases were mainly due to the donated consulting services of $45,000 by senior executives and the stock-based compensation of $5,000 recorded in 2003.

Ongoing minor research and development activities took place during 2003. Patrick Badgley continued to perform the majority of development activities during 2003 and donated technical consulting fees totalling $8,000 as compared to being paid $4,000 in 2002.

Liquidity

During the three months ended July 31, 2003, we financed our operations mainly through funds received from related parties. The amounts owing to related parties increased by $5,000 to $150,000, are unsecured and repayable on demand. The related parties have indicated that they will advance further funds if needed.

As at July 31, 2003 we had a working capital deficit of $242,000. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns approximately 24% of the shares of the Company, having an approximate current market value of $1,373,000 as at October 3, 2003, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

Item 5.

Other Information

It was discovered by our auditors that the independent accountant who reviewed the previously filed form 10-QSB was not qualified to perform the review and subsequent to the initial filing our auditors performed the review resulting in the amendment. Additionally, the Company has restated its financial statements for the quarter ended July 31, 2003. The nature of the restatements and the effect on net loss and loss per share are set out in the Management Discussion and Analysis above.

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

Dated: October 28, 2002		REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)