Form 10QSB/A
period 2003-07-31
REGI U S INC
filed 2003-11-26
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 2)

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

Common - 18,391,055 shares

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

Dated: November 25, 2002		REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)