Form 10QSB
period 2003-10-31
REGI U S INC
filed 2003-12-30
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

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

December 22, 2003
Common - 18,891,055 shares

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

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2003
(Unaudited)

REGI U.S. Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	October 31,	April 30,
	2003	2003
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Cash	40	87
Amounts receivable	3,000	3,000
Total Current Assets	3,040	3,087
Long-Lived Assets (Note 3)	63,120	63,207
Total Assets	66,160	66,294

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	95,213	86,264
Accrued liabilities	4,000	8,175
Due to related parties (Note 5)	188,744	144,738
Total Liabilities	287,957	239,177
Commitments and Contingent Liabilities (Notes 1 and 6)
Subsequent Events (Note 7)
Stockholders’ Deficit
Common Stock (Note 4), 20,000,000 shares authorized without par value;
18,391,055 and 17,687,935 shares issued and outstanding respectively	5,282,317	5,142,299
Common Stock Subscribed	-	25,968
Donated Capital (Note 5)	285,000	187,500
Deferred Compensation	(33,788)	-
Deficit Accumulated During the Development Stage	(5,755,326)	(5,528,650)
Total Stockholders’ Deficit	(221,797)	(172,883)
Total Liabilities and Stockholders’ Deficit	66,160	66,294

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated
	from
	July 27, 1992
	(Inception)	Three Months Ended		Six Months Ended
	to October 31,	October 31		October 31
	2003	2003	2002	2003	2002
	$	$	$	$	$

Revenues	-	-	-	-	-
Administrative Expenses
Bank charges and interest	11,226	176	727	284	813
Consulting services (Note 5)	277,500	45,000	-	90,000	-
Foreign exchange loss	3,801	607	124	554	351
Interest on debentures	12,593	-	-	-	-
Investor relations – publications	316,364	435	-	435	-
Investor relations – consulting	793,045	-	-	-	-
Office, rent and telephone (Note 5)	169,285	2,446	3,211	3,946	3,669
Professional fees	367,693	14,866	(3,039)	17,134	(1,961)
Stock-based compensation	89,263	84,263	-	89,263	-
Transfer agent and regulatory fees	102,545	-	403	-	473
Travel	17,355	4,458	-	4,458	-
Less: interest and other income	(16,788)	-	-	-	-
accounts payable written-off	(14,554)	-	-	-	-
	2,129,328	152,251	1.426	206,074	3,345
Research and Development Expenses
Intellectual property (Note 3)	578,509	-	-	-	-
Amortization	122,793	1,173	1,347	2,339	2,938
Market development	93,146	364	-	364	-
Professional fees	73,904	-	-	-	-
Project management	287,500	7,500	-	7,500	-
Project overhead	211,588	-	-	-	2,000
Prototype design and construction
contracts, net of recoveries	1,354,322	-	-	-	-
Royalties	93,000	-	-	-	-
Technical prototype design consulting
(Note 5)	540,678	-	(17,955)	7,500	(13,974)
Technical reports	24,364	-	-	-	-
Technical salaries	169,467	-	-	-	-
Travel	171,125	2,899	1,340	2,899	1,340
Less: accounts payable written off	(94,398)	-	-	-	-
	3,625,998	11,936	(15,268)	20,602	(7,696)
Net Income (Loss) for the Period	(5,755,326)	(164,187)	13,842	(226,676)	4,351
Net Income (Loss) Per Share – Basic		(0.01)	-	(0.01)	-
Weighted Average Shares Outstanding		18,175,000	11,288,000	17,974,000	11,288,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Six Months Ended
	October 31,
	2003	2002
	$	$
Cash Flows to Operating Activities
Net income (loss) for the period	(226,676)	4,351
Adjustments to reconcile net loss to cash
Amortization	2,339	2,938
Donated services	97,500	-
Stock-based compensation	89,263	-
Changes in operating assets and liabilities
Amounts receivable	-	13,400
Accounts payable and accrued liabilities	4,773	(6,846)
Due to related parties	(6,994)	(11,214)
Net Cash Provided (Used) by Operating Activities	(39,795)	2,629
Cash Flows from Financing Activities
Shares issued for cash	42,000	-
Net Cash Provided by Financing Activities	42,000	-
Cash Flows to Investing Activities
Patent protection costs	(2,252)	(141)
Net Cash Used by Investing Activities	(2,252)	(141)
Increase (Decrease) in Cash and Cash Equivalents	(47)	2,488
Cash and Cash Equivalents - Beginning of Period	87	(2,256)
Cash and Cash Equivalents - End of Period	40	232
Non-Cash Financing Activities
Stock-based compensation	89,263	-

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $284,917. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder, REGI. REGI owns approximately 20% of the shares of the Company, having an approximate current market value of $1,436,000 as at December 18, 2003, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

(g)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2003 and 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(h)

Stock-Based Compensation

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

(j)

Financial Instruments

The carrying value of cash, amounts receivable, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

(k)

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation –Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

REGI U.S. Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
(k)

Recent Accounting Pronouncements (continued)

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

3.	Long-Lived Assets
				October 31,	April 30,
				2003	2003
			Accumulated	Net Carrying	Net Carrying
		Cost	Amortization	Value	Value
		$	$	$	$
				(unaudited)	(audited)

	Patents - RC/DC Engine	93,808	30,688	63,120	63,207

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
(a)

Warrants Outstanding

There are warrants outstanding to acquire 395,000 shares exercisable at $0.30 per share with expiry dates ranging from October 17, 2003 to January 5, 2004, 173,120 shares exercisable at $0.20 per share expiring on July 7, 2004, and 250,000 shares exercisable at $0.20 per share expiring on January 5, 2004.

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended October 31, 2003 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Option	Life
	Option	Price	of Options
	#	$	(Months)

Beginning balance – April 30, 2003 (audited)	1,850,000	0.20	39
Granted	250,000	0.23
Exercised	(30,000)	(0.20)
Cancelled	(200,000)	(0.20)
Lapsed	–	–

Ending balance – October 31, 2003 (unaudited)	1,870,000	0.20	36

REGI U.S. Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Common Stock (continued)
(b)

Stock Option Plan (continued)

If compensation expense had been determined pursuant to SFAS 123, the Company’s net income (loss) and net income (loss) per share for the quarter ended October 31, 2003 and 2002 would have been as follows:

	2003	2002
	$	$
Net income (loss)
As reported	(222,326)	4,351
Pro forma	(224,697)	(24,901)
Basic net income (loss) per share
As reported	(0.01)	–
Pro forma	(0.01)	–

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

(e)

Non-Cash Consideration

Shares issued for non-cash consideration were valued based on the fair market value of the services provided.

On August 1, 2003, the Company issued 300,000 shares of common stock for financial consulting services. These shares were issued at an aggregate fair value of $51,000 for services rendered. The Company charged to operations compensation expense of $51,000 since all services had been performed as of the end of the quarter.

On August 8, 2003, the Company issued 100,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $27,000 for services rendered. The Company charged to operations compensation expense of $27,000 since all services had been performed as of the end of the quarter.

REGI U.S. Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.	Related Party Transactions/Balances
(a)
Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office.

During the six months ended October 31, 2003:

	(b)	The value of consulting services of $60,000 was contributed by the President, CEO and director of the Company and charged to operations and treated as donated capital.
	(c)	The value of consulting services of $15,000 was contributed by the Vice President and director of the Company and charged to operations and treated as donated capital.
	(d)	The value of consulting services of $15,000 was contributed by the CFO, COO and director of the Company and charged to operations and treated as donated capital.
	(e)	The value of technical consulting services of $7,500 was contributed by the Vice President of Research and Development of the Company and charged to operations and treated as donated capital.
	(f)	Rent of $1,591 was paid to a company having common officers and directors.
6.	Commitments and Contingent Liabilities
	(a)	The Company is committed to fund 50% of the further development of the RC/DC Engine.
	(b)	See Note 1 for substantial doubt about continuing as a going concern.
(c)
On July 31, 2003, and subsequently amended on November 6, 2003, the Company entered into two consulting agreements with individuals who will provide financial consulting services to the Company. During the quarter, the two consultants were each issued 150,000 free trading shares of the Company from a major shareholder of the Company and issued warrants as follows: 150,000 warrants each exercisable at $0.12 per share which were exercised within 30 days of the original agreement, 125,000 warrants exercisable at $0.20 per share to be exercised within 10 days of the amended agreement and 125,000 warrants exercisable at $0.30 per share to be exercised within 60 days of the amended agreement.

7.	Subsequent Events Subsequent to October 31, 2003:
	(a)	50,000 stock options were exercised for proceeds of $10,000;
	(b)	250,000 warrants were exercised for proceeds of $50,000; and
	(c)	200,000 common shares were issued pursuant to amended consulting agreements entered into on November 6, 2003.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $285,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder REGI. REGI owns approximately 20% of the shares of the Company, having an approximate current market value of $1,436,000 as at December 18, 2003, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

Progress Report from August 1, 2003 to December 18, 2003

Radian MILPARTS announced that plans are in place to start calibration testing at the Naval Air Systems Command (NAVAIR) Patuxent River, MD late in the summer. Procedures are written and in place to determine and document the RadMax™ Engines horsepower, its vibration and noise metrics, and so forth. Following completion of the testing, to be conducted by engineers, first production units will generally be available by the fall, followed by a full production run next year.

The announcement further states, the RadMax™ Engine, a heavy fuel engine that is comprised of only 13 moving parts, is completely balanced and on all speeds, loads and orientation angles. And best of all, without piston valves, a crankshaft or camshaft it's inherently quiet at 60 dB at 1,500 feet.

REGI U.S. has an agreement with Radian which grants an exclusive license for the manufacture of the Rand Cam Diesel Engines within the United States, for applications in Unmanned Autonomous Vehicles (UAV'S) over 10 horsepower, including non-exclusive rights to the worldwide sales for this application- see May 29th, 2002 News Release.

We congratulate Radian Milparts for their excellent work in developing the Rand Cam Engine concept into a reality.

On September 22, 2003, we announced that we were notified by Trans Air Manufacturing Corporation that they plan to move forward with the testing of the Rand Cam™ compressor for bus air conditioning applications. Trans Air is in the process of scheduling a testing program plan, with milestone dates, by September 30, 2003.

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

Trans Air Manufacturing Corporation, founded in 1979, has successfully manufactured and supported the highest quality transportation air conditioning systems in the industry using a single premise, which is to make a quality product and stand behind it. Trans Air has developed an evitable reputation as one of the largest manufacturers of air conditioning systems.

On November 1, 2003, the following information appeared in the industry newsletter WARD’S ENGINE and VEHICLE TECHNOLOGY UPDATE:

Power-dense diesel rotary begins Navy tests

A new air-cooled, axial vane diesel rotary engine smaller than a bowling ball and producing 1 hp for each pound of engine weight currently is undergoing testing by the U.S. Naval Air Systems Command.

Developed by the Milparts unit of Radian Inc., East Lake, OH, under license to REGI U.S., Inc., Richmond, BC, Canada, the diesel rotary, dubbed RadMax, represents the potential for a broad variety of civil and military applications. One of the first potential uses is for unmanned surveillance aircraft.

The engine develops 42 hp at 7,000 rpm, and consumption of JP8, JP5 and all diesel fuels is expected to be less than 0.4 lbs/hp-h. The engine in its current configuration operates at engine speeds above 2,000 and 3,000 rpm, which simplifies the design yet makes it suitable for aircraft and many other applications.

Design operating temperature is -5° to 120°F (-21° to 49°C). Noise is 60 dBA at 1,500ft. (457m). Common-rail fuel injection is 3,000 psi (207 bar).

The axial vane, multi-chamber configuration provides 12 or more combustion cycles per revolution of the output shaft, with virtually no vibration. MTBF (mean time before failure) is projected to be 5,000 hours, and the rotary is easily refitted with new seals.

An alternate, more-expensive version of the engine made of titanium is said to weigh 0.5 lbs. (0.2kg) per hp.

A spokesman for REGI U.S., Inc. says a broad range of aircraft, marine, stationary and vehicle (including hybrid) applications are being considered. GTL (gas to liquid) fuels and lubricants and bio lubricants are expected to contribute to the outlook for this type of diesel engine.

Preliminary information about the engine is available from the company at www.milparts.net/radmax. - Bob Brooks.

On December 10, 2003, we announced that Robert Brooks was appointed an advisor for the Rand Cam™ technology.

Robert Brooks became an industrial management consultant in 1957, specializing in the evaluation of technical products, their markets, method of distribution, technology and related ventures.

Mr. Brooks began his in depth study of the Wankel rotary engine in 1963. He has since become recognized as one of the most knowledgeable specialists in the rotary engine field. Mr. Brooks has conducted numerous lectures and seminars on the rotary engine and has carried out specific studies of related subjects for clients in the United States and Europe. Mr. Brooks will assist REGI U.S., Inc. with license agreements, contacts with manufacturing companies, trade association, marketing groups and technical centers.

The REGI team is very pleased to have an experienced rotary engine person, such as Mr. Brooks, to assist the Company in moving forward the Rand Cam™ business plan.

Results of operations for the six months ended October 31, 2003 (“2003”) compared to the six months ended October 31, 2002 (“2002”)

There were no revenues from product licensing during the periods.

The net loss in 2003 increased by $236,000 to $232,000 compared to a net income of $4,000 in 2002. Administrative expenses increased by $208,000 to $211,000 from $3,000 in 2002. The increases were mainly due to the donated consulting services of $90,000 by senior executives and the stock-based compensation included in consulting fees of $89,000 recorded in 2003.

Ongoing minor research and development activities took place during 2003. Patrick Badgley continued to perform the majority of development activities during 2003 and donated technical consulting fees totalling $8,000 as compared to being paid $4,000 in 2002.

Liquidity

During the six months ended October 31, 2003, we financed our operations mainly through funds received from related parties. The amounts owing to related parties increased by $44,000 to $189,000, are unsecured and repayable on demand. The related parties have indicated that they will advance further funds if needed.

As at October 31, 2003 we had a working capital deficit of $285,000. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns approximately 20% of the shares of the Company, having an approximate current market value of $1,436,000 as at December 18, 2003, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

None.

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

Dated: December 22, 2003	REGI U.S., INC.

	By:	/s/ John G. Robertson

John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg

James Vandeberg, Chief Financial Officer
(Principal Financial Officer)