Form 10QSB
period 2004-01-31
REGI U S INC
filed 2004-03-19
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended January 31, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File No. 0-23920

REGI U.S., INC.
(Name of Small Business Issuer in its Charter)

Oregon	91-1580146
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#1103-11871 Horseshoe Way Richmond, BC V7A 5H5 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Issuer's Telephone Number

_____________________________________________________
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

Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 10, 2004

Common - 22,231,055 shares

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

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2004
(Unaudited)

REGI U.S. Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	January 31,	April 30,
	2004	2003
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Cash	300	87
Amounts receivable	3,000	3,000
Prepaid expenses	80,208	-
Total Current Assets	83,508	3,087
Long-Lived Assets (Note 3)	65,884	63,207
Total Assets	149,392	66,294

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	85,241	86,264
Accrued liabilities	3,500	8,175
Due to related parties (Note 5)	104,710	144,738
Total Liabilities	193,451	239,177
Commitments and Contingent Liabilities (Notes 1 and 6)
Subsequent Events (Note 7)
Stockholders’ Deficit
Common Stock (Note 4), 50,000,000 shares authorized without par value;
22,231,055 and 17,687,935 shares issued and outstanding respectively	5,610,451	5,142,299
Common Stock Paid For But Unissued	-	25,968
Donated Capital (Note 5)	360,000	187,500
Deferred compensation	(47,375)	-
Deficit Accumulated During the Development Stage	(5,967,135)	(5,528,650)
Total Stockholders’ Deficit	(44,059)	(172,883)
Total Liabilities and Stockholders’ Deficit	149,392	66,294

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated
	from
	July 27,
	1992
	(Inception)	Three Months Ended		Nine Months Ended
	To January	January 31		January 31,
	31,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenues	-	-	-	-	-
Administrative Expenses
Bank charges and interest	11,395	169	263	453	1,076
Consulting services (Note 5)	300,000	22,500	-	112,500	-
Foreign exchange loss (gain)	3,918	117	(316)	671	35
Interest on debentures	12,593	-	-	-	-
Investor relations – publications	318,114	1,750	-	2,185	-
Investor relations – consulting	976,896	85,588	300	174,851	300
Office, rent and telephone (Note 5)	176,930	7,645	92	11,591	3,761
Professional fees	380,462	12,769	2,040	29,903	79
Transfer agent and regulatory fees	104,000	1,455	1,791	1,455	2,264
Travel	17,355	-	175	4,458	175
Less: interest and other income	(16,788)	-	-	-	-
accounts payable written-off	(14,554)	-	-	-	-
	2,261,321	131,993	4,345	338,067	7,690
Research and Development Expenses
Intellectual property (Note 3)	578,509	-	-	-	-
Amortization	124,015	1,222	1,137	3,561	4,075
Market development	93,146	-	-	364	-
Professional fees	73,904	-	-	-	-
Project management	302,500	15,000	-	22,500	-
Project overhead	211,588	-	-	-	2,000
Prototype design and construction
contracts, net of recoveries	1,354,322	-	-	-	-
Royalties	93,000	-	-	-	-
Technical prototype design consulting	593,178	52,500	586	60,000	(13,388)
Technical reports	29,050	4,686	-	4,686	-
Technical salaries	169,467	-	-	-	-
Travel	177,533	6,408	-	9,307	1,340
Less: accounts payable written off	(94,398)	-	-	-	-
	3,705,814	79,816	1,723	100,418	(5,973)
Net Income (Loss) for the Period	(5,967,135)	(211,809)	(6,068)	(438,485)	(1,717)
Net Income (Loss) Per Share – Basic		(0.01)	-	(0.02)	-
Weighted Average Shares Outstanding		19,127,000	11,288,000	18,358,000	11,288,000

(Diluted loss per share has not been disclosed as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine Months Ended
	January 31,
	2004	2003
	$	$
Cash Flows to Operating Activities
Net income (loss) for the period	(438,485)	(1,717)
Adjustments to reconcile net loss to cash
Amortization	3,561	4,075
Donated services	172,500	-
Shares issued for services	-	-
Stock-based compensation	122,809	-
Changes in operating assets and liabilities
Amounts receivable	-	13,400
Prepaid expenses	(80,208)	-
Accounts payable and accrued liabilities	(5,698)	(5,870)
Net Cash Provided (Used) by Operating Activities	(225,521)	9,888
Cash Flows from Financing Activities
Shares issued for cash	106,000	-
Increase (decrease) in due to related parties	125,972	(4,446)
Net Cash Provided (Used) by Financing Activities	231,972	(4,446)
Cash Flows to Investing Activities
Patent protection costs	(6,238)	(837)
Net Cash Used by Investing Activities	(6,238)	(837)
Increase (Decrease) in Cash and Cash Equivalents	213	4,605
Cash and Cash Equivalents - Beginning of Period	87	(2,256)
Cash and Cash Equivalents - End of Period	300	2,349
Non-Cash Financing Activities
Stock-based compensation	122,809	-
Shares issued for debt	166,000	-
Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $109,943. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder, REGI. REGI owns approximately 18% of the shares of the Company, having an approximate current market value of $1,142,000 as at March 10, 2004, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

(g)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2004 and 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

3.	Long-Lived Assets

			January 31,	April 30,
			2004	2003
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Patents - RC/DC Engine	97,794	31,910	65,884	63,207

	(a)	On August 20, 1992 the Company acquired the U.S. rights to the original Rand Cam-Engine from REGI by issuing 5,700,000 shares at a fair value of $0.01 per share. REGI will receive a 5% net profit royalty. The $57,000 was charged to operations as research and development.

	(b)	Pursuant to an agreement with a former director, the Company acquired the U.S. rights to the improved axial vane rotary engine known as the RC/DC Engine. In consideration for the transferred technology, the former director was issued 100,000 shares of Reg Technologies Inc. (“REG”) (a public company owning 51% of REGI) with a fair value of $200,000. The $200,000 was charged to operations as research and development. A 1% net profit royalty will be due to the former director.

	(c)	Pursuant to a letter of understanding dated December 13, 1993 between the Company, REGI and REG (collectively called the grantors) and West Virginia University Research Corporation (“WVURC”), the grantors have agreed that WVURC shall own 5% of all patented technology and will receive 5% of all net profits from sales, licences, royalties or income derived from the patented technology.

4.	Common Stock

	(a)	Warrants Outstanding There are warrants outstanding to acquire 173,120 shares exercisable at $0.20 per share expiring on July 7, 2004.

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended January 31, 2004 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Option	Life
	Option	Price	of Options
	#	$	(Months)
Beginning balance – April 30, 2003 (audited)	1,850,000	0.20	39
Granted	350,000	0.26
Exercised	(100,000)	(0.20)
Cancelled	(200,000)	(0.20)
Lapsed	–	–
Ending balance – January 31, 2004 (unaudited)	1,900,000	0.21	29

REGI U.S. Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Common Stock (continued)

(b)

Stock Option Plan (continued)

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share for the quarter ended January 31, 2004 and 2003 would have been as follows:

	2004	2003
	$	$
Net loss
As reported	(438,485)	(1,717)
Pro forma	(443,227)	(89,473)
Basic net loss per share
As reported	(0.03)	–
Pro forma	(0.03)	(0.01)

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

5.	Related Party Transactions/Balances

	(a)	Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office.

	(b)	The value of consulting services of $22,500 ($67,500 year-to-date) was contributed by the President, CEO and director of the Company and charged to operations and treated as donated capital. Project management fees of 2,500 per month are paid to a company controlled by the President of the Company. A total of $22,500 has been charged to research and development expenses.

	(c)	The value of consulting services of $7,500 ($22,500 year-to-date) was contributed by the Vice President and director of the Company and charged to operations and treated as donated capital.

REGI U.S. Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.	Related Party Transactions/Balances (continued)

	(d)	The value of consulting services of $7,500 ($22,500 year-to-date) was contributed by the CFO, COO and director of the Company and charged to operations and treated as donated capital.

	(e)	The value of technical consulting services of $52,500 ($60,000 year-to-date) was charged to research and development expenses and treated as donated capital.

	(f)	Rent of $993 was paid to a company having common officers and directors.

6.	Commitments and Contingent Liabilities

	(a)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

	(b)	See Note 1 for substantial doubt about continuing as a going concern.

	(c)	On July 31, 2003, and amended on November 6, 2003, the Company entered into two consulting agreements with individuals who will provide investor and public relations services to the Company. During the quarter ended October 31, 2003, the consultants were each issued 150,000 free trading shares of the Company from a major shareholder of the Company and issued warrants as follows: 150,000 warrants exercisable at $0.12 per share (exercised), 125,000 warrants exercisable at $0.20 per share (exercised) and 125,000 warrants exercisable at $0.30 per share to be exercised within 60 days of the amended agreement (expired unexercised). During the quarter ended January 31, 2004, the two consultants were each issued 100,000 common shares valued at $0.30 per share or $60,000 in total, pursuant to the amended consulting agreements entered into on November 6, 2003.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $110,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder REGI. REGI owns approximately 18% of the shares of the Company, having an approximate current market value of $1,142,000 as at March 10, 2004, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

Progress Report from November 1, 2003 to March 15, 2004

In December, 2003, Robert Brooks was appointed an advisor for the Rand Cam™ technology. Robert Brooks became an industrial management consultant in 1957, specializing in the evaluation of technical products, their markets, method of distribution, technology and related ventures. Mr. Brooks began his in depth study of the Wankel rotary engine in 1963. He has since become recognized as one of the most knowledgeable specialists in the rotary engine field. Mr. Brooks has conducted numerous lectures and seminars on the rotary engine and has carried out specific studies of related subjects for clients in the United States and Europe. Mr. Brooks will assist REGI U.S., Inc. with license agreements, contacts with manufacturing companies, trade association, marketing groups and technical centers.

On January 8, 2004, we announced that testing for the air conditioning compressor for buses application has commenced by Trans Air Manufacturing. The new manifold has been installed on the working prototype compressor and pressure testing has commenced.

Trans Air Manufacturing will first perform bench testing to baseline speed, performance, and power consumption data before designing to install on a vehicle for “real world” testing.

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

On February 2, 2004, we reported that a REGI licencee for unmanned vehicle system engines has completed testing of the prototype 42 H.P. engine. Tests occurred at Adiabatics in Columbus, IN and at the U.S. Navy's test facility at Patuxent River, MD. The initial test results demonstrate that the first generation prototype engine generates pressure and temperature. The licencee has started design of a second generation prototype.

The documentation and one of the completed 42 H.P. Rand Cam(tm) engines have been delivered to REGI U.S., Inc. as part of the license agreement. REGI U.S., Inc. can now make presentations to other potential licencee's for commercial applications using our Rand Cam(tm) diesel engine.

Results of operations for the three months ended January 31, 2004 (“2004”) compared to the three months ended January 31, 2003 (“2003”)

There were no revenues from product licensing during the periods.

The net loss in 2004 increased by $206,000 to $212,000 compared to $6,000 in 2003. Administrative expenses increased by $128,000 to $132,000 from $4,000 in 2003. The increases were mainly due to the donated consulting services of $22,500 by senior executives and stock-based compensation of $85,000 recorded in 2004.

Ongoing minor research and development activities took place during 2004.

Liquidity

During the three months ended January 31, 2004, we financed our operations mainly through funds received from related parties. The amounts owing to related parties decreased by $84,000, which represents funds received of $82,000 and the settlement of $166,000 by issuing 3,320,000 common shares. The amounts owing to related parties are unsecured and repayable on demand. The related parties have indicated that they will advance further funds if needed.

As at January 31, 2004 we had a working capital deficit of $110,000. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns approximately 18% of the shares of the Company, having an approximate current market value of $1,142,000 as at March 10, 2004, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

On December 22, 2003 the Company held its annual general meeting of stockholders. The stockholders approved Manning Elliott as auditor of the Company, the election of three directors, and the increase of authorized capital from 20,000,000 shares of common stock to 50,000,000 shares of common stock.

Item 5. Other Information

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

Dated: March 18, 2004		REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)