Form 10KSB
period 2004-04-30
REGI U S INC
filed 2004-08-19
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2004

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
Berlin Bremen Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 26, 2004, computed by reference to the price at which the stock was sold on that date: $2,351,018.

The number of shares outstanding of the registrant's Common Stock, no par value, as of July 26, 2004 was 22,381,055.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

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

We are currently testing prototypes for several products. Our strategy is to develop engines and compressors for low to medium horsepower applications, then apply the Technology to larger applications. We have licensed the Technology for several projects. The licensee's have agreed to fund their projects for research and development of the specific applications. To date, we have completed a license agreement with Radian MILPARTS for greater than 10 H.P. for military applications. License agreements to Rotary Power have been terminated due to non payment. The Advanced Ceramics agreement has also terminated due to the fact that Phase II funding was not approved and received pursuant to our agreement

PRODUCTS AND PROJECTS

Rand Cam Technology

Rand Cam Cold Turbine Engine

On May 7, 2003 we announced that Rotary Power International has been granted a license agreement for the power generator applications. On June 9, 2003 we announced that the license had been extended to December 31, 2003. The agreement has now lapsed due to non payment of the $100,000

Gasoline and Diesel Engine

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

In May 2004 the Company completed an amended Rand Cam™ UAV engine license agreement with Radian, Inc. Radian, Inc. agrees to furnish REGI U.S., Inc. with a second generation, application specific Rand Cam™ 42 H.P. diesel engine at the conclusion of their Phase II study program. The Radian, Inc. UAV product development program commenced early this year and the UAV prototype fabrication is underway, with application specific testing scheduled to start on or before third quarter 2004. Receipt by REGI U.S., Inc. of the product development-application specific engine is scheduled to occur during 4th quarter 2004. The Phase I/ Study Rand Cam™ 42 H.P. diesel engine demonstrated that the engine generates sufficient pressure and temperature to proceed with the second generation diesel engine.

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

On January 8, 2004, by way of a news release, the Company announced that testing for the air conditioning compressor for buses application has commenced by Trans Air Manufacturing. The new manifold has been installed on the working prototype compressor and pressure testing has commenced.

Trans Air Manufacturing will first perform bench testing to baseline speed, performance, and power consumption data before designing to install on a vehicle for "real world" testing.

Based on the successful completion of the Joint Venture, being the development and successful testing of a working prototype of the Bus Compressor, Trans Air shall have the exclusive right and shall use its reasonable efforts to market, merchandise, sell and exploit the Bus Compressor within the markets or geographical areas in which Trans Air, in its sole option and discretion, believes such efforts would be appropriate. Currently Brian Cherry, our Vice President of Research and Development, is overseeing the testing of the air conditioning compressor.

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

On April 4, 2002 we announced that we signed an agreement to grant a license to Advanced Ceramics Research, Inc. ("ACR") for the Rand Cam™ based motors for 10 H.P. or less for the SBIR No 1-144 Navy Contract for the remote piloted applications. We agreed that a 5 year contract will also be granted to ACR for the Rand Cam™ concept motors for the commercial and military rights for the applications developed under the Navy contract for 10 H.P or less.

We will receive a royalty fee of 5% of the purchase price for the commercial and Navy applications. We also receive 30% of the Navy phase I contract and 50% of the phase II contract which is typically $50,000 to $100,000 for Phase I and $500,000 to $750,000 for Phase II. Phase I has been completed by Advanced Ceramics and proposal for additional work in a Phase II project has not been submitted or funded by the Government. The agreement was nul and void due to the lack of funding for Phase II.

On February 2, 2004, by way of a news release, the Company announced that a REGI licencee for unmanned vehicle system engines has completed testing of the prototype 42 H.P. engine. Tests occurred at Adiabatics in Columbus, IN and at the U.S. Navy's test facility at Patuxent River, MD. The initial test results demonstrate that the first generation prototype engine generates pressure and temperature. The licencee has started design of a second generation prototype. The documentation and one of the completed 42 H.P. Rand Cam(tm) engines have been delivered to REGI U.S., Inc. as part of the license agreement.

Currently the second prototype is being completed for production purposes by Radian. REGI will also receive that prototype model for their own use.

On August 5, 2003, by way of a news release, the Company announced the following announcement on the RadMax TM Engine- The RadMax TM Engine was announced July 15th, 2003 at the AUVSI Conference Association for Unmanned Vehicle Systems. (AUV) by our licensee Radian MILPARTS.

The July 15th, announcement by Radian MILPARTS states that plans are in place to start calibration testing at the Naval Air Systems Command (NAVAIR) Patuxent River, MD late in the summer. Procedures are written and in place to determine and document the RadMax ™ Engines horsepower, its vibration and noise metrics, and so forth. Following completion of the testing, to be conducted by engineers, first production units will generally be available by the fall, followed by a full production run next year.

The announcement further states, the RadMax ™ Engine, a heavy fuel engine that is comprised of only 13 moving parts, is completely balanced and on all speeds, loads and orientation angles. And best of all, without piston valves, a crankshaft or camshaft it's inherently quiet at 60 dB at 1,500 feet.

REGI U.S. has an agreement with Radian which grants an exclusive license for the manufacture of the Rand Cam Diesel Engines within the United States, for applications in Unmanned Autonomous Vehicles (UAV'S) over 10 horsepower, including non-exclusive rights to the worldwide sales for this application.

Corporate

In April 2004 the Company received an additional listing on the Berlin Bremen Stock Exchange (www.berlinerboerse.de) under the symbol RGJ, German Cusip Number S7589431045/786692. The Company retains the OTC Bulletin Board listing Symbol: RGUS.

REGI U.S., Inc.'s market maker is Berliner Freiverkehr (Aktien) AG, which is one of the largest German brokerage firms and acts as market maker for the Unofficial Regulated Markets in Berlin and Frankfurt. The main advantage for REGI U.S., Inc. to trade on the Berlin Bremen Stock Exchange, is that the German investors, including small ones, can buy REGI U.S., Inc. shares in their domestic currency, thus making transactions easier and less expensive.

In June 2004 Brian Cherry was appointed Vice President of the Rand Cam™ engine technology projects. Brian Cherry is the inventor of the Direct Charge Rand Cam™ engine patented in 1996 by REGI U.S., Inc. and is currently the project manager in charge of developing a Rand Cam™ electric generator for hybrid electric automobiles, and for residential uses in family homes. Mr.

Cherry will also be overseeing and preparing the current submission of a new patent application on the Rand Cam™ technology. The generator can run on any fuel including hydrogen and natural gas. The tests are to commence within 30 days utilizing an alternator as the electric output, and the Rand Cam™ engine as the power source. REGI U.S., Inc. has signed an agreement with Brian Cherry to develop the generator application and other applications for a period of two years in consideration for 150,000 treasury shares of REGI U.S., Inc.

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

The following marketing activities are all currently underway:

AIR CONDITIONING COMPRESSOR - An agreement with Trans Air Manufacturers has been completed to use the Rand Cam(TM) compressor in air conditioning units in bus applications. We have delivered a compressor prototype for testing. We are awaiting test results from Trans Air. Currently, Brian Cherry, our Vice President of Research and Development, is overseeing the testing of the air conditioning compressor.

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

Two additional patents have been issued for improvements to the engine including: U.S. Patents 5,509,793 "Rotary Device with Slidable Vane Supports) issued April 24, 1996 and 5,551,853 "Axial Vane Rotary Device and Sealing System Therefor) issued September 3, 1996. The Company has submitted additional Rand Cam™ improvements for a patent in the month of July.

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

Developmental Stage Company. We were incorporated on July 27, 1992. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $223,306. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

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

History of Losses. We have a history of operating losses, and an accumulated deficit, as of April 30, 2004, of $6,138,563. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Control by Current Insiders. 12,585,146 common shares, not including currently exercisable options or warrants, are owned by current insiders representing control of approximately 56.2% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

During the last two fiscal years, we have incurred a total of $101,013 in research and development expenses. During the last year, the majority of the costs were paid directly toward the building of the 42 horsepower prototypes by Radian Milparts and by Advanced Ceramics for the 10 horsepower ceramic engine for unmanned aerial applied uses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2004, through the solicitation of proxies or otherwise.

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

	Bid Price		Asked Price
	High $	Low $	High $	Low $
Quarter Ended April 30, 2002	.22	.17	.30	.19
Quarter Ended July 31, 2002	.21	.07	.22	.11
Quarter Ended October 31, 2002	.13	.07	.15	.14
Quarter Ended January 31, 2003	.12	.035	.14	.05
Quarter Ended April 30, 2003	.09	.04	.11	.05
Quarter Ended July 31, 2003	.23	.045	.27	.06
Quarter Ended October 31, 2003	.43	.12	.46	.18
Quarter Ended January 31, 2004	.45	.25	.47	.25
Quarter Ended April 30, 2004	.32	.19	.37	.20

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of July 15, 2004, there were 22,381,055 shares of Common Stock outstanding, held by 240 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. See Note 4(a) to our audited financial statements for the fiscal year ended April 30, 2004 for more information on recent sales of unregistered securities.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the "RC/DC Engine").

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totaling $6,138,563 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our working capital deficit is $223,306. Our only assets are our intangible assets, being patents and intellectual property rights, totaling $64,865 which represents 96% of total assets. These factors raise doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

During the year, we raised a further $25,968 in addition to the $194,550 raised in 2002, pursuant to a private placement of 173,120 units issued at $0.15 per unit. Each unit will contain one share and one warrant to acquire one additional share at $0.20 per share if exercised in year one after receipt of funds. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. We may also raise additional funds through the exercise of warrants and stock options, warrants if exercised will net $34,624 for the $0.20 warrants and $43,500 for the $0.30 warrants

Results of operations for the year ended April 30, 2004 ("2004") compared to the year ended April 30, 2003 ("2003")

There were no revenues from product licensing during 2003 and 2004.

The net loss in 2004 increased by $388,941 to $609,913 compared to $220,972 in 2003. The increase was due to an increase of $277,856 in administrative expenses and an increase in research and development expenses of $110,085. The increase in administrative expenses was mainly due to an increase in investor relations consulting of $96,250, professional fees increase of $35,396 from $7,141 in 2003 to $42,537 in 2004, an increase in travel expenses of $14,069 from $175 in 2003 to $14,244 in 2004 and an increase in stock-based compensation of $125,854 from $16,500 in 2003 to $142,354 in 2004. The increase of $110,085 in research and development was mainly attributed to the increase in project management fees and donated technical prototype design consulting fees. The majority of prototype construction and testing costs continues to be borne by potential licensees and manufacturers. See above progress reports for research and development activity conducted during the year.

LIQUIDITY AND CAPITAL RESOURCES

During 2004, we financed our operations mainly through proceeds of $106,000 from the exercise of stock options and share purchase warrants as well as net advances of $158,185 from related parties.

We received funding in 2004 from our affiliated companies (common officers and directors) and our 18% shareholder, Rand Energy Group, Inc. ("Rand") and Reg Technologies Inc., the controlling shareholder of Rand Energy Group, Inc. The total amount owing to related parties is $136,923 or 61% of total current liabilities as at April 30, 2004. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. In 2004, the Company issued 3,320,000 common shares to settle $166,000 in debt owing to related companies. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

As at April 30, 2004, we had a working capital deficit of $223,306. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a major shareholder (Rand). Rand owns 4,079,036 shares and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position

John G. Robertson	63	Director, Chairman of the Board of Directors, President and Chief Executive Officer

Jennifer Lorette	32	Director, Vice-President

James Vandeberg	61	Director and Chief Operating Officer and Chief Financial Officer

Brian Cherry*	64	Vice President, Rand Cam™ Engine Technology Projects

* appointed in June 2004.

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

Brian Cherry - Vice President, Rand Cam™ Engine Technology Projects

Mr. Cherry was Vice President and a Director of the Company since its inception in July 1992, until January 2001 when he left the Company to pursue personal interests. Mr. Cherry was appointed Vice President, Rand Cam™ Engine Technology Projects in June 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, other than Mr. Vandeberg, who furnished us with no Forms during the year, none of our officers, directors or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson received no compensation from us in fiscal year 2003.

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under- lying Options/ SARs (#)	LTIP(2) Payout ($)	All Other Compensation ($)
John G. Robertson, President and CEO	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	36,000(3) Nil 36,000(3)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

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

(3)
Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, received or is to receive $2,500 per month from us for management services provided to us. Mr. Robertson is a trustee of the Robertson Family Trust.

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

The following table sets forth certain information with respect to options exercised during the fiscal year ended April 30, 2004 by our Chief Executive Officer, and with respect to unexercised options held by our Chief Executive Officer at the end of fiscal 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value realized ($)	Number of Unexercised Options at Years End Exercisable / Unexercisable	Value of Unexercised Options at Year End (1) Exercisable / Unexercisable
John G. Robertson	-0-	-0-	600,000 / 0	$18,000/ -0-

(1) The calculation of the value of unexercised options is based on the difference between the last sale price of $0.23 per share for our Common Stock on April 30, 2004 and the exercise price of each option (then $0.20), multiplied by the number of shares covered by the option.

We do not have any Long Term Incentive Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 20, 2004, our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Class A Shares Owned	Percentage of
		Class A Shares
		Owned
John G. Robertson, Chairman of the Board	9,938,506	44.4%
of Directors, President and Director (1) (2) (3) (4)

James McCann (5)	4,079,036	18.23%

Rand Energy Group Inc. (6)	4,079,036	18.23%

Jennifer Lorette, Vice President and Director (7)	150,500	*

James Vandeberg, Chief Operating Officer and Director (8)	76,000	*

Brian Cherry	150,000	*

ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR	10,315,006	46.10%
INDIVIDUALS) (9)

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

*Less than one percent of the issued and outstanding on July 20, 2004, which was 22,381,055

(1) These individuals may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 4,079,036 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 600,000 options that are currently exercisable. Mr. Robertson's address is the same as the Company's.

(3) Includes 2,673,860 common shares and 73,860 share-purchase warrants registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, and 600,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as our address.

(4) Rainbow Network is a private Turks and Caicos Island company. Mr. Robertson is the President and director of Rainbow Network. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Rainbow Network. Mr. Robertson's address is the same as our address.

(5) Includes 4,079,036 shares registered in the name of Rand Energy Group Inc. See Note (6) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(6) Rand Energy Group Inc. is owned 51% by Reg Technologies Inc. and 49% by Rand Cam Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Technologies Inc. and Rand Cam Engine Corp. could be considered the beneficial owner of the 4,079,036 shares registered in the name of Rand Energy Group Inc.

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

(8) Includes 75,000 options that are currently exercisable. Mr. Vandeberg's address is 900 Fourth Avenue, Suite 3140, Seattle, WA 98164.

(9) Includes 4,079,036 shares registered in the name of Rand Energy Group Inc. whose beneficial ownership is attributed to Mr. Robertson as set forth in Note (2) above. See Note (5) above for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 825,000 options that are currently exercisable.

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

ITEM 13(a). EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2
3.3	By-Laws	(1)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between Regi U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
23.1	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -
32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003

ITEM 13(b). REPORTS ON FORM 8-K.

None.

ITEM 14. CONTROLS AND PROCEEDURES.

          (a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14 (c) of the Exchange Act) as of a date within 90 days before the filing date of this annual report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Dated: August 18, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	President, Chief	8/18/04
(John G. Robertson)	Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer	8/18/04
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Vice President and Director	8/18/04
(Jennifer Lorette)

	EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2
3.3	By-Laws	(1)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between Regi U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
23.1	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -
32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003

Independent Auditors' Report

To the Stockholders and Board of Directors
of REGI U.S., Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of REGI U.S., Inc. (A Development Stage Company) as of April 30, 2004 and 2003 and the related statements of operations, stockholders' deficit and cash flows for the period from July 27, 1992 (Inception) to April 30, 2004 and the years ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of REGI U.S., Inc. (A Development Stage Company), as of April 30, 2004 and 2003, and the results of its operations and its cash flows for the period from July 27, 1992 (Inception) to April 30, 2004 and the years ended April 30, 2004 and 2003, in conformity with generally accepted accounting principles used in the United States.

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

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 13, 2004

REGI U.S. Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	April 30,	April 30,
	2004	2003
	$	$
Assets
Current Assets
Cash	-	87
Amounts receivable	3,000	3,000
Total Current Assets	3,000	3,087
Intangible Assets (Note 3)	64,865	63,207
Total Assets	67,865	66,294

Liabilities and Stockholders' Deficit
Current Liabilities
Bank indebtedness	3,133	-
Accounts payable	77,950	86,264
Accrued liabilities	8,300	8,175
Due to related parties (Note 5)	136,923	144,738
Total Liabilities	226,306	239,177
Commitments and Contingent Liabilities (Notes 1 and 6)
Subsequent Events (Note 8)
Stockholders' Deficit
Common Stock (Note 4), 50,000,000 shares authorized without par value;
22,231,055 and 17,687,935 shares issued and outstanding respectively	5,610,451	5,142,299
Common Stock Subscribed	-	25,968
Donated Capital (Note 5)	397,500	187,500
Deferred Compensation	(27,829)	-
Deficit Accumulated During the Development Stage	(6,138,563)	(5,528,650)
Total Stockholders' Deficit	(158,441)	(172,883)
Total Liabilities and Stockholders' Deficit	67,865	66,294

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from
	July 27, 1992
	(Inception)	Year Ended
	To April 30,	April 30,
	2004	2004	2003
	$	$	$

Revenue	-	-	-
Administrative Expenses
Bad debts	2,792	2,792	–
Bank charges and interest	11,656	714	1,279
Consulting services (Note 5)	373,500	186,000	187,500
Foreign exchange loss (gain)	3,508	261	(605)
Interest on debentures	12,593	-	-
Investor relations – publications	323,150	6,921	300
Investor relations – consulting	594,199	96,250	-
Office, rent and telephone (Note 5)	172,163	6,824	9,346
Professional fees	393,096	42,537	7,141
Stock-based compensation	437,150	142,354	16,500
Transfer agent and regulatory fees	108,776	6,231	4,372
Travel	27,141	14,244	175
Less: interest and other income	(16,788)	-	-
accounts payable written-off	(15,818)	(1,264)	-
	2,427,118	503,864	226,008
Research and Development Expenses
Intellectual property (Note 3)	578,509	-	-
Amortization	125,241	4,787	5,212
Market development	93,146	364	-
Professional fees	73,904	-	-
Project management fees	310,000	30,000	-
Project overhead	211,588	-	2,000
Prototype design and construction
contracts, net of recoveries	1,355,896	1,574	(35,028)
Royalties	93,000	-	-
Technical prototype design consulting (Note 5)	593,178	60,000	21,440
Technical reports	29,050	4,686	-
Technical salaries	169,467	-	-
Travel	177,533	9,307	1,340
Less: accounts payable written off	(99,067)	(4,669)	-
	3,711,445	106,049	(5,036)
Net Loss for the Period	(6,138,563)	(609,913)	(220,972)
Net Loss Per Share – Basic		(0.03)	(0.02)
Weighted Average Shares Outstanding		22,231,000	11,509,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated
	From
	July 27, 1992
	(Inception)	Year Ended
	to April 30,	April 30,
	2004	2004	2003
	$	$	$
Cash Flows to Operating Activities
Net loss for the period	(6,138,563)	(609,913)	(220,972)
Adjustments to reconcile net loss to net cash used by operating activities
Accounts payable written-off	(102,688)	(5,933)	-
Amortization	125,241	4,787	5,212
Donated services	397,500	210,000	187,500
Intellectual property written off	578,509	-	-
Stock-based compensation	437,150	142,354	16,500
Changes in operating assets and liabilities
Amounts receivable	(3,000)	-	13,400
Accounts payable and accrued liabilities	197,095	(2,255)	(1,013)
Net Cash Provided (Used) by Operating Activities	(4,508,756)	(260,960)	627
Cash Flows from Financing Activities
Proceeds from convertible debenture	5,000	-	-
Subscriptions received	25,968	-	25,968
Shares issued	4,273,252	106,000	-
Increase (decrease) in due to related parties	424,769	158,185	(23,417)
Net Cash Provided by Financing Activities	4,728,989	264,185	2,551
Cash Flows to Investing Activities
Purchase of property and equipment	(24,947)	-	-
Patent protection costs	(198,419)	(6,445)	(835)
Net Cash Used by Investing Activities	(223,366)	(6,445)	(835)
Increase (Decrease) in Cash and Cash Equivalents	(3,133)	(3,220)	2,343
Cash and Cash Equivalents - Beginning of Period	-	87	(2,256)
Cash and Cash Equivalents - End of Period	(3,133)	(3,133)	87

Non-Cash Investing and Financing Activities
Stock-based compensation	437,150	170,184	16,500
Shares issued to settle debt	496,000	166,000	305,000
Shares issued for convertible debenture	5,000	-	5,000
Shares issued for intellectual property	345,251	-	-
Affiliate's shares issued for intellectual property	200,000	-	-

Supplemental Disclosures
Interest paid	12,593	-	-
Income tax paid	-	-	-

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From July 27, 1992 (Inception) to April 30, 2004

						Deficit
						Accumulated
	Common		Common			During the
	Stock		Stock	Donated	Deferred	Development
	Shares	Amount	Subscribed	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$

Balance – July 27, 1992 (inception)	-	-	-	-	-	-	-
Stock issued for intellectual property	5,700,000	57,000	-	-	-	-	57,000
Stock issued for cash	300,000	3,000	-	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(23,492)	(23,492)

Balance – April 30, 1993	6,000,000	60,000	-	-	-	(23,492)	36,508
Stock issued for cash pursuant to a
public offering	500,000	500,000	-	-	-	-	500,000
Net loss for the year	-	-	-	-	-	(394,263)	(394,263)

Balance – April 30, 1994	6,500,000	560,000	-	-	-	(417,755)	142,245
Stock issued for cash pursuant to:
options exercised	10,000	1,000	-	-	-	-	1,000
a private placement	250,000	562,500	-	-	-	-	562,500
warrants exercised	170,200	213,000	-	-	-	-	213,000
Net loss for the year	-	-	-	-	-	(1,225,743)	(1,225,743)

Balance – April 30, 1995	6,930,200	1,336,500	-	-	-	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
options exercised	232,500	75,800	-	-	-	-	75,800
warrants exercised	132,200	198,300	-	-	-	-	198,300
a private offering memorandum	341,000	682,000	-	-	-	-	682,000
Net loss for the year	-	-	-	-	-	(796,905)	(796,905)

Balance – April 30, 1996	7,635,900	2,292,600	-	-	-	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
options exercised	137,000	13,700	-	-	-	-	13,700
warrants exercised	185,400	278,100	-	-	-	-	278,100
private placements	165,000	257,500	-	-	-	-	257,500
Net loss for the year	-	-	-	-	-	(510,184)	(510,184)

Balance – April 30, 1997	8,123,300	2,841,900	-	-	-	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
options exercised	50,000	5,000	-	-	-	-	5,000
a units offering	500,000	500,000	-	-	-	-	500,000
Stock issued for acquisition of AVFS
rights	400,000	288,251	-	-	-	-	288,251
Stock issued for financial consulting
services	125,000	170,250	-	-	-	-	170,250
Stock issued to settle an accrued
liability	50,000	25,000	-	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(580,901)	(580,901)

Balance – April 30, 1998	9,248,300	3,830,401	-	-	-	(3,531,488)	298,913
Stock issued for financial consulting
services	100,000	71,046	-	-	-	-	71,046
Net loss for the year	-	-	-	-	-	(397,924)	(397,924)

Balance – April 30, 1999	9,348,300	3,901,447	-	-	-	(3,929,412)	(27,965)

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From July 27, 1992 (Inception) to April 30, 2004

						Deficit
						Accumulated
	Common		Common			During the
	Stock		Stock	Donated	Deferred	Development
	Shares	Amount	Subscribed	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$

Balance – April 30, 1999	9,348,300	3,901,447	-	-	-	(3,929,412)	(27,965)
Stock issued for cash pursuant to:
a private placement	852,101	639,075	-	-	-	-	639,075
less cash commission paid	-	(47,607)	-	-	-	-	(47,607)
warrants exercised	17,334	17,334	-	-	-	-	17,334
Stock-based compensation	-	15,417	-	-	-	-	15,417
Net loss for the year	-	-	-	-	-	(413,495)	(413,495)

Balance – April 30, 2000	10,217,735	4,525,666	-	-	-	(4,342,907)	182,759
Stock issued for cash pursuant to
warrants exercised	4,000	2,000	-	-	-	-	2,000
Stock-based compensation	-	18,500	-	-	-	-	18,500
Stock to be issued	-	-	72,000	-	-	-	(72,000)
Net loss for the year	-	-	-	-	-	(808,681)	(808,681)

Balance – April 30, 2001	10,221,735	4,546,166	72,000	-	-	(5,151,588)	(533,422)
Stock issued for cash pursuant to a
private placement	1,066,200	266,550	(72,000)	-	-	-	194,550
Stock-based compensation	-	3,083	-	-	-	-	3,083
Net loss for the year	-	-	-	-	-	(156,090)	(156,090)

Balance – April 30, 2002	11,287,935	4,815,799	-	-	-	(5,307,678)	(491,879)
Stock issued to settle debt (Note 6)	6,100,000	305,000	-	-	-	-	305,000
Stock issued for services	250,000	16,500	-	-	-	-	16,500
Stock issued for convertible
debenture	50,000	5,000	-	-	-	-	5,000
Stock to be issued	-	-	-	25,968	-	-	25,968
Donated consulting services	-	-	-	187,500		-	187,500
Net loss for the year	-	-	-	-	-	(220,972)	(220,972)

Balance – April 30, 2003	17,687,935	5,142,299	25,968	187,500	-	(5,528,650)	(172,883)

Donated consulting services	-	-	-	210,000	-	-	210,000
Stock issued for cash pursuant to a
private placement	173,120	25,968	(25,968)	-	-	-	-
Stock issued for cash pursuant to the
exercise of warrants	550,000	86,000	-	-	-	-	86,000
Stock issued for cash pursuant to the
exercise of stock options	100,000	20,000	-	-	-	-	20,000
Stock-based compensation	-	78,184	-	-	(78,184)	-	-
Stock issued for services	400,000	92,000	-	-	(92,000)	-	-
Stock issued to settle debt	3,320,000	166,000	-	-	-	-	-

Amortization of deferred
compensation	-	-	-	-	142,355	-	142,355
Net loss for the year	-	-	-	-	-	(609,913)	-

Balance – April 30, 2004	22,231,055	5,610,451	-	397,500	(27,829)	(6,138,563)	(158,441)

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

REGI U.S., Inc. herein ("the Company") was incorporated in the State of Oregon, U.S.A. on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine ("The RC/DC Engine"). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. ("Rand"), which is a major shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $223,306. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder, Rand. Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $1,550,000 as at August 13, 2004, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

2.	Summary of Significant Accounting Policies

	(a)	Fiscal year

The Company's fiscal year end is April 30.

	(b)	Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars.

	(c)	Use of Estimates

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

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(e)	Intangible Assets

Intangible assets represent legal costs incurred in establishing patents. These costs are being amortized on a straight-line basis over 20 years. The useful life of the patent is determined by management and is not to exceed the legal life. No amortization is provided on capitalized patent costs until such time as the patent has been granted.

	(f)	Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	(g)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	(i)	Revenue Recognition

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

	(j)	Research and Development

The Company is in the development stage and all costs relating to research and development are charged to operations as incurred.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at April 30, 2004 and 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

	(l)	Stock-Based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

During the year, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The pro forma information is as follows:

	Year Ended
	April 30,	April 30,
	2004	2003
	$	$

Net loss - as reported	(609,913)	(220,972)
Add: Stock-based compensation expense included in net
loss - as reported	142,354	16,500
Deduct: Stock-based compensation expense determined
under fair value method	(149,467)	(121,362)
Net loss - pro forma	(617,026)	(325,834)
Net loss per share (basic) - as reported	(0.03)	(0.02)
Net loss per share (basic) - pro forma	(0.03)	(0.03)

The assumptions used are as follows:

Year Ended
April 30,
2004
$

Expected dividend yield	0%
Risk-free interest rate	4.6%
Expected volatility	221%
Expected option life (in years)	3

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(m)	Basic and Diluted Net Income (Loss) per Share

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

	(n)	Financial Instruments

The carrying value of cash, amounts receivable, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

	(o)	Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00- 21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

	(p)	Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

3.	Intangible Assets

			April 30,	April 30,
			2004	2003
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Patents - RC/DC Engine	98,001	33,136	64,865	63,207

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

4.	Common Stock

	(a)	Private Placement

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

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

4.	Common Stock (continued)

	(b)	Stock Option Plan (continued)

The following table summarizes the continuity of the Company's stock options:

		Weighted
		average
		exercise
	Number of	price
	shares	$
Outstanding, April 30, 2002	1,450,000	0.20
Granted	560,000	0.20
Cancelled/Expired	(160,000)	0.20
Outstanding, April 30, 2003	1,850,000	0.20
Granted	350,000	0.27
Exercised	(100,000)	0.20
Cancelled	(200,000)	0.20
Outstanding, April 30, 2004	1,900,000	0.21
Exercisable at end of year	1,787,500	0.22

Additional information regarding options outstanding as at April 30, 2004 is as follows:

	Outstanding			Exercisable
Weighted
		average	Weighted		Weighted
		remaining	average		average
Exercise price	Number of	contractual	exercise price	Number of	exercise price
$	shares	life (years)	$	shares	$

0.20-0.35	1,900,000	1.6	0.21	1,787,500	0.22

The fair value for options granted was estimated at the date of grant using the Black-Scholes option- pricing model under the Black-Scholes option-pricing model the weighted average fair value of stock options granted during the year was $0.23.

(c)	Share Purchase Warrants

The following table summarizes the continuity of the Company's warrants:

		Weighted
		average
		exercise
	Number of	price
	shares	$

Balance, April 30, 2002	1,896,967	0.39
Expired	(1,896,967)	0.39

Balance, April 30, 2003	–	–
Issued	973,120	0.21
Exercised	(550,000)	0.16
Expired	(250,000)	0.30

Balance, April 30, 2004	173,120	0.20

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

4.	Common Stock (continued)

	(c)	Share Purchase Warrants (continued)

At April 30, 2004, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

173,120	$0.20	July 7, 2004 (extended to January 7, 2005 subsequent to year end)

	(d)	Performance Stock Plan

The Company has allotted 1,000,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

Subsequent to April 30, 2004, the Company amended the Performance Stock Plan and has allotted 2,500,000 shares.

	(e)	Non-cash Consideration

Shares issued for non-cash consideration were valued based on the fair market value of the services provided. During the year, the Company issued a total of 400,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $92,000 for services rendered. The Company charged to operations compensation expense of $92,000 since all services had been performed as of year end.

5.	Related Party Transactions/Balances

(a)
Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office.

	(b)	The value of consulting services of $90,000 (2003 - $120,000) was contributed by the President, CEO and director of the Company and charged to operations and treated as donated capital.

	(c)	The value of consulting services of $30,000 (2003 - $30,000) was contributed by the Vice President and director of the Company and charged to operations and treated as donated capital.

	(d)	The value of consulting services of $30,000 (2003 - $30,000) was contributed by the CFO, COO and director of the Company and charged to operations and treated as donated capital.

	(e)	The value of technical consulting services of $60,000 (2003 - $7,500) was charged to research and development expenses and treated as donated capital.

	(f)	Rent of $3,567 (2003 - $6,000) was paid to a company having common officers and directors.

	(g)	Project management fees of $30,000 (2003 – $Nil) were paid to a company having common officers and directors.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
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

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $5,133,000, which commence expiring in 2013. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at April 30, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2004	2003
	$	$
Net Operating Loss	258,000	17,000
Statutory Tax Rate	34%	34%
Effective Tax Rate	-	–
Deferred Tax Asset	88,000	6,000
Valuation Allowance	(88,000)	(6,000)
Net Deferred Tax Asset	–	–

8.	Subsequent Events

	(a)	Subsequent to April 30, 2004, the Company issued 150,000 common shares to an officer of the Company for technical consulting services to be provided on the Rand Cam technology.

(b)
Subsequent to April 30, 2004, the Company granted stock options to purchase 46,500 common shares at a price of $0.25 per share expiring on May 25, 2009. The options vest ratably over a 12 month period.