Form 10QSB
period 2004-07-31
REGI U S INC
filed 2004-09-21
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2004

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

September 10, 2004

Common - 22,411,055 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format Yes   ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2004
(Unaudited)

REGI U.S. Inc.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JULY 31, 2004
(Expressed in U.S. Dollars)

F-i

REGI U.S. Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	July 31,	April 30,
	2004	2004
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Cash	-	-
Amounts receivable	3,000	3,000
Prepaid expenses	6,250	-
Total Current Assets	9,250	3,000
Intangible Assets (Note 3)	68,029	64,865
Total Assets	77,279	67,865

Liabilities and Stockholders' Deficit
Current Liabilities
Bank indebtedness	5,797	3,133
Accounts payable	76,415	77,950
Accrued liabilities	14,399	8,300
Due to related parties (Note 5)	168,233	136,923
Total Liabilities	264,844	226,306
Commitments and Contingent Liabilities (Notes 1 and 6)
Subsequent Event (Note 8)
Stockholders' Deficit
Common Stock (Note 4), 50,000,000 shares authorized without par value;
22,381,055 and 22,231,055 shares issued and outstanding respectively	5,645,215	5,610,451
Common Stock Subscribed	12,500	-
Donated Capital (Note 5)	435,000	397,500
Deferred Compensation	(36,805)	(27,829)
Deficit Accumulated During the Development Stage	(6,243,475)	(6,138,563)
Total Stockholders' Deficit	(187,565)	(158,441)
Total Liabilities and Stockholders' Deficit	77,279	67,865

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	July 27, 1992
	(Inception)	Three Months Ended
	To July 31,	July 31,
	2004	2004	2003
	$	$	$

Revenue	-	-	-
Administrative Expenses
Bad debts	2,792	-	–
Bank charges and interest	11,817	161	108
Consulting services (Note 5)	411,000	37,500	45,000
Foreign exchange loss (gain)	2,857	(651)	(53)
Interest on debentures	12,593	-	-
Investor relations – publications	330,882	7,732	-
Investor relations – consulting	604,965	10,766	-
Office, rent and telephone (Note 5)	177,447	5,284	1,500
Professional fees	396,838	3,742	2,268
Stock-based compensation	459,387	22,237	5,000
Transfer agent and regulatory fees	108,796	20	-
Travel	27,141	-	-
Less: interest and other income	(16,788)	-	-
accounts payable written-off	(15,818)	-	-
	2,513,909	86,791	53,823
Research and Development Expenses
Intellectual property (Note 3)	578,509	-	-
Amortization	126,480	1,239	1,166
Market development	93,146	-	-
Professional fees	73,904	-	-
Project management fees	321,051	11,051	-
Project overhead	211,588	-	-
Prototype design and construction
contracts, net of recoveries	1,355,896	-	-
Royalties	93,000	-	-
Technical prototype design consulting (Note 5)	599,009	5,831	7,500
Technical reports	29,050	-	-
Technical salaries	169,467	-	-
Travel	177,533	-	-
Less: accounts payable written off	(99,067)	-	-
	3,729,566	18,121	8,666
Net Loss for the Period	(6,243,475)	(104,912)	(62,489)
Net Loss Per Share – Basic	-	(0.01)	(0.01)
Weighted Average Shares Outstanding		22,331,000	17,777,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Accumulated
	From
	July 27, 1992
	(Inception)	Three Months Ended
	to July 31,	July 31,
	2004	2004	2003
	$	$	$

Cash Flows to Operating Activities
Net loss for the period	(6,243,475)	(104,912)	(62,489)
Adjustments to reconcile net loss to net cash used by operating activities
Accounts payable written-off	(102,688)	-	-
Amortization	126,480	1,239	1,166
Donated services	435,000	37,500	52,500
Intellectual property written off	578,509	-	-
Stock-based compensation	462,938	25,788	5,000
Changes in operating assets and liabilities
Amounts receivable	(3,000)	-	-
Prepaid expense	(6,250)	(6,250)
Accounts payable and accrued liabilities	201,659	4,564	953
Net Cash Used by Operating Activities	(4,550,827)	(42,071)	(2,870)
Cash Flows from Financing Activities
Proceeds from convertible debenture	5,000	-	-
Subscriptions received	38,468	12,500	-
Shares issued	4,273,252	-	-
Increase in due to related parties	456,079	31,310	5,208
Net Cash Provided by Financing Activities	4,772,799	43,810	5,208
Cash Flows to Investing Activities
Purchase of property and equipment	(24,947)	-	-
Patent protection costs	(202,822)	(4,403)	(2,335)
Net Cash Used by Investing Activities	(227,769)	(4,403)	(2,335)
Increase (Decrease) in Cash and Cash Equivalents	(5,797)	(2,664)	3
Cash and Cash Equivalents - Beginning of Period	-	(3,133)	87
Cash and Cash Equivalents - End of Period	(5,797)	(5,797)	90

Non-Cash Investing and Financing Activities
Stock-based compensation	462,938	25,788	5,000
Shares issued to settle debt	496,000	-	-
Shares issued for convertible debenture	5,000	-	-
Shares issued for intellectual property	345,251	-	-
Affiliate's shares issued for intellectual property	200,000	-	-

Supplemental Disclosures
Interest paid	12,593	-	-
Income tax paid	-	-	-

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $255,594. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder, Rand. Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $1,224,000 as at September 15, 2004, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

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

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock- based awards. Under the provisions of SFAS 123, companies that elect to account for stock- based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

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

The pro forma information is as follows:

	Three Months Ended
	July 31,	July 31,
	2004	2003
	$	$
	(unaudited)	(unaudited)

Net loss - as reported	(104,912)	(62,489)
Add: Stock-based compensation expense included in net
loss - as reported	22,237	-
Deduct: Stock-based compensation expense determined
under fair value method	(22,237)	-
Net loss - pro forma	(104,912)	(62,489)
Net loss per share (basic) - as reported	(0.01)	(0.01)
Net loss per share (basic) - pro forma	(0.01)	(0.01)

The assumptions used are as follows:

Expected dividend yield	0%
Risk-free interest rate	3.5%
Expected volatility	203%
Expected option life (in years)	3

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

	(p)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Intangible Assets

			July 31,	April 30,
			2004	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Patents - RC/DC Engine	102,403	34,374	68,029	64,865

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

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

4.	Common Stock

	(a)	Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan the Company has granted stock options to certain directors and employees.

The following table summarizes the continuity of the Company's stock options:

		Weighted
		average
		exercise
	Number of	price
	shares	$

Outstanding, April 30, 2003 (audited)	1,850,000	0.20
Granted	350,000	0.27
Exercised	(100,000)	0.20
Cancelled	(200,000)	0.20
Outstanding, April 30, 2004 (audited)	1,900,000	0.21
Granted	46,500	0.25
Expired	(400,000)	0.20
Outstanding, July 31, 2004 (unaudited)	1,546,500	0.21
Exercisable at end of period	1,486,625	0.22

Additional information regarding options outstanding as at July 31, 2004 is as follows:

	Outstanding			Exercisable
Weighted
		average	Weighted		Weighted
		remaining	average		average
Exercise price	Number of	contractual	exercise price	Number of	exercise price
$	shares	life (years)	$	shares	$

0.20-0.35	1,546,500	3.0	0.21	1,486,625	0.22

The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model under the Black-Scholes option-pricing model the weighted average fair value of stock options granted during the year was $0.23.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

4.	Common Stock (continued)

	(b)	Share Purchase Warrants

The following table summarizes the continuity of the Company's warrants:

		Weighted
		average
		exercise
	Number of	price
	shares	$

Balance, April 30, 2003 (audited)	–	–
Issued	973,120	0.21
Exercised	(550,000)	0.16
Expired	(250,000)	0.30

Balance, April 30, 2004 (audited) and July 31, 2004 (unaudited)	173,120	0.20

At July 31, 2004, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
173,120	$0.20	January 7, 2005

	(c)	Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

	(d)	Non-cash Consideration

Shares issued for non-cash consideration were valued based on the fair market value of the services provided. During the year, the Company issued a total of 150,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $24,000 for services rendered. The Company charged $3,551 to operations for the pro-rata portion of services performed during the period.

	(e)	Private Placement

The Company has offered a private placement subscription for up to 4,000,000 units of the Company at a purchase price of $0.25 per unit. Each unit will consist of one common share of the Company and one-half non-transferable share purchase warrant. Each two one-half warrants may be exercised within one year of the date of issuance to the purchaser at a price of $0.35. As at July 31, 2004, the Company had received $12,500 in subscriptions.

5.	Related Party Transactions/Balances

(a)
Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office.

	(b)	The value of consulting services of $22,500 (2004 - $30,000) was contributed by the President, CEO and director of the Company and charged to operations and treated as donated capital.

	(c)	The value of consulting services of $7,500 (2004 - $7,500) was contributed by the Vice President and director of the Company and charged to operations and treated as donated capital.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

5.	Related Party Transactions/Balances (continued)

	(d)	The value of consulting services of $7,500 (2004 - $7,500) was contributed by the CFO, COO and director of the Company and charged to operations and treated as donated capital.

	(e)	The value of technical consulting services of $Nil (2004 - $7,500) was charged to research and development expenses and treated as donated capital.

	(f)	Rent of $964 (2004 - $Nil) was paid to a company having common officers and directors.

	(g)	Project management fees of $7,500 (2004 – $Nil) were paid to a company having common officers and directors.

6.	Commitments and Contingent Liabilities

	(a)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

	(b)	See Note 1 for substantial doubt about continuing as a going concern.

(c)
On July 27, 2004, the Company entered into a consulting agreement for online marketing services. The consultant is to receive $15,000 for services to be rendered. $5,000 is currently due and has been accrued, $5,000 is due after 30 days and the remaining $5,000 is due after 60 days.

7.	Subsequent Event

Subsequent to July 31, 2004, the Company issued 30,000 common shares for cash consideration of $6,000 on the exercise of stock options.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $255,594. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder, Rand. Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $1,224,000 as at September 15, 2004, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

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

Progress Report from May 1, 2004 to September 20, 2004

Rand Cam Technology

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

On August 3, 2004, we announced that the Rand Cam™ compressor tests were completed under the direction of Brian Cherry, Vice President of Research and Development. The tests have shown encouraging results of up to 25 P.S.I. with only 800 R.P.M., and have exceeded expectations. The testing for the compressor was completed on behalf of Trans Air Manufacturing for air-conditioning in bus applications.

On September 7, 2004 we announced that the unmanned vehicle applications for the Rand Cam™ technology is on schedule, and we expect our licensee to start assembly and subsequent engine testing in the fourth quarter of this year.

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

Results of operations for the three months ended July 31, 2004 ("2005") compared to the three months ended July 31, 2003 ("2004")

There were no revenues from product licensing during the periods.

Net loss per share for 2005 was (0.01), the same as in 2004.

The net loss in 2005 increased by $43,000 to $105,000 compared to $62,000 in 2004. Administrative expenses increased by $33,000 to $87,000 from $54,000 in 2004. The increases were mainly due to the stock-based compensation of $22,237 which was $5,000 in 2004 and research and development expenditures of $18,000 which was $9,000 in 2004.

Liquidity

During the three months ended July 31, 2004, we financed our operations mainly through funds received from related parties ($31,000) and from share subscriptions received ($13,000). The amounts owing to related parties increased by $31,000 to $168,000, are unsecured and repayable on demand. The related parties have indicated that they will advance further funds if needed.

As at July 31, 2004 we had a working capital deficit of $255,594. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a shareholder (Rand Energy Group Inc.). Rand Energy Group Inc. owns approximately 18% of the shares of the Company, having an approximate current market value of $1,224,000 as at September 15, 2004, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

The Company has offered a private placement subscription for up to 4,000,000 units of the Company at a purchase price of $0.25 per unit. Each unit will consist of one common share of the Company and one-half non-transferable share purchase warrant. Each two one-half warrants may be exercised within one year of the date of issuance to the purchaser at a price of $0.35. As at July 31, 2004, the Company had received $12,500 in subscriptions.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In June 2004 Brian Cherry was appointed Vice President of the Rand Cam™ engine technology projects. REGI U.S., Inc. has signed an agreement with Brian Cherry to develop the generator application and other applications for a period of two years in consideration for 150,000 treasury shares of REGI U.S., Inc. issued June 8, 2004.

On August 3, 2004 30,000 shares of common stock were issued to the Company's President pursuant to the exercise of stock options.

During the three months ended July 31, 2004, the Company received subscriptions totally $12,500 pursuant to a private placement of up to 4,000,000 Units. Each unit consists of one share of common stock of the Company and one ½ warrant at $0.35 exercisable for a period of one year from the date of issuance. Two ½ warrants enable the purchaser to acquire one additional share of common stock.

Item 3.	Defaults upon Senior Securities None

Item 4.	Submissions of Matters to a Vote of Security Holders None.

Item 5.	Other Information None.

Item 6.	Exhibits

(a) Exhibits:

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

(b) Reports on Form 8-K None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

Dated: September 20, 2004	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

Dated: September 20, 2004	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)