Form 10QSB
period 2004-10-31
REGI U S INC
filed 2004-12-21
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2004

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

(604) 278-5996
Issuer's Telephone Number

________________________________________________
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
December 2, 2004
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
October 31, 2004 (unaudited)

REGI U.S. INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

     OCTOBER 31, 2004
(Expressed in U.S. Dollars)

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	October 31,	April 30,
	2004	2004
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Amounts receivable	3,000	3,000
Total Current Assets	3,000	3,000
Intangible Assets (Note 3)	68,011	64,865
Total Assets	71,011	67,865

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank indebtedness	1,675	3,133
Accounts payable	77,710	77,950
Accrued liabilities	11,950	8,300
Due to related parties (Note 5)	138,964	136,923
Total Liabilities	230,299	226,306

Commitments and Contingent Liabilities (Notes 1 and 6)
Subsequent Events (Note 7)

Stockholders’ Deficit
Common Stock (Note 4), 50,000,000 shares authorized without par value;
22,411,055 and 22,231,055 shares issued and outstanding respectively	5,640,451	5,610,451
Additional Paid In Capital	32,572	-
Common Stock Subscribed	145,800	-
Donated Capital (Note 5)	472,500	397,500
Deferred Compensation	(35,738)	(27,829)
Deficit Accumulated During the Development Stage	(6,414,873)	(6,138,563)
Total Stockholders’ Deficit	(159,288)	(158,441)
Total Liabilities and Stockholders’ Deficit	71,011	67,865

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	July 27, 1992
	(Inception)	Three Months Ended		Six Months Ended
	To October 31,	October 31,		October 31,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue	-	-	-	-	-
Administrative Expenses
Bad debts	2,792	-	-	-	-
Bank charges and interest	12,172	355	176	516	284
Consulting services (Note 5)	475,203	64,203	45,000	101,703	90,000
Foreign exchange loss (gain)	4,209	1,352	607	701	554
Interest on debentures	12,593	-	-	-	-
Investor relations –
publications	348,735	17,853	435	25,585	435
Investor relations –
consulting	626,636	21,671	-	32,437	-
Office, rent and telephone
(Note 5)	182,898	5,451	2,446	10,735	3,946
Professional fees	405,906	9,068	14,866	12,810	17,134
Stock-based compensation	475,813	16,426	84,263	38,663	89,263
Transfer agent and
regulatory fees	109,805	1,009	-	1,029	-
Travel	39,406	12,265	4,458	12,265	4,458
Less: interest and other
income	(16,788)	-	-	-	-
accounts payable
written-off	(15,818)	-	-	-	-
	2,663,562	149,653	152,251	236,444	206,074
Research and Development
Expenses
Intellectual property (Note 3)	578,509	-	-	-	-
Amortization	127,734	1,254	1,173	2,493	2,339
Market development	93,146	-	364	-	364
Professional fees	73,904	-	-	-	-
Project management fees	335,000	13,949	7,500	25,000	7,500
Project overhead	211,588	-	-	-	-
Prototype design and
construction contracts, net
of recoveries	1,355,896	-	-	-	-
Royalties	93,000	-	-	-	-
Technical prototype design
consulting (Note 5)	605,149	6,140	-	11,971	7,500
Technical reports	29,050	-	-	-	-
Technical salaries	169,467	-	-	-	-
Travel	177,935	402	2,899	402	2,899
Less: accounts payable
written off	(99,067)	-	-	-	-
	3,751,311	21,745	11,936	39,866	20,602
Net Loss for the Period	(6,414,873)	(171,398)	(164,187)	(276,310)	(226,676)
Net Loss Per Share – Basic and
Diluted		(0.01)	(0.01)	(0.01)	(0.01)
Weighted Average Shares
Outstanding		22,410,000	18,175,000	22,375,000	17,974,000

(The accompanying notes are an integral part of the financial statements)
F-3

REGI U.S. Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Six Months Ended
	October 31,
	2004	2003
	$	$

Cash Flows to Operating Activities
Net loss for the period	(276,310)	(226,676)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	2,493	2,339
Donated services	75,000	97,500
Stock-based compensation	48,663	89,263
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,410	4,773
Net Cash Used by Operating Activities	(146,744)	(32,801)
Cash Flows from Financing Activities
Subscriptions received	145,800	-
Shares issued	6,000	42,000
Increase in due to related parties	2,041	(6,994)
Net Cash Provided by Financing Activities	153,841	35,006
Cash Flows to Investing Activities
Patent protection costs	(5,639)	(2,252)
Net Cash Used by Investing Activities	(5,639)	(2,252)
Increase (Decrease) in Cash and Cash Equivalents	1,458	(47)
Cash and Cash Equivalents - Beginning of Period	(3,133)	87
Cash and Cash Equivalents - End of Period	(1,675)	40

Non-Cash Investing and Financing Activities
Stock-based compensation	48,663	89,263

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

REGI U.S., Inc. herein (“the Company”) was incorporated in the State of Oregon, U.S.A. on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (“The RC/DC Engine”). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. (“Rand”), which is a major shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $227,299. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder, Rand. Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $2,570,000 as at December 16, 2004, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	(g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2004 and 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

	(l)	Stock-Based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

During the year, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The pro forma information is as follows:
	Six Months Ended
	October 31,	October 31,
	2004	2003
	$	$
	(unaudited)	(unaudited)

Net loss - as reported	(276,310)	(226,676)
Add: Stock-based compensation expense included in net
loss - as reported	48,663	89,263
Deduct: Stock-based compensation expense determined
under fair value method	(48,663)	(89,263)
Net loss - pro forma	(276,310)	(226,676)
Net loss per share – basic and diluted - as reported	(0.01)	(0.01)
Net loss per share – basic and diluted - pro forma	(0.01)	(0.01)

The assumptions used are as follows:

Expected dividend yield	0%
Risk-free interest rate	3.11%
Expected volatility	214%
Expected option life (in years)	3

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

The carrying value of cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

	(o)	Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00- 21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

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

3.	Intangible Assets

			October 31,	April 30,
			2004	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(unaudited)

Patents - RC/DC Engine	103,640	35,629	68,011	64,865

(a)
On August 20, 1992 the Company acquired the U.S. rights to the original Rand Cam-Engine from REGI by issuing 5,700,000 shares at a fair value of $0.01 per share. REGI will receive a 5% net profit royalty. The $57,000 was charged to operations as research and development.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

3.	Intangible Assets (Continued)

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise
	shares	price
		$

Outstanding, April 30, 2003 (audited)	1,850,000	0.20

Granted	350,000	0.27
Exercised	(100,000)	0.20
Cancelled	(200,000)	0.20

Outstanding, April 30, 2004 (audited)	1,900,000	0.21

Granted	121,500	0.38
Exercised	(30,000)	0.20
Expired	(400,000)	0.20

Outstanding, October 31, 2004 (unaudited)	1,591,500	0.23

Exercisable at end of period	1,512,000	0.23

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

4.	Common Stock (Continued)

	(a)	Stock Option Plan (Continued)

Additional information regarding options outstanding as at October 31, 2004 is as follows:

	Outstanding			Exercisable

Weighted
Exercise		average	Weighted		Weighted
Price		remaining	average		average
$	Number of	contractual	exercise price	Number of	exercise price
	shares	life (years)	$	shares	$

0.20 – 0.45	1,591,500	2.5	0.23	1,512,000	0.23

The fair value for options granted was estimated at the date of grant using the Black-Scholes option- pricing model under the Black-Scholes option-pricing model the weighted average fair value of stock options granted during the year was $0.23.

(b)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average
		exercise
	Number of	price
	shares	$

Balance, April 30, 2003 (audited)	-	-

Issued	973,120	0.21
Exercised	(550,000)	0.16
Expired	(250,000)	0.30

Balance, April 30, 2004 (audited) and October 31, 2004 (unaudited)	173,120	0.20

At October 31, 2004, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

173,120	$0.20	January 7, 2005

(c)	Performance Stock Plan

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

Shares issued for non-cash consideration were valued based on the fair market value of the services provided. During the year, the Company issued a total of 150,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $24,000 for services rendered. The Company charged $10,000 to operations for the pro-rata portion of services performed during the period.

	(e)	Private Placement

The Company has offered a private placement subscription for up to 4,000,000 units of the Company at a purchase price of $0.25 per unit. Each unit will consist of one common share of the Company and one-half non-transferable share purchase warrant. Each two one-half warrants may be exercised within one year of the date of issuance to the purchaser at a price of $0.35. As at October 31, 2004, the Company had received $145,800 in subscriptions.

5.	Related Party Transactions/Balances

(a)
Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office.

	(b)	The value of consulting services of $45,000 (2003 - $60,000) was contributed by the President, CEO and director of the Company and charged to operations and treated as donated capital.

	(c)	The value of consulting services of $15,000 (2003 - $15,000) was contributed by the Vice President and director of the Company and charged to operations and treated as donated capital.

	(d)	The value of consulting services of $15,000 (2003 - $15,000) was contributed by the CFO, COO and director of the Company and charged to operations and treated as donated capital.

	(e)	The value of technical consulting services of $Nil (2003 - $7,500) was charged to research and development expenses and treated as donated capital.

	(f)	Rent of $1,978 (2003 - $1,591) was paid to a company having common officers and directors.

	(g)	Project management fees of $15,000 (2003 - $Nil) were paid to a company having common officers and directors.

6.	Commitments and Contingent Liabilities

	(a)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

	(b)	See Note 1 for substantial doubt about continuing as a going concern.

(c)
On July 27, 2004, the Company entered into a consulting agreement for online marketing services. The consultant is to receive $15,000 for services to be rendered. $5,000 is currently due and has been accrued, $5,000 is due after 30 days and the remaining $5,000 is due after 60 days.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

7.	Subsequent Events

	(a)	On November 9, 2004, the Company granted 25,000 stock options to a consultant, exercisable at $0.40 per share and expiring on November 9, 2009.

	(b)	On November 24, 2004, the Company extended the expiry date of 75,000 stock options exercisable at $0.20 per share from November 29, 2004 to November 29, 2006.

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

Overview

REGI U.S., Inc. was incorporated in the State of Oregon, USA on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (“The RC/DC Engine”). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. (“Rand”) which is the controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $227,299. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder, Rand. Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $2,570,000 as at December 16, 2004, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

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

Progress Report from August 1, 2004 to December 10, 2004

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

On November 3, 2004 we announced that the Canadian Patent was issued for the Rand Cam™ Rotary Engine effective October 5, 2004. The term of the patent is twenty years from the date of the filing on December 11, 1992.

On November 29, 2004, we announced that a world wide license agreement, excluding the rights for the United States of America that are held by REGI U.S. for the Rand Cam™ technology has been successfully completed with Rand Energy Group Inc. Reg Technologies, Inc., our parent company, has agreed to pay a 5% net profit interest and make annual payments of $50,000. Reg Technologies, Inc. will be responsible for 50% of the costs for development and production of the Rand Cam™ technology.

The world wide patents cover Canada and several countries in Europe, namely, Germany, France, Great Britain, and Italy. Reg Technologies, Inc., together with REGI U.S., Inc., is in the process of testing a Rand Cam™ diesel engine for a generator application for hybrid electric cars. Additionally, our licensee for the 42 H.P. production model diesel Rand Cam™ is currently completing the engine for unmanned aerial applications for the U.S. military.

Reg Technologies, Inc. owns 3,320,000 shares of REGI U.S., Inc. directly, and 4,079,000 indirectly through a 51% ownership of Rand Energy Group Inc.

Results of operations for the six months ended October 31, 2004 (“2004”) compared to the six months ended October 31, 2003 (“2003”)

There were no revenues from product licensing during the periods.

The net loss in 2004 increased by $30,370 to $276,310 compared to $226,676 in 2003. Administrative expenses increased by $30,370 to $236,444 from $206,074 in 2003. The increase was mainly due to increased investor relations activity in 2004. Research and development expenses increased by $19,264 to $39,866 compared to $20,602 in 2003. The increase was mostly due to stock-based compensation for a research and development consultant.

Liquidity

During the six months ended October 31, 2004, we financed our operations mainly through funds raised for a private placement offering and the exercise of stock options. The amounts owing to related parties increased by $2,041 to $138,964, are unsecured and repayable on demand. The related parties have indicated that they will advance further funds if needed.

As at October 31, 2004 we had a working capital deficit of $227,299. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a shareholder (Rand). Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $2,570,000 as at December 16, 2004, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2004 30,000 shares of common stock were issued to the Company’s President pursuant to the exercise of stock options.

During the six months ended October 31, 2004, the Company received subscriptions totalling $145,800 pursuant to a private placement of up to 4,000,000 Units. Each unit consists of one share of common stock of the Company and one ½ warrant at $0.35 exercisable for a period of one year from the date of issuance. Two ½ warrants enable the purchaser to acquire one additional share of common stock.

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

Dated: December 16, 2004	REGI U.S., INC.

By: /s/ John G. Robertson
______________________________________
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
______________________________________
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)