Form 10KSB/A
period 2004-04-30
REGI U S INC
filed 2005-03-22
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

ITEM 13(b). REPORTS ON FORM 8-K.

None.

ITEM 14. CONTROLS AND PROCEEDURES.

          (a) Evaluation of disclosure controls and procedures

Our President and Principal Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Exchange Act) as of the end of the small business issuer’s most recent fiscal year. Our Officers have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by our Company in its periodic reports that are required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure.

          (b) Changes in internal controls.

Subsequent to the date of their evaluation, there were no corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: March 21, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	President, Chief	3/21/05
(John G. Robertson)	Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer	3/21/05
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Vice President and Director	3/21/05
(Jennifer Lorette)

	EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2
3.3	By-Laws	(1)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between Regi U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
23.1	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -
32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003

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