Form 10QSB/A
period 2004-07-31
REGI U S INC
filed 2005-03-22
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being July 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

REGI U.S., INC.

Dated: March 21, 2005	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)