Form 10QSB/A
period 2004-10-31
REGI U S INC
filed 2005-03-22
CIK 922330

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

Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Dated: March 21, 2005	REGI U.S., INC.

By: /s/ John G. Robertson
______________________________________
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
______________________________________
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)