Form 10QSB
period 2005-01-31
REGI U S INC
filed 2005-03-22
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

 ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2005

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

(604) 278-5996
Issuer's Telephone Number

___________________________________________________
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

March 22, 2005

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

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2005
(unaudited)

REGI U.S. Inc.
(A Development Stage Company)

REGI U.S. Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	January 31,	April 30,
	2005	2004
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Cash	3,001	-
Amounts receivable	3,000	3,000
Total Current Assets	6,001	3,000
Intangible Assets (Note 3)	72,152	64,865
Total Assets	78,153	67,865

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank indebtedness	-	3,133
Accounts payable	79,296	77,950
Accrued liabilities	8,909	8,300
Due to related parties (Note 5)	58,463	136,923
Total Liabilities	146,668	226,306

Commitment (Note 6)

Stockholders’ Deficit
Common Stock (Note 4), 50,000,000 shares authorized without par value;
23,708,225 and 22,231,055 shares issued and outstanding respectively	5,953,275	5,610,451
Additional Paid-in Capital	48,273	-
Donated Capital (Note 5)	510,000	397,500
Deferred Compensation	(21,595)	(27,829)
Deficit Accumulated During the Development Stage	(6,558,468)	(6,138,563)
Total Stockholders’ Deficit	(68,515)	(158,441)
Total Liabilities and Stockholders’ Deficit	78,153	67,865

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated
	from
	July 27, 1992
	(Inception)	Three Months Ended		Nine Months Ended
	To January 31,	January 31,		January 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	-	-	-	-	-
Administrative Expenses
Bad debts	2,792	-	-	-	-
Bank charges and interest	12,338	166	169	682	453
Consulting services (Note 5)	512,703	37,500	22,500	139,203	112,500
Foreign exchange loss	4,437	228	117	929	671
Interest on debentures	12,593	-	-	-	-
Investor relations – publications	369,523	20,788	1,750	46,373	2,185
Investor relations – consulting	629,923	3,287	85,588	35,724	174,851
Office, rent and telephone (Note 5)	192,155	9,257	7,645	19,992	11,591
Professional fees	416,683	10,777	12,769	23,587	29,903
Stock-based compensation	499,658	23,845	-	62,508	1,455
Transfer agent and regulatory fees	110,610	805	1,455	1,834	-
Travel	44,476	5,070	-	17,335	4,458
Less: interest and other income	(16,788)	-	-	-	-
accounts payable written-off	(15,818)	-	-	-	-
	2,775,285	111,723	131,993	348,167	338,067
Research and Development Expenses
Intellectual property (Note 3)	578,509	-	-	-	-
Amortization	129,019	1,285	1,222	3,778	3,561
Market development	93,146	-	-	-	364
Professional fees	73,904	-	-	-	-
Project management fees	348,500	13,500	15,000	38,500	22,500
Project overhead	216,446	4,858	-	4,858	-
Prototype design and construction
contracts, net of recoveries	1,355,896	-	-	-	-
Royalties	93,000	-	-	-	-
Technical prototype design consulting (Note 5)	616,652	11,503	52,500	23,474	60,000
Technical reports	29,050	-	4,686	-	4,686
Technical salaries	169,467	-	-	-	-
Travel	178,661	726	6,408	1,128	9,307
Less: accounts payable written off	(99,067)	-	-	-	-
	3,783,183	31,872	79,816	71,738	100,418
Net Loss	(6,558,468)	(143,595)	(211,809)	(419,905)	(438,485)
Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.02)	(0.02)
Weighted Average Shares Outstanding		22,929,000	19,127,000	22,560,000	18,358,000

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine Months Ended
	January 31,
	2005	2004
	$	$

Cash Flows to Operating Activities
Net loss	(419,905)	(438,485)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	3,778	3,561
Donated services	112,500	172,500
Amortization of deferred compensation and other stock-based
compensation	78,508	122,809
Changes in operating assets and liabilities
Prepaid expenses	-	(80,208)
Accounts payable and accrued liabilities	1,954	(5,698)
Net Cash Used by Operating Activities	(223,165)	(225,521)
Cash Flows from Financing Activities
Shares issued	318,824	106,000
Increase (decrease) in due to related parties	(78,460)	125,972
Net Cash Provided by Financing Activities	240,364	231,972
Cash Flows to Investing Activities
Patent protection costs	(11,065)	(6,238)
Net Cash Used by Investing Activities	(11,065)	(6,238)
Increase in Cash and Cash Equivalents	6,134	213
Cash and Cash Equivalents - Beginning of Period	(3,133)	87
Cash and Cash Equivalents - End of Period	3,001	300

Non-cash Investing and Financing Activities
Stock-based compensation	72,274	122,809
Stock issued to settle debt	-	166,000

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of the financial statements)

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $140,667. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder, Rand. Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $1,600,000 as at March 21, 2005, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

2.	Summary of Significant Accounting Policies

	(a)	Fiscal year

The Company’s fiscal year end is April 30.

	(b)	Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars.

	(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

	(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

The Company will recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. This policy is prospective in nature, as the Company has not yet generated any revenue since inception.

	(j)	Research and Development

The Company is in the development stage and all costs relating to research and development are charged to operations as incurred.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2005 and 2004, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

The pro forma information is as follows:

	Nine Months Ended
	January 31,	January 31,
	2005	2004
	$	$
	(unaudited)	(unaudited)

Net loss — as reported	(419,905)	(438,485)
Add: Stock-based compensation expense included in net
loss — as reported	78,508	122,809
Deduct: Stock-based compensation expense determined
under fair value method	(79,366)	(127,551)
Net loss — pro forma	(420,763)	(443,227)

Net loss per share – basic and diluted — as reported	(0.02)	(0.02)
Net loss per share – basic and diluted — pro forma	(0.02)	(0.02)

The assumptions used are as follows:

Expected dividend yield	0%
Risk-free interest rate	3.02%
Expected volatility	185%
Expected option life (in years)	1.6

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(o)	Recent Accounting Pronouncements (continued)

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

3.	Intangible Assets

			January 31,	April 30,
			2005	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Patents - RC/DC Engine	109,066	36,914	72,152	64,865

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
(unaudited)

4.	Common Stock

	(a)	Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan the Company has granted stock options to certain directors and employees.

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise
	shares	price
		$

Outstanding, April 30, 2003 (audited)	1,850,000	0.20
Granted	350,000	0.27
Exercised	(100,000)	0.20
Cancelled	(200,000)	0.20
Outstanding, April 30, 2004 (audited)	1,900,000	0.50
Granted	246,500	0.50
Exercised	(121,250)	0.20
Expired	(400,000)	0.20
Outstanding, January 31, 2005 (unaudited)	1,625,250	0.26

Exercisable at end of period	1,426,125	0.26

Additional information regarding options outstanding as at January 31, 2005 is as follows:

	Outstanding			Exercisable
Weighted
		average	Weighted		Weighted
		remaining	average		average
Exercise	Number of	contractual	exercise price	Number of	exercise price
Price	shares	life (years)		shares
$			$		$

0.20 – 0.75	1,625,250	2.2	0.26	1,426,125	0.26

The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model under the Black-Scholes option-pricing model the weighted average fair value of stock options granted during the year was $0.38.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

4.	Common Stock (Continued)

	(b)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average
		exercise
	Number of	price
	shares	$

Balance, April 30, 2003 (audited)	-	-
Issued	973,120	0.21
Exercised	(550,000)	0.16
Expired	(250,000)	0.30
Balance, April 30, 2004 (audited)	173,120	0.20
Issued	516,400	0.35
Exercised	(173,120)	0.20
Outstanding, January 31, 2005 (unaudited)	516,400	0.35

At January 31, 2005, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

516,400	$0.35	December 24, 2005

(c)	Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

(d)	Non-cash Consideration

Shares issued for non-cash consideration were valued based on the fair market value of the services provided. During the period, the Company issued a total of 150,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $24,000 for services rendered. The Company charged $16,000 to operations for the pro-rata portion of services performed during the period.

(e)	Private Placement

During the nine months ended January 31, 2005, the Company closed a private placement offering for subscriptions of up to 4,000,000 units of the Company at a purchase price of $0.25 per unit. Each unit consists of one common share of the Company and one-half non-transferable share purchase warrant. Each two one-half warrants may be exercised within one year of the date of issuance to the purchaser at a price of $0.35. On December 24, 2004, the Company issued 1,032,800 units for total cash proceeds of $258,200.

REGI U.S. Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions/Balances

(a)
Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office.

(b)
During the nine months ended January 31, 2005, the value of consulting services of $67,500 (2004 - $67,500) was contributed by the President, CEO and director of the Company and charged to operations and treated as donated capital.

(c)
During the nine months ended January 31, 2005, the value of consulting services of $22,500 (2004 - $22,500) was contributed by the Vice President and director of the Company and charged to operations and treated as donated capital.

(d)
During the nine months ended January 31, 2005, the value of consulting services of $22,500 (2004 - $22,500) was contributed by the CFO, COO and director of the Company and charged to operations and treated as donated capital.

	(e)	During the nine months ended January 31, 2005, the value of technical consulting services of $Nil (2004 - $60,000) was charged to research and development and treated as donated capital.

	(f)	During the nine months ended January 31, 2005, rent of $3,214 (2004 - $993) was paid to a company having common officers and directors.

	(g)	During the nine months ended January 31, 2005, project management fees of $22,500 (2003 - $Nil) were paid to a company having common officers and directors.

6.	Commitment

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $140,667. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder, Rand. Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $1,600,000 as at March 22, 2005, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

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

Progress Report from November 1, 2004 to March 21, 2005

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

On November 3, 2004 we announced that the Canadian Patent was issued for the Rand CamTM Rotary Engine effective October 5, 2004. The term of the patent is twenty years from the date of the filing on December 11, 1992.

On November 29, 2004, we announced that a world wide license agreement, excluding the rights for the United States of America that are held by REGI U.S. for the Rand CamTM technology has been successfully completed with Rand Energy Group Inc. Reg Technologies, Inc., our parent company, has agreed to pay a 5% net profit interest and make annual payments of $50,000. Reg Technologies, Inc. will be responsible for 50% of the costs for development and production of the Rand CamTM technology.

The world wide patents cover Canada and several countries in Europe, namely, Germany, France, Great Britain, and Italy. Reg Technologies, Inc., together with REGI U.S., Inc., is in the process of testing a Rand CamTM diesel engine for a generator application for hybrid electric cars. Additionally, our licensee for the 42 H.P. production model diesel Rand CamTM is currently completing the engine for unmanned aerial applications for the U.S. military.

Results of operations for the nine months ended January 31, 2005 (“2005”) compared to the nine months ended January 31, 2004 (“2004”)

There were no revenues from product licensing during the periods.

The net loss in 2005 decreased by $18,000 to $420,000 compared to $438,000 in 2004. Administrative expenses increased by $10,000 to $348,000 from $338,000 in 2004. Research and development expenses decreased by $28,000 to $72,000 compared to $39,866 in 2004. The decrease was mostly due to no services donated by a research and development consultant (former officer of the Company) this year.

Liquidity

During the nine months ended January 31, 2005, we financed our operations mainly through funds raised for a private placement offering and the exercise of stock options and warrants. The amounts owing to related parties decreased by $79,000 to $58,000 from $137,000. These amounts are non-interest bearing, unsecured and repayable on demand. The related parties have indicated that they will advance further funds if needed.

As at January 31, 2005, we had a working capital deficit of $140,667. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a shareholder (Rand). Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $1,600,000 as at March 21, 2005, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

Dated: March 22, 2005		REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)