Form 10KSB
period 2005-04-30
REGI U S INC
filed 2005-08-15
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 25, 2005, computed by reference to the price at which the stock was sold on that date: $11,157,893.

The number of shares outstanding of the registrant's Common Stock, no par value, as of July 25, 2005 was 23,764,475.

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

We are currently testing prototypes for several applications. Our strategy is to develop engines and compressors for low to medium horsepower applications, then apply the Technology to larger applications. We have licensed the Technology for several projects. The licensee’s have agreed to fund their projects for research and development of the specific applications. To date, we have completed a license agreement with Radian MILPARTS for greater than 10 H.P. for military applications. License agreements to Rotary Power have been terminated due to non payment. The Advanced Ceramics agreement has also terminated due to the fact that Phase II funding was not approved and received pursuant to our agreement.

PRODUCTS AND PROJECTS

Rand Cam Technology

Rand Cam Cold Turbine Engine

On May 7, 2003 we announced that Rotary Power International has been granted a license agreement for the power generator applications. On June 9, 2003 we announced that the license had been extended to December 31, 2003. The agreement has now lapsed due to non payment of the $100,000.

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

In May 2004 the Company completed an amended Rand CamTM UAV engine license agreement with Radian, Inc. Radian, Inc. agrees to furnish REGI U.S., Inc. with a second generation, application specific Rand CamTM 42 H.P. diesel engine at the conclusion of their Phase II study program. The Radian, Inc. UAV product development program commenced early in 2004. The Phase I/ Study Rand CamTM 42 H.P. diesel engine demonstrated that the engine generates sufficient pressure and temperature to proceed with the second generation diesel engine.

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

Compressor

We contracted Coltec, Inc., a Columbus, Indiana engineering firm, to fabricate the Rand Cam (TM) air conditioning compressor for buses. The testing is to be conducted by Trans/Air Manufacturing Corporation, one of the largest manufacturers of air conditioning units for buses, which has agreed to jointly develop and manufacture the working model compressor. The prototype compressor was delivered to Trans/Air in January 2001.

A special 3.2 SCFM air compressor has been designed and built for a large fuel cell customer. The customer has reviewed the design and his comments including type of drive motor, inlet and outlet piping arrangements and mounting considerations were incorporated and final drawings were prepared.

In January, 2004, testing for the air conditioning compressor for buses application had commenced by Trans Air Manufacturing. The new manifold has been installed on the working prototype compressor and pressure testing has commenced. Trans Air Manufacturing will first perform bench testing to baseline speed, performance, and power consumption data before designing to install on a vehicle for “real world” testing.

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

In August 2004, we completed compressor tests which displayed encouraging results of up to 25 P.S.I. with only 800 R.P.M. The testing for the compressor was completed on behalf of Trans Air Manufacturing for air-conditioning in bus applications, and exceeded our expectations. We are currently negotiating a license agreement for compressor applications, to be announced when the terms and conditions are finalized.

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

Ceramic Rand CamTM Engine

In July 2003, the RadMax TM Engine was announced at the AUVSI Conference Association for Unmanned Vehicle Systems. (AUV) by our licensee Radian MILPARTS. The announcement stated that plans are in place to start calibration testing at the Naval Air Systems Command (NAVAIR) Patuxent River, MD late in the summer. Procedures are written and in place to determine and document the RadMax TM Engines horsepower, its vibration and noise metrics, and so forth. Following completion of the testing, to be conducted by engineers, first production units will generally be available by the fall, followed by a full production run next year.

The announcement further stated that the RadMax TM Engine, a heavy fuel engine that is comprised of only 13 moving parts, is completely balanced and on all speeds, loads and orientation angles. Without piston valves, a crankshaft or camshaft it is inherently quiet at 60 dB at 1,500 feet.

We have entered into an agreement with Radian which grants an exclusive license for the manufacture of the Rand Cam Diesel Engines within the United States, for applications in Unmanned Autonomous Vehicles (UAV'S) over 10 horsepower, including non-exclusive rights to the worldwide sales for this application.

In February, 2004 we announced that a REGI licencee for unmanned vehicle system engines had completed testing of the prototype 42 H.P. engine. Tests occurred at Adiabatics in Columbus, IN and at the U.S. Navy's test facility at Patuxent River, MD. The initial test results demonstrated that the first generation prototype engine generated pressure and temperature. The licencee has started design of a second generation prototype. The documentation and one of the completed 42 H.P. Rand Cam(tm) engines have been delivered to REGI U.S., Inc. as part of the license agreement.

Rand CamTM Generator and Fuel Cell Technology

In September 2004 testing had commenced for the Rand CamTM generator application for hybrid electric cars, portable generator application, and for back up power for family homes. Brian Cherry, our Vice President of the Rand CamTM engine projects and co-inventor of the Rand CamTM technology, is overseeing the development and testing in conjunction with two rotary engine mechanics with over 10 years experience with the Mazda rotary engine.

In April, 2005 we completed several successful, continuous combustion tests for the Rand CamTM engine using gasoline fuel. The series of tests took place at SNK’s facilities, in Richmond, BC, on April 14, 2005, with starter speed of up to 490 RPM, utilizing a unique vane design that does not require vane tip seals. Eliminating the need for vane tip seals will reduce the manufacturing and maintenance costs significantly, therefore, resulting in a breakthrough with the technology. The Rand CamTM engine design will be further tested for generator and hybrid car applications.

On June 29, 2005, REGI U.S., Inc. we entered into an exclusive distributor agreement relating to fuel cell technology (the “Technology”) with Anuvu Incorporated (“Anuvu”). Our affiliate, Reg Technologies, Inc., agrees to pay $200,000.00 as payment in full for the exclusive Canadian Distributorship for the Technology. We have an option to pay $300,000 for the exclusive European rights for the Technology, of which $150,000.00 is to be paid within 90 days from the date of the Agreement and the final payment of $150,000.00 is to be paid on or before November 30, 2005

We agree to issue 200,000 treasury shares of REGI U.S., Inc. to Anuvu upon confirmation of acceptance of the European fuel cell technology patents. Anuvu will submit a patent application for Canada and Europe based on the current fuel cell technology claims set forth in claims of the U.S. Patents Pending held by Anuvu before the deadline date by the Patent Office. Patents will be owned by Anuvu and used exclusively in Europe by REGI during the term of the Agreement. REGI agrees to pay for the patent application costs and associated legal fees for Europe.

Reg Technologies, Inc. and REGI agree to pay a 5% royalty of the adjusted gross sales relating to the Technology.

REGI and Reg Technologies, Inc. will receive up to 1,000,000 warrants of Anuvu, based on 2 warrants issued for every $1.00 paid for the Distribution rights. The warrants enable REGI and Reg Technologies, Inc. the right to purchase up to 1,000,000 shares of Anuvu for a total of $10,000 for a period of one year.

Anuvu agrees as follows:

•	to give REGI a right of first refusal to purchase Anuvu shares, in the event additional shares are to be issued or purchased, for a period of six months;
•	to build a working fuel cell model prototype for a vehicle for demonstration purposes in Canada and Europe on behalf of Reg Technologies, Inc. and REGI
•	to work on the Rand CamTM projects as required by Reg Technologies, Inc. and REGI, under a contract basis;
•
to grant to REGI and Reg Technologies a right of first refusal to exclusively use, manufacture, develop, sell, market and distribute products based on new patents and  applications for patents, improvements, technology, products, devices, know-how,  inventions, ideas, methods, processes and concepts, which are owned or developed by Anuvu  and are not included in the Distributorship Patents in consideration for 100,000 treasury  shares of REGI.

We believe the companies have a common objective of developing a clean burning new source of power for vehicles, which are currently using gasoline driven piston engines. We are in the final phase of developing a light weight rotary engine that will run on any fuel, including cleaner burning fuels, such as hydrogen, propane and natural gas.

Anuvu Fuel Cell Advantages:

•	Anuvu recently commenced building 1,100 fuel cell engines for an automotive customer.
•	The Anuvu fuel cell is Integration-Ready, complete fuel cell systems have been integrated into on-road vehicles, boats, off-road vehicles and extensively used in driving simulators.
•	Anuvu fuel cells exceed goals for DOE weight and volume for mobile applications
•	Improved stack efficiency and life by liquid cooling each cell for uniform temperature control.
•	Improved water management technology which allows operation over a broad range of gas and humidity conditions, greatly reducing the complexity and cost of gas humidification subsystems
•	Smaller, lighter, more robust and vibration tolerant
•	Carbon-based to reduce catalyst poisoning, increasing cell life
•	Lower cost with no precious metals, except a trace amount of platinum
•	Designed for high volume manufacturing and consistency of performance

Corporate

In April 2004 the Company received an additional listing on the Berlin Bremen Stock Exchange (www.berlinerboerse.de) under the symbol RGJ, German Cusip Number S7589431045/786692. The Company retains the OTC Bulletin Board listing Symbol: RGUS.OB.

REGI U.S., Inc.’s market maker is Berliner Freiverkehr (Aktien) AG, which is one of the largest German brokerage firms and acts as market maker for the Unofficial Regulated Markets in Berlin and Frankfurt. The main advantage for REGI U.S., Inc. to trade on the Berlin Bremen Stock Exchange, is that the German investors, including small ones, can buy REGI U.S., Inc. shares in their domestic currency, thus making transactions easier and less expensive.

In June 2004 Brian Cherry was appointed Vice President of the Rand CamTM engine technology projects. Brian Cherry is the inventor of the Direct Charge Rand CamTM engine patented in 1996 by REGI U.S., Inc. and is currently the project manager in charge of developing a Rand CamTM electric generator for hybrid electric automobiles, and for residential uses in family homes. Mr. Cherry will also be overseeing and preparing the current submission of a new patent application on the Rand CamTM technology. The generator can run on any fuel including hydrogen and natural gas. The tests are to commence within 30 days utilizing an alternator as the electric output, and the Rand CamTM engine as the power source. REGI U.S., Inc. has signed an agreement with Brian Cherry to develop the generator application and other applications for a period of two years in consideration for 150,000 treasury shares of REGI U.S., Inc.

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

GENERATOR AND FUEL CELL - We entered into an exclusive distributor agreement with Anuvu Incorporated to build a working fuel cell model prototype for a vehicle for demonstration purposes in Canada and Europe on behalf of Reg Technologies, Inc. and REGI, to work on the Rand CamTM projects as required by Reg Technologies, Inc. and REGI, under a contract basis and to grant to REGI and Reg Technologies a right of first refusal to exclusively use, manufacture, develop, sell, market and distribute products developed.

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

Except for the Wankel rotary engine built by Mazda of Japan, no competitor, that we are aware of, presently produces in a commercial quantity any rotary engine similar to the engines we are developing. The Wankel rotary engine is similar only in that it is a rotary engine rather than a reciprocating piston engine. Without substantially greater financial resources than is currently available to us, however, it is very possible that it may not be able to adequately compete in the engine business. One competitor, Rotary Power International, is presently producing the first production SCORE rotary (Wankel type) engines. Our RC\DC Engine is calculated to be, smaller, quieter, costs less to produce and maintain.

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

Two additional patents have been issued for improvements to the engine including: U.S. Patents 5,509,793 “Rotary Device with Slidable Vane Supports) issued April 24, 1996 and 5,551,853 “Axial Vane Rotary Device and Sealing System Therefor) issued September 3, 1996. The Company has submitted additional Rand CamTM improvements for a patent in the month of July.

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

Developmental Stage Company. We were incorporated on July 27, 1992. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $211,623. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

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

History of Losses. We have a history of operating losses, and an accumulated deficit, as of April 30, 2005, of $6,723,452. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Control by Current Insiders. 17,165,989 common shares, not including currently exercisable options or warrants, are owned by current insiders representing control of approximately 72% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

During the last two fiscal years, we have incurred a total of $178,394 in research and development expenses. During the last year, the majority of the costs were paid directly toward the building of the 42 horsepower prototypes by Radian Milparts and by Advanced Ceramics for the 10 horsepower ceramic engine for unmanned aerial applied uses.

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

We currently have two contractors directly involved in technical development work on the RC/DC Engine. We expect to hire additional employees for those positions which we deem necessary to fill, as needs arise. Most additional employees are expected to be in technical and licensing/marketing positions.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2005, through the solicitation of proxies or otherwise.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "RGUS.OB" where it has been traded since September 21, 1994. The Common Stock has traded between $0.035 and $6.75 per share since that date.

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

	Bid Price		Asked Price
	High$	Low $	High $	Low $
Quarter Ended April 30, 2003	.09	.04	.11	.05
Quarter Ended July 31, 2003	.23	.045	.27	.06
Quarter Ended October 31, 2003	.43	.12	.46	.18
Quarter Ended January 31, 2004	.45	.25	.47	.25
Quarter Ended April 30, 2004	.32	.19	.37	.20
Quarter Ended July 31, 2004	.27	.15	.29	.16
Quarter Ended October 31, 2004	.4	.24	.425	.285
Quarter Ended January 31, 2005	2.21	.33	2.28	.34
Quarter Ended April 30, 2005	1.07	.369	1.1	.04

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of July 25, 2005, there were 23,764,475 shares of Common Stock outstanding, held by 253 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. See Note 4 to our audited financial statements for the fiscal year ended April 30, 2005 for more information on recent sales of unregistered securities.

On December 24, 2004, the Company closed a private placement offering for subscriptions of 1,032,800 units of the Company at a purchase price of $0.25 per unit for total cash proceeds of $258,200. Each unit consisted of one common share of the Company and one-half non-transferable share purchase warrant. Each two one-half warrants may be exercised within one year of the date of issuance to the purchaser at a price of $0.35. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act.

ITEM 6:      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the "RC/DC Engine").

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totaling $6,723,452 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2005, our working capital deficit is $211,623. Our only assets are prepaid expenses, totaling $17,214. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

During the year, we raised $258,200 pursuant to a private placement of 1,032,800 units issued at $0.25 per unit. Each unit contains one share and one-half warrant. Each two one-half warrants may be exercised within one year of date of issuance to acquire one additional share at $0.35 per share. During the year, we also raised $29,750 from the exercise of 133,750 stock options, and $34,624 from the exercise of 173,120 share purchase warrants. During the fiscal year ended April 30, 2004, we raised $20,000 from the exercise of 100,000 stock options, and $86,000 from the exercise of 550,000 share purchase warrants. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. We may also raise additional funds through the exercise of warrants and stock options.

Results of operations for the year ended April 30, 2005 ("2005") compared to the year ended April 30, 2004 ("2004")

There were no revenues from product licensing during 2004 and 2003.

The net loss in 2005 decreased by $25,024 to $584,889 compared to $609,913 in 2004. The decrease was due to a decrease of $70,814 in general and administrative expenses and a decrease in research and development expenses of $33,468. The decrease in administrative expenses was mainly due to a decrease in stock-based compensation of $91,222 from $142,354 in 2004 to $51,132 in 2005. The decrease of $33,468 in research and development was mainly attributed to the increase in prototype design and construction contracts of $29,862 offset by a decrease in technical prototype design consulting fees of $60,000. The majority of prototype construction and testing costs continues to be borne by potential licensees and manufacturers. See above progress reports for research and development activity conducted during the year.

LIQUIDITY AND CAPITAL RESOURCES

During 2005, we financed our operations mainly through proceeds of $64,374 from the exercise of stock options and share purchase warrants, as well as proceeds of $258,200 from the completion of a private placement offering.

We received funding in 2004 from our affiliated companies (common officers and directors) and our 18% shareholder, Rand Energy Group, Inc. (“Rand”) and Reg Technologies Inc., the controlling shareholder of Rand Energy Group, Inc. The total amount owing to related parties is $137,650 or 60% of total current liabilities as at April 30, 2005. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

As at April 30, 2005, we had a working capital deficit of $211,623. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a major shareholder (Rand). Rand owns 4,079,036 shares and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

ITEM 7.      FINANCIAL STATEMENTS

Our financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8.      CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEEDURES.

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

(b) Changes in internal controls.

Subsequent to the date of their evaluation, there were no corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could affect these controls subsequent to the date of the evaluation.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position

John G. Robertson	64	Director, Chairman of the Board of Directors, President and Chief Executive Officer
Jennifer Lorette	33	Director, Vice-President
James Vandeberg	61	Director and Chief Operating Officer and Chief Financial Officer
Brian Cherry*	65	Vice President, Rand CamTM Engine Technology Projects
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

Jennifer Lorette - Vice President

Ms. Lorette became a member of the board of directors in January 2001. She has been our Vice President since June 1994, and was also previously Chief Financial Officer. Since 2001 she has also been a director for Reg Technologies, Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since February 1995 Ms. Lorette has been Secretary and a director of IAS Communications Inc., an Oregon corporation traded on the OTC bulletin board. Since June 1997 Ms. Lorette has been Executive Vice President and a Director of Information-Highway.com, Inc., a Florida corporation traded which is currently inactive, and its predecessor. Since November 2000 Ms. Lorette has also been a director of Linux Gold Corp. Since February 2001 Ms. Lorette has been a director of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, diamond, and oil and gas exploration.

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

Brian Cherry - Vice President, Rand CamTM Engine Technology Projects

Mr. Cherry was Vice President and a Director of the Company since its inception in July 1992, until January 2001 when he left the Company to pursue personal interests. Mr. Cherry was appointed Vice President, Rand CamTM Engine Technology Projects in June 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, other than Messrs. Vandeberg and Cherry who furnished us with no forms during the year, none of our officers, directors or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.     EXECUTIVE COMPENSATION

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson received no compensation from us in fiscal year 2005.

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under- lying Options/ SARs (#)	LTIP (2) Payout ($)	All Other Compensation ($)
John G. Robertson, President and CEO	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	30,000 36,000(3) Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
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

The following table sets forth certain information with respect to options exercised during the fiscal year ended April 30, 2005 by our Chief Executive Officer, and with respect to unexercised options held by our Chief Executive Officer at the end of fiscal 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value realized ($)	Number of Unexercised Options at Years End Exercisable / Unexercisable	Value of Unexercised Options at Year End (1) Exercisable / Unexercisable
John G. Robertson	-0-	-0-	570,000 / 0	$131,100 / -0-

(1) The calculation of the value of unexercised options is based on the difference between the last sale price of $0.43 per share for our Common Stock on April 29, 2005 and the exercise price of each option (then $0.20), multiplied by the number of shares covered by the option.

We do not have any Long Term Incentive Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 25, 2005, our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Class A Shares Owned	Percentage of
		Class A Shares
		Owned
John G. Robertson, Chairman of the Board of	7,085,736	29.9%
Directors, President and Director (1) (2) (3) (4)

James McCann (5)	3,700,976	15.6%

Rand Energy Group Inc. (6)	3,700,976	15.6%

Jennifer Lorette, Vice President and Director (7)	200,500	*

James Vandeberg, Chief Operating Officer and Director (8)	76,000	*

Brian Cherry, Vice President of the Rand CamTM Engine Technology Projects	150,000	*

ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR	7,362,236	31.04%
INDIVIDUALS) (9)

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

*Less than one percent of the issued and outstanding on July 25, 2005, which was 23,764,475

(1) These individuals may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 3,700,976 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 570,000 options that are currently exercisable. Mr. Robertson's address is the same as the Company's.

(3) Includes 2,747,860 common shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, and 600,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as our address.

(4) Rainbow Network is a private Turks and Caicos Island company. Mr. Robertson is the President and director of Rainbow Network. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Rainbow Network. Mr. Robertson's address is the same as our address.

(5) Includes 3,700,976 shares registered in the name of Rand Energy Group Inc. See Note (6) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(6) Rand Energy Group Inc. is owned 51% by Reg Technologies Inc. and 49% by Rand Cam Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Technologies Inc. and Rand Cam Engine Corp. could be considered the beneficial owner of the 3,700,976 shares registered in the name of Rand Energy Group Inc.

Reg Technologies Inc. is a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the Rand Cam Engine since 1986. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 3,700,976 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

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

(7) Includes 162,500 options that are currently exercisable. Ms. Lorette's address is the same as the Company's.

(8) Includes 75,000 options that are currently exercisable. Mr. Vandeberg's address is 601 Union Street, Suite 4500, Seattle, WA 98101.

(9) Includes 3,700,976 shares registered in the name of Rand Energy Group Inc. whose beneficial ownership is attributed to Mr. Robertson as set forth in Note (2) above. See Note (5) above for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 570,000 options that are currently exercisable.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the August 1992 Agreement we issued 5,700,000 shares of our Common Stock at a deemed value of $0.01 per share to Rand Energy Group Inc., a privately held British Columbia corporation ("RAND") in exchange for certain valuable rights, technology, information, and other tangible and intangible assets relating to the United States rights to the Original Engine. RAND is owned 51% by Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange ("Reg Tech"), and 49% by Rand Cam Engine Corp. Reg Tech's President is also our President and its Vice President is also Vice President of the Company.

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

We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("RAND"), which, in turn, is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech") and 49% by Rand Cam Engine Corp. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977, Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Rand Cam Engine Corp. is a privately held company whose stock is reportedly majority owned and controlled by James McCann and the balance by several other shareholders.

ITEM 13.     EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc	(2)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between	(3)
	Regi U.S., Inc. and Patrick Badgley
10.2	Special Service Proposal, dated December 21, 1999, between Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
23.1	Consent of Independent Auditors	(7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated herein.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, Manning Elliott:

	2005	2004
Type of Services Rendered	Fiscal Year	Fiscal Year

(a) Audit Fees	$10,900	$10,400
(b) Audit-Related Fees	$Nil	$Nil
(c) Tax Fees	$Nil	$Nil
(d) All Other Fees	$Nil	$Nil

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc	(2)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between	(3)
	Regi U.S., Inc. and Patrick Badgley
10.2	Special Service Proposal, dated December 21, 1999, between Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
23.1	Consent of Independent Auditors	(7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated herein.

REGI U.S., Inc.
(A Development Stage Company)

April 30, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of REGI U.S., Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of REGI U.S., Inc. as of April 30, 2005 and 2004 and the related statements of operations, cash flows and stockholders’ deficit for the period from July 27, 1992 (Inception) to April 30, 2005 and the years ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REGI U.S., Inc., as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the period from July 27, 1992 (Inception) to April 30, 2005 and the years ended April 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficit, has not generated any revenues and has accumulated operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 9, 2005

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	April 30,	April 30,
	2005	2004
	$	$

ASSETS

Current Assets

Prepaid expenses	17,214	–

Total Current Assets	17,214	–

Intangible Assets (Note 3)	–	64,865

Total Assets	17,214	64,865

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	3,514	3,133
Accounts payable	78,077	77,950
Accrued liabilities	9,596	8,300
Due to related parties (Note 5(a))	137,650	136,923

Total Liabilities	228,837	226,306

Commitments (Note 6)
Subsequent Events (Note 8)

Stockholders’ Deficit

Common Stock (Note 4):
50,000,000 shares authorized without par value; 23,720,725 and 22,231,055
shares issued and outstanding, respectively	5,838,841	5,492,267

Additional Paid-in Capital	138,488	115,184

Donated Capital (Note 5)	547,500	397,500

Deferred Compensation	(13,000)	(27,829)

Deficit Accumulated During the Development Stage	(6,723,452)	(6,138,563)

Total Stockholders’ Deficit	(211,623)	(161,441)

Total Liabilities and Stockholders’ Deficit	17,214	64,865

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated From
	July 27,1992
	(Date of Inception)	For the Year Ended
	to April 30,	April 30,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

Amortization	130,533	5,292	4,787
General and administrative [1] (Note 5)	2,877,247	434,311	505,125
Impairment loss on intangible assets (Note 3(d))	72,823	72,823	–
Research and development [1] (Note 5)	3,757,734	72,463	105,931

Operating Loss	6,838,337	584,889	615,846

Other Income

Accounts payable written-off	114,885	–	5,933

Net Loss	6,723,452	584,889	609,913

Net Loss Per Share – Basic and Diluted		(0.03)	(0.03)

Weighted Average Shares Outstanding		22,836,000	19,346,000

[1] Stock-based compensation is included in:
General and administrative	488,283	51,132	142,354
Research and development	11,000	11,000	–

	499,283	62,132	142,354

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	From
	July 27, 1992
	(Date of Inception)	For the Year Ended
	to April 30,	April 30,
	2005	2005	2004
	$	$	$

Cash Flows to Operating Activities

Net loss for the period	(6,723,452)	(584,889)	(609,913)

Adjustments to reconcile net loss to net cash used in operating activities

Accounts payable written-off	(102,688)	–	(5,933)
Amortization	130,532	5,292	4,787
Amortization of deferred compensation and other stock-based
compensation	499,283	62,132	142,354
Donated services	547,500	150,000	210,000
Impairment loss on intangible assets	72,823	72,823	–
Intellectual property written-off	578,509	–	–

Changes in operating assets and liabilities

Amounts receivable	(3,000)	–	–
Prepaid expenses	(17,214)	(17,214)	–
Accounts payable and accrued liabilities	198,518	1,423	(2,255)

Net Cash Used in Operating Activities	(4,819,189)	(310,433)	(260,960)

Cash Flows from Investing Activities

Patent protection costs	(38,197)	(13,250)	(6,445)
Purchase of property and equipment	(198,419)	–	–

Net Cash Used by Investing Activities	(236,616)	(13,250)	(6,445)

Cash Flows from Financing Activities

Increase in bank indebtedness	3,514	381	3,133
Increase in due to related parties	425,497	728	158,185
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	4,621,794	322,574	106,000

Net Cash Provided by Financing Activities	5,055,805	323,683	267,318

Increase (Decrease) In Cash and Cash Equivalents	–	–	(87)

Cash and Cash Equivalents - Beginning of Period	–	–	87

Cash and Cash Equivalents - End of Period	–	–	–

Non-cash Investing and Financing Activities

Stock-based compensation	512,283	47,303	170,184
Shares issued to settle debt	496,000	–	166,000
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From July 27, 1992 (Date of inception) to April 30, 2005
(expressed in U.S. dollars)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
	Common Stock		Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficit)
	#	$	$	$	$	$	$	$

Balance – July 27, 1992 (Date of inception)	–	–	–	–	–	–	–	–

Stock issued for intellectual
property at $0.001 per share	5,700,000	57,000	–	–	–	–	–	57,000

Stock issued for cash	300,000	3,000	–	–	–	–	–	3,000

Net loss	–	–	–	–	–	–	(23,492)	(23,492)

Balance – April 30, 1993	6,000,000	60,000	–	–		–	(23,492)	36,508

Stock issued for cash pursuant to a
public offering	500,000	500,000	–	–	–	–	–	500,000

Net loss	–	–	–	–	–	–	(394,263)	(394,263)

Balance – April 30, 1994	6,500,000	560,000	–	–		–	(417,755)	142,245

Stock issued for cash pursuant to:

Options exercised	10,000	1,000	–	–	–	–	–	1,000
Private placement	250,000	562,500	–	–	–	–	–	562,500
Warrants exercised	170,200	213,000	–	–	–	–	–	213,000

Net loss	–	–	–	–	–	–	(1,225,743)	(1,225,743

Balance – April 30, 1995	6,930,200	1,336,500	–	–	–	–	(1,643,498)	(306,998)

Stock issued for cash pursuant to:

Options exercised	232,500	75,800	–	–	–	–	–	75,800
Warrants exercised	132,200	198,300	–	–		–	–	198,300
A private offering	341,000	682,000	–	–	–	–	–	682,000

Net loss	–	–	–	–	–	–	(796,905)	(796,905)

Balance – April 30,1996	7,635,900	2,292,600	–	–	–	–	(2,440,403)	(147,803)

Stock issued for cash pursuant to:

Options exercised	137,000	13,700	–	–	–	–	–	13,700
Warrants exercised	185,400	278,100	–	–	–	–	–	278,100
Private placements	165,000	257,500	–	–	–	–	–	257,500

Net loss	–	–	–	–	–	–	(510,184)	(510,184)

Balance – April 30, 1997	8,123,300	2,841,900	–	–	–	–	(2,950,587)	(108,687)

Stock issued for cash pursuant to:

Options exercised	50,000	5,000	–	–	–	–	–	5,000
A units offering	500,000	500,000	–	–	–	–	–	500,000

Stock issued for acquisition of AVFS rights	400,000	288,251	–	–	–	–	–	288,251

Stock issued for financial consulting services	125,000	170,250	–	–	–	–	–	170,250

Stock issued to settle an accrued liability	50,000	25,000	–	–	–	–	–	25,000

Net loss	–	–	–	–	–	–	(580,901)	(580,901)

Balance – April 30, 1998	9,248,300	3,830,401	–	–	–	–	(3,531,488)	298,913

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From July 27, 1992 (Date of inception) to April 30, 2005
(expressed in U.S. dollars)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
	Common Stock		Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficit)
	#	$	$	$	$	$	$	$

Balance – April 30, 1998	9,248,300	3,830,401	–	–	–	–	(3,531,488)	298,913

Stock issued for financial
consulting services	100,000	71,046	–	–	–	–	–	71,046

Net loss	–	–	–	–	–	–	(397,924)	(397,924)

Balance – April 30, 1999	9,348,300	3,901,447	–	–	–	–	(3,929,412)	(27,965)

Stock issued for cash pursuant to a
private placement	852,101	639,075	–	–	–	–	–	639,075

Less cash commission paid	–	(47,607)	–	–	–	–	–	(47,607)

Warrants exercised	17,334	17,334	–	–	–	–	–	17,334

Stock-based compensation	–	–	15,417	–	–	–	–	15,417

Net loss	–	–	–	–	–	–	(413,495)	(413,495)

Balance – April 30, 2000	10,217,735	4,510,249	15,417	–	–	–	(4,342,907)	182,759

Stock issued for cash pursuant to
warrants exercised	4,000	2,000	–	–	–	–	–	2,000

Stock-based compensation	–	–	18,500	–	–	–	–	18,500

Stock to be issued	–	–	–	72,000	–	–	–	(72,000)

Net loss	–	–	–	–	–	–	(808,681)	(808,681)

Balance – April 30, 2001	10,221,735	4,512,249	33,917	72,000	–	–	(5,151,588)	(533,422)

Stock issued for cash pursuant to a
private placement	1,066,200	266,550	–	(72,000)	–	–	–	194,550

Amount receivable	–	(3,000)	–	–	–	–	–	(3,000)

Stock-based compensation	–	–	3,083	–	–	–	–	3,083

Net loss	–	–	–	–	–	–	(156,090)	(156,090)

Balance - April 30, 2002	11,287,935	4,775,799	37,000	–	–	–	(5,307,678)	(494,879)

Stock issued to settle debt	6,100,000	305,000	–	–	–	–	–	305,000

Stock issued for services	250,000	16,500	–	–	–	–	–	16,500

Stock issued for convertible debenture	50,000	5,000	–	–	–	–	–	5,000

Stock to be issued	–	–	–	25,968	–	–	–	25,968

Donated consulting services	–	–	–	–	187,500	–	–	187,500

Net loss	–	–	–	–	–	–	(220,972)	(220,972)

Balance – April 30, 2003	17,687,935	5,102,299	37,000	25,968	187,500	–	(5,528,650)	(175,883)

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From July 27, 1992 (Date of inception) to April 30, 2005
(expressed in U.S. dollars)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
	Common Stock		Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficit)
	#	$	$	$	$	$	$	$

Balance – April 30, 2003	17,687,935	5,102,299	37,000	25,968	187,500	–	(5,528,650)	(175,883)

Donated consulting services	–	–	–	–	210,000	–	–	210,000

Stock issued for cash pursuant to a
private placement:	173,120	25,968	–	(25,968)	–	–	–	–

Stock issued for cash pursuant to the:

Exercise of warrants	550,000	86,000	–	–	–	–	–	86,000
Exercise of stock options	100,000	20,000	–	–	–	–	–	20,000

Stock-based compensation	–	–	78,184	–	–	(78,184)	–	–

Stock issued for services	400,000	92,000	–	–	–	(92,000)	–	–

Stock issued to settle debt	3,320,000	166,000	–	–	–	–	–	166,000

Deferred compensation	–	–	–	–	–	142,355	–	142,355

Net loss	–	–	–	–	–	–	(609,913)	(609,913)

Balance – April 30, 2004	22,231,055	5,492,267	115,184	–	397,500	(27,829)	(6,138,563)	(161,441)

Stock issued for services	150,000	24,000	–	–	–	(24,000)	–	–

Stock issued for cash pursuant to:

Options exercised	133,750	29,750	–	–	–	–	–	29,750
Warrants exercised	173,120	34,624	–	–	–	–	–	34,624
Private placement	1,032,800	258,200	–	–	–	–	–	258,200

Stock-based compensation	–	–	23,304	–	–	–	–	23,304

Donated consulting services	–	–	–	–	150,000	–	–	150,000

Amortization of deferred compensation	–	–	–	–	–	38,829	–	38,829

Net loss	–	–	–	–	–	–	(584,889)	(584,889)

Balance - April 30, 2005	23,720,725	5,838,841	138,488	–	547,500	(13,000)	(6,723,452)	(211,623)

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

REGI U.S., Inc. (the “Company”) was incorporated in the State of Oregon, U.S.A. on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”). The world-wide marketing and intellectual rights, other than in the U.S., are held by Rand Energy Group Inc. (“Rand” or “REGI”), which is a major shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and REGI will fund 50%.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at April 30, 2005, the Company has a working capital deficit of $211,623 and has accumulated losses of $6,723,452 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand. Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $1,754,000 as at April 30, 2005, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

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

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Intangible Assets

Intangible assets represent legal costs incurred in establishing patents. These costs are being amortized on a straight-line basis over 20 years. The useful life of the patent is determined by management and is not to exceed the legal life. No amortization is provided on capitalized patent costs until such time as the patent has been granted.

	(e)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at April 30, 2005 and 2004, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

	(j)	Research and Development

The Company is in the development stage and all costs relating to research and development are charged to operations as incurred.

	(k)	Stock-based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on a straight- line basis over the vesting period of the individual options.

Stock-based awards for non-employees are accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Stock-based Compensation (continued)

During the year ended, April 30, 2005, the Company recognized stock-based compensation of $47,303. Of this amount, $23,303 was recognized as the fair value of stock options granted to non-employees while the remaining amount of $24,000 represented the fair value of shares issued for consulting services rendered by an employee. Of the $24,000 amount $11,000 was charged to operations and the remaining amount of $13,000 was recorded as deferred compensation. The balance of $27,829 recorded as deferred compensation as at April 30, 2004 was charged to operations during the year.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The pro forma information is as follows:

	Year Ended
	April 30,	April 30,
	2005	2004
	$	$

Net loss — as reported	(584,889)	(609,913)
Add: Stock-based compensation expense included in net
loss — as reported	62,132	142,354
Deduct: Stock-based compensation expense determined under
fair value method	(64,712)	(149,467)

Net loss — pro forma	(587,469)	(617,026)

Net loss per share – basic and diluted — as reported	(0.03)	(0.03)
Net loss per share – basic and diluted — pro forma	(0.03)	(0.03)

The fair value of the options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%	0%
Risk-free interest rate	2.44%	4.6%
Expected volatility	172%	221%
Expected option life (in years)	1.36	3.0

(l)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

(m)	Financial Instruments

The carrying value of bank indebtedness, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(n)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

	(o)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation.

3.	Intangible Assets

			April 30,	April 30,
			2005	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Patents - RC/DC Engine	111,251	111,251	–	64,865

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

	(d)	The Company recorded an impairment loss of $72,823 during the year ended April 30, 2005 due to the uncertainty about cash flows from this technology.

4.	Common Stock

	(a)	Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan the Company has granted stock options to certain directors and employees.

During the year, the Company granted 246,500 stock options to non-employees pursuant to the Plan at a weighted average grant date fair value of $0.36. The Company charged stock-based compensation expense of $23,303 for the vested fair value of these stock options to operations in accordance with SFAS 123 during the year.

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, April 30, 2003	1,850,000	0.20
Granted	350,000	0.27
Exercised	(100,000)	0.20
Cancelled	(200,000)	0.20

Outstanding, April 30, 2004	1,900,000	0.50
Granted	246,500	0.50
Exercised	(133,750)	0.24
Expired	(400,000)	0.20

Outstanding, April 30, 2005	1,612,750	0.26

Additional information regarding options outstanding as at April 30, 2005 is as follows:

		Outstanding		Exercisable
		Weighted
		average
		remaining	Weighted		Weighted
	Number of	contractual	average	Number of	average
Exercise prices	shares	life (years)	exercise price	shares	exercise price

$0.00 – $ 0.25	1,288,750	1.71	$0.21	541,000	$0.21
$0.26 – $ 0.50	224,000	4.05	$0.33	63,250	$0.33
$ 0.51 – $ 0.75	100,000	4.75	$0.75	25,000	$0.75

	1,612,750	2.25	$0.26	589,250	$0.24

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Common Stock (continued)

	(b)	Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

	(c)	Non-cash Consideration

Shares issued for non-cash consideration to third parties were valued based on the fair market value of the shares provided. During the period, the Company issued a total of 150,000 shares of common stock at a fair market value of $0.16 per share for consulting services. These shares were issued at an aggregate fair value of $24,000 for services to be rendered over a two-year period. The Company charged $11,000 to operations for the pro-rata portion of services performed during the period.

	(d)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		average
		exercise price
	Number of	$
	Shares
Balance, April 30, 2003	-	-
Issued	973,120	0.21
Exercised	(550,000)	0.16
Expired	(250,000)	0.30
Balance, April 30, 2004	173,120	0.20
Issued	516,400	0.35
Exercised	(173,120)	0.20
Outstanding, April 30, 2005	516,400	0.35

At April 30, 2005, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

516,400	$ 0.35	December 24, 2005

	(e)	Private Placement

On December 24, 2004, the Company closed a private placement offering for 1,032,800 units of the Company at a purchase price of $0.25 per unit for total cash proceeds of $258,200. Each unit consisted of one common share of the Company and one-half non-transferable share purchase warrant. Each two one- half warrants may be exercised within one year of the date of issuance to the purchaser at a price of $0.35 per share.

5.	Related Party Transactions

(a)
Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office.

(b)
During the year ended April 30, 2005, the value of consulting services of $90,000 (2004 - $90,000) was contributed by the President, CEO and director of the Company, charged to general and administrative expenses and treated as donated capital.

(c)
During the year ended April 30, 2005, the value of consulting services of $30,000 (2004 - $30,000) was contributed by the Vice President and director of the Company, charged to general and administrative expenses and treated as donated capital.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.	Related Party Transactions (continued)

(d)
During the year ended April 30, 2005, the value of consulting services of $30,000 (2004 - $30,000) was contributed by the CFO, COO and director of the Company, charged to general and administrative expenses and treated as donated capital.

	(e)	During the year ended April 30, 2005, the value of technical consulting services of $Nil (2004 - $60,000) was charged to research and development expenses and treated as donated capital.

	(f)	During the year ended April 30, 2005, rent of $4,367 (2004 - $3,567) included in general and administrative expenses was paid to a company having common officers and directors.

	(g)	During the year ended April 30, 2005, project management fees of $22,500 (2004 - $30,000) included in research and development expenses were paid to a company having common officers and directors.

6.	Commitments

	(a)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

	(b)	On April 21, 2005, the Company entered into an agreement with a firm that will provide public relations and consulting services to the Company for $5,000 per month.

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $5,433,000, which commence expiring in 2013. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended April 30, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $157,000 and $88,000, respectively

The components of the net deferred tax asset at April 30, 2005 and 2004 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	April 30,	April 30,
	2005	2004
	$	$

Net Operating Loss	5,433,000	5,133,000

Statutory Tax Rate	35%	34%

Effective Tax Rate	–	–

Deferred Tax Asset	1,902,000	1,745,000

Valuation Allowance	(1,902,000)	(1,745,000)

Net Deferred Tax Asset	–	–

8.	Subsequent Events

	(a)	On May 27, 2005, the Company granted 125,000 stock options to employees and officers of the Company, exercisable at $0.45 per share, up to May 27, 2010.

(b)
On June 7, 2005, the Company entered into a consulting agreement with a firm that will provide advisory and consulting services to the Company in consideration of $15,000 or the issuance of 50,000 free trading common shares of the Company.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

8.	Subsequent Events (continued)

(c)
On June 14, 2005, the Company entered into a consulting agreement (“the Consulting Agreement”) for the provision of public relations services to the Company, in consideration for $350,000 worth of the Company’s common stock. Additionally, on June 14, 2005, the Company entered into an agreement with JGR Petroleum Inc. (“JGR”), a private company controlled by the President of the Company. Under the terms of the Agreement, JGR will provide the shares required under the Consulting Agreement. The Company will repay JGR from future financings on a non-interest bearing basis.

(d)
(d) The Company entered into a distributor agreement dated June 29, 2005 with Anuvu Incorporated for an option to acquire exclusive rights to distribute the Anuvu fuel cell technology in Europe. The Company must pay $150,000 by September 27, 2005 and an additional $150,000 by November 30, 2005 in exchange for these exclusive rights. The Company has also agreed to issue 200,000 shares to Anuvu upon confirmation of acceptance of the European fuel cell technology patents. Anuvu will receive a royalty of 5% of gross sales. The Company will receive 2 warrants of Anuvu’s common stock for every dollar paid for the distribution rights to a maximum of 1,000,000 warrants.

	(e)	(e) The Company issued 43,750 shares upon the exercise of stock options for proceeds of $10,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: August 12, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	President, Chief	8/12/05
(John G. Robertson)	Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer	8/12/05
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Vice President and Director	8/12/05
(Jennifer Lorette)