Form 10QSB
period 2005-07-31
REGI U S INC
filed 2005-09-26
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended July 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to _______________________

Commission File No. 0-23920

REGI U.S., Inc.
(Name of Small Business Issuer in its Charter)

Oregon	91-1580146
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#1103-11871 Horseshoe Way
Richmond, BC V7A 5H5 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Issuer's Telephone Number

_______________________________________________________
(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☒ No☐ (2) Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

September 13, 2005

Common – 23,770,725 shares

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

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2005
(unaudited)

REGI U.S., Inc.
(A Development Stage Company)

July 31, 2005

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in US dollars)

July 31,
2005
$
ASSETS
Current Assets
Cash	4,378
Prepaid expenses (Note 5(g))	354,373
Total Assets	358,751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	–
Accounts payable	78,289
Accrued liabilities	19,812
Due to related parties (Note 5)	620,081
Total Liabilities	718,182

Commitments (Note 6)
Stockholders’ Deficit
Common Stock (Note 4):
50,000,000 shares authorized without par value; 23,770,725 shares issued and
outstanding (April 30, 2005 - 23,720,725 shares)	5,994,342
Common Stock Subscribed (Note 4(e))	70,379
Donated Capital (Note 5)	585,000
Deferred Compensation (Note 4(c))	(10,000)
Deficit Accumulated During the Development Stage	(6,999,152)
Total Stockholders’ Deficit	(359,431)
Total Liabilities and Stockholders’ Deficit	358,751

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in US dollars)

	Accumulated From
	July 27,1992
	(Date of Inception)	Three Months Ended
	to July 31,	July 31,
	2005	2005	2004
	$	$	$
Revenue	–	–	–

Expenses

General and administrative [1] (Note 5)	2,999,558	118,279	86,791
Research and development [1] (Note 5)	3,915,155	157,421	16,882
Amortization	130,533	–	1,239
Impairment loss (Note 3(d))	72,823	–	–

Operating Loss	7,118,069	275,700	104,912

Other Income (Expenses)

Interest expense	4,032	–	–
Accounts payable written-off	114,885	–	–

	118,917	–	–

Net Loss	6,999,152	275,700	104,912

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		23,727,000	22,231,000

[1] Stock-based compensation is included in:
General and administrative	497,046	8,763	25,788
Research and development	11,000	–	–
	508,046	8,763	25,788

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in US dollars)

	From
	July 27, 1992
	(Date of Inception)	Three Months Ended
	to July 31,	July 31,
	2005	2005	2004
	$	$	$
Cash Flows to Operating Activities
Net loss for the period	(6,999,152)	(275,700)	(104,912)
Adjustments to reconcile net loss to cash
Accounts payable written-off	(102,688)	–	–
Amortization	130,533	–	1,239
Impairment loss	72,823	–	–
Stock-based compensation	508,046	8,763	25,788
Donated services	585,000	37,500	37,500
Intellectual property written off	578,509	–	–
Changes in operating assets and liabilities
Decrease in accounts receivable	(3,000)	–	–
Increase in prepaid expense	(354,373)	(337,159)	(6,250)
Increase in accounts payable and accrued liabilities	208,945	10,428	4,564
Net Cash Used in Operating Activities	(5,375,357)	(556,168)	(42,071)
Cash Flows from Financing Activities
Increase in bank indebtedness	–	–	–
Increase (decrease) in due to related parties	907,928	482,431	31,310
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	4,607,076	11,250
Subscriptions received	96,347	70,379	12,500
Net Cash Provided by Financing Activities	5,616,351	564,060	43,810
Cash Flows from Investing Activities
Patent protection costs	(38,197)	–	(4,403)
Purchase of property plant and equipment	(198,419)	–	–

Net Cash Used by Investing Activities	(236,616)	–	(4,403)
Increase (Decrease) In Cash and Cash Equivalents	4,378	7,892	(2,664)
Cash and Cash Equivalents - Beginning of Period	–	(3,514)	(3,133)
Cash and Cash Equivalents - End of Period	4,378	4,378	(5,797)

Non-Cash Investing and Financing Activities
Stock-based compensation	493,216	8,763	25,788
Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures
Interest paid	12,593	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

1.	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by REGI U.S., Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended April 30, 2005, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended July 31, 2005 are not indicative of the results that may be expected for the full year.

2.	Nature of Operations and Continuance of Business

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $359,431 and has accumulated losses of $6,999,152 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand. Rand owns approximately 18% of the shares of the Company as at July 31, 2005, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

3.	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

3.	Recent Accounting Pronouncements (continued)

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

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management has not yet determined the impact of this statement on its results of operations.

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

3.	Intangible Assets

			July 31,	April 30,
			2005	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Patents - RC/DC Engine	111,251	111,251	–	–

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

3.	Intangible Assets (continued)

(d)
The Company recognized the balance of carrying costs as additional amortization during the year ended April 30, 2005 as there is no assurance the Company will be able to generate revenues from the technology, or if revenues are generated, that it will be profitable.

4.	Common Stock

	(a)	Stock Option Plan

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The pro forma information is as follows:

	Three Months Ended
	July 31,	July 31,
	2005	2004
	$	$

Net loss — as reported	(275,700)	(104,912)
Add: Stock-based compensation expense included in net
loss — as reported	8,763	22,237
Deduct: Stock-based compensation expense determined under
fair value method	(12,034)	(22,237)

Net loss — pro forma	(278,971)	(104,912)

Net loss per share – basic and diluted — as reported	(0.01)	(0.01)
Net loss per share – basic and diluted — pro forma	(0.01)	(0.01)

The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the period was $0.45 (2004 -$0.23) .

The weighted average assumptions used are as follows:

Expected dividend yield	0%	0%
Risk-free interest rate	3.38%	3.5%
Expected volatility	165%	203%
Expected option life (in years)	1.0	3.0

REGI U.S., Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

(a)      Stock Option Plan (continued)

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan the Company has granted stock options to certain directors and employees.

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, April 30, 2004	1,900,000	0.50
Granted	246,500	0.50
Exercised	(133,750)	0.24
Cancelled	(400,000)	0.20

Outstanding, April 30, 2005	1,612,750	0.26
Granted	125,000	0.45
Exercised	(50,000)	0.23
Expired	–	–

Outstanding, July 31, 2005	1,687,750	0.28

Additional information regarding options outstanding as at July 31, 2005 is as follows:

		Outstanding		Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number of	contractual	exercise	Number of	exercise
Exercise prices	shares	life (years)	price	shares	price

$ 0.00 – $ 0.25	1,245,000	1.43	$ 0.21	312,000	$ 0.21
$ 0.26 – $ 0.50	342,750	4.16	$ 0.39	88,250	$ 0.40
$ 0.51 – $ 0.75	100,000	4.5	$ 0.75	25,000	$ 0.75

	1,687,750	2.17	$ 0.28	425,750	$ 0.28

(b)	Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

(c)	Non-cash Consideration

Shares issued for non-cash consideration to third parties were valued based on the fair market value of the services provided. During the year ended April 30, 2005, the Company issued a total of 150,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $24,000 for services to be rendered over a two-year period. The Company charged $3,000 to operations for the pro-rata portion of services performed during the period ended July 31, 2005.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

(d)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average
		exercise
	Number of	price
	Shares	$
Balance, April 30, 2004	173,120	–
Issued	516,400	0.21
Exercised	(173,120)	0.16
Expired	–	–
Balance, April 30, 2005	516,400	0.20
Issued	–	–
Exercised	–	–
Outstanding, July 31, 2005	516,400	0.35

At July 31, 2005, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

516,400	$0.35	December 24, 2005

	(e)	Private Placement

The Company is in the process of raising funds through a private placement consisting of up to 1,500,000 units at $0.60 per share for proceeds of $900,000. Each unit will consist of one share of Class A common stock and one ½ warrant. Two ½ warrants will enable the investor to purchase one additional share at an exercise price of $0.80 per share in the first year and $1.00 in the second year from the date of closing. As of July 31, 2005, the Company received proceeds of $70,379 net of issue costs.

	(f)	On May 27, 2005, the Company granted 125,000 stock options to employees and officers of the Company, exercisable at $0.45 per share, up to May 27, 2010.

	(g)	The Company issued 50,000 shares upon the exercise of stock options for proceeds of $11,250.

5.	Related Party Transactions/Balances

(a)
Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office.

(b)
During the period ended July 31, 2005, the value of consulting services of $22,500 (2004 - $22,500) was contributed by the President, CEO and director of the Company, charged to operations and treated as donated capital.

(c)
During the period ended July 31, 2005, the value of consulting services of $7,500 (2004 - $7,500) was contributed by the Vice President and director of the Company, charged to operations and treated as donated capital.

(d)
During the period ended July 31, 2005, the value of consulting services of $7,500 (2004 - $7,500) was contributed by the CFO, COO and director of the Company, charged to operations and treated as donated capital.

	(e)	During the period ended July 31, 2005, rent of $1,145 (2004 - $964) was paid to a company having common officers and directors.

	(f)	During the period ended July 31, 2005, project management fees of $7,500 (2004 - $7,500) were paid to a company having common officers and directors.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

(g)
On June 14, 2005, the Company entered into a consulting agreement with Clearvision Inc. (“the Consulting Agreement”) for the provision of public relations services to the Company, in consideration for 500,000 shares of the Company’s common stock at an agreed value of $0.70. These shares were provided to Clearvision by an affiliate, JGR Petroleum Inc. (“JGR”), a private company controlled by the president of the Company. The Company recognized $350,000 upon the payment of shares to Clearvision, of which $339,706 is recorded as a prepaid expense at July 31, 2005, and will be expensed over 34 weeks, which is the minimum term of the agreement. Clearvision Incorporated will design and implement a public relations campaign designed to create visibility for the Company.

6.	Commitments

	(a)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

(b)
The Company entered into a Distributors Agreement dated June 29, 2005 with ANUVU Incorporated with an option to acquire exclusive rights to distribute the ANUVU Fuel Cell technology for Canada and Europe. The Company’s affiliate, Reg Technologies Inc. paid $200,000 to exercise a portion of the option agreement and acquire the Canadian rights. The Company has the remaining option to pay $300,000 for the European rights, of which $150,000 is to be paid within 90 days of the Agreement, and the balance of $150,000 by November 30, 2005. The rights are subject to a royalty of 5% of gross sales. The Company will receive 2 warrants of ANUVU’s common stock for every dollar paid for the distribution rights to a maximum of 1,000,000 warrants. Each warrant will be exercisable to acquire one share of ANUVU’s common stock at $0.01 per share up to one year from date of payment.

7.	Subsequent Events

	(a)	On August 18, 2005 the company issued 6,250 shares upon the exercise of stock options for proceeds of $2,812.

	(b)	On August 22, 2005, the Company cancelled 100,000 stock options.

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

Overview

REGI U.S., Inc. was incorporated in the State of Oregon, USA on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (“The RC/DC Engine”). The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. (“Rand”) which is the controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and RAND will fund 50%.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company also has a working capital deficit of $359,431. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from a shareholder, Rand. Rand owns approximately 18% of the 23,770,725 outstanding shares of the Company, having an approximate current market value of $2,867,000 based on $0.67 per share as at September 13, 2005, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company receives interim support from its ultimate parent company and other affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may raise additional funds through the exercise of warrants and stock options, if exercised.

Progress Report from May 1, 2005 to September 19, 2005

Rand Cam Technology

Rand Cam™ Generator and Fuel Cell Technology

On June 29, 2005, REGI U.S., Inc. we entered into an exclusive distributor agreement relating to fuel cell technology (the “Technology”) with Anuvu Incorporated (“Anuvu”). Our affiliate, Reg Technologies, Inc., agrees to pay $200,000.00 as payment in full for the exclusive Canadian Distributorship for the Technology. We have an option to pay $300,000 for the exclusive European rights for the Technology, of which $150,000.00 is to be paid within 90 days from the date of the Agreement and the final payment of $150,000.00 is to be paid on or before November 30, 2005.

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

Anuvu agrees as follows:

•	to give REGI a right of first refusal to purchase Anuvu shares, in the event additional shares are to be issued or purchased, for a period of six months;
•	to build a working fuel cell model prototype for a vehicle for demonstration purposes in Canada and Europe on behalf of Reg Technologies, Inc. and REGI
•	to work on the Rand Cam™ projects as required by Reg Technologies, Inc. and REGI, under a contract basis;
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

On June 14, 2005, the Company entered into a consulting agreement with Clearvision Inc. (“the Consulting Agreement”) for the provision of public relations services to the Company, in consideration for 500,000 shares of the Company’s common stock at a fair value of $0.70. These shares were provided to Clearvision by an affiliate, JGR Petroleum Inc. (“JGR”), a private company controlled by the president of the Company. Clearvision Incorporated will design and implement a public relations campaign designed to create visibility for the Company. The campaign will last approximately 34 weeks and will consist of a spotlight on a national television newsmagazine, a video news release airing on television news programs and talk shows, a newspaper feature and a radio news release.

Results of operations for the three months ended July 31, 2005 (“2005”) compared to the three months ended July 31, 2004 (“2004”)

There were no revenues from product licensing during the periods.

The net loss in 2005 increased by $170,788 to $275,700 compared to $104,912 in 2004. Administrative expenses increased by $31,488 to $118,917 from $86,791 in 2004. Research and development expenses increased by $140,539 to $157,421 compared to $16,882 in 2004.

Liquidity

During the three months ended July 31, 2005, we financed our operations mainly by receiving support from related parties in the amount of $482,431. These amounts are non-interest bearing, unsecured and repayable on demand. The related parties have indicated that they will advance further funds if needed.

As at July 31, 2005, we had a working capital deficit of $359,431. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a shareholder (Rand). Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $2,867,000 as at September 13, 2005, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being July 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                              None

Item 3.                  Defaults upon Senior Securities

                              None

 Item 4.                 Submissions of Matters to a Vote of Security Holders

                              None.

Item 5.                  Other Information

                              None.

Item 6.                 Exhibits

                              (a) Exhibits:

10.1	Agreement between REGI U.S, Inc. and Reg Technologies Inc. and Anuvu Incorporation dated June 29, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                              (b) Reports on Form 8-K

1.	On July 5, 2005, the Company filed a Form 8-K Current Report regarding an agreement entered into between REGI U.S, Inc. and Reg Technologies Inc. and Anuvu Incorporation dated June 29, 2005.

2.	On September 13, 2005, the Company filed a Form 8-K Current Report regarding the change of the Company’s principal auditor.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 23, 2005	REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)