Form 10QSB
period 2005-10-31
REGI U S INC
filed 2005-12-15
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 0-23920

REGI U.S., Inc.
(Name of Small Business Issuer in its Charter)

Oregon	91-1580146
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#1103-11871 Horseshoe Way
Richmond, BC V7A 5H5 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Issuer's Telephone Number

___________________________________________
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

December 9, 2005

Common – 23,811,975 shares

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

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2005
(unaudited)

REGI U.S., Inc.
(A Development Stage Company)

October 31, 2005

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheet
(expressed in US dollars)
(Unaudited)

October 31,
2005
$
ASSETS
Current Assets
Cash	21,198
Prepaid expenses (Note 6(g))	214,082
Total Assets	235,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	96,947
Accrued liabilities	16,640
Due to related parties (Note 6)	430,853
Total Liabilities	544,440

Commitments (Notes 4 and 7)
Stockholders’ Deficit
Common Stock (Note 5):
50,000,000 shares authorized without par value; 23,811,975 shares issued and
outstanding	6,006,512
Common Stock Subscribed (Note 5(e))	197,515
Donated Capital (Note 6)	622,500
Deferred Compensation (Note 5(c))	(7,000)
Deficit Accumulated During the Development Stage	(7,128,687)
Total Stockholders’ Deficit	(309,160)
Total Liabilities and Stockholders’ Deficit	235,280

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in US dollars)
(Unaudited)

	Accumulated From
	July 27,1992
	(Date of Inception)	Three Months Ended		Six Months Ended
	to October 31,	October 31,		October 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$
Revenue	–	–	–	–	–
Expenses
General and administrative [1] (Note 6)	3,242,783	243,225	149,653	361,504	236,444
Research and development [1] (Note 6 and 7(b))	3,801,465	36,310	20,491	43,731	37,373
Amortization	130,533	–	1,254	–	2,493
Impairment loss	72,823	–	–	–	–
Operating Loss	7,247,604	279,535	171,398	405,235	276,310
Other Income (Expenses)
Interest expense	4,032	–	–	–	–
Accounts payable written-off	114,885	–	–	–	–
	118,917	–	–	–	–
Net Loss	7,128,687	279,535	171,398	405,235	276,310

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.02)	(0.01)
Weighted Average Shares Outstanding		23,734,000	22,410,000	23,765,000	22,375,000

[1] Stock-based compensation is included in:
General and administrative	497,904	858	16,426	6,624	39,866
Research and development	14,000	3,000	–	6,000	–
	511,904	3,858	16,426	12,621	25,788

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in US dollars)
(Unaudited)

	From
	July 27, 1992
	(Date of Inception)	Six Months Ended
	to October 31,	October 31,
	2005	2005	2004
	$	$	$
Operating Activities
Net loss for the period	(7,128,687)	(405,235)	(276,310)
Adjustments to reconcile net loss to cash
Accounts payable written-off	(102,688)	–	–
Amortization	130,533	–	2,493
Impairment loss	72,823	–	–
Stock-based compensation	511,904	12,621	48,663
Donated services	622,500	75,000	75,000
Intellectual property written off	578,509	–	–
Changes in operating assets and liabilities
Increase in accounts receivable	(3,000)	–	–
Increase in prepaid expense	(214,082)	(196,868)	–
Increase in accounts payable and accrued liabilities	224,431	25,914	3,410
Net Cash Used in Operating Activities	(5,307,757)	(488,568)	(146,744)
Financing Activities
Increase in due to related parties	718,700	293,203	2,041
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	4,618,388	22,562	6,000
Subscriptions received	223,483	197,515	145,800
Net Cash Provided by Financing Activities	5,565,571	513,280	153,841
Investing Activities
Patent protection costs	(38,197)	–	(5,639)
Purchase of property plant and equipment	(198,419)	–	–
Net Cash Used by Investing Activities	(236,616)	–	(5,639)
Increase In Cash and Cash Equivalents	21,198	24,712	1,458
Cash and Cash Equivalents - Beginning of Period	–	(3,514)	(3,133)
Cash and Cash Equivalents - End of Period	21,198	21,198	(1,675)

Non-Cash Investing and Financing Activities
Stock-based compensation	497,074	12,621	48,663
Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures
Interest paid	12,593	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

F-3

1.	Interim Reporting

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

The results of operations for the six months ended October 31, 2005 are not indicative of the results that may be expected for the full year.

2.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Oregon, U.S.A. on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”). The world-wide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc.(“Reg”), which is a major shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg Technolgies, Inc. will fund 50%, pursuant to an agreement dated November 22, 2004.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $309,160 and has accumulated losses of $7,128,687 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand. Rand owns approximately 18% of the shares of the Company as at October 31, 2005, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

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

4.	Intangible Assets

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

(The Accompanying Notes are an Integral Part of the Financial Statements)

5.	Common Stock

	(a)	Stock Option Plan

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, April 30, 2005	1,612,750	0.26
Granted	125,000	0.45
Exercised	(50,000)	0.23
Expired	–	–

Outstanding,July 31, 2005	1,687,750	0.28
Granted	–	–
Exercised	(31,250)	0.25
Cancelled	(325,000)	0.38

Outstanding, October 31, 2005	1,331,500	0.25

The pro forma information is as follows:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2005	2004	2005	2004
	$	$	$	$

Net loss — as reported	(279,535)	171,398	(405,235)	(276,310)
Add: Stock-based compensation expense included
in net loss — as reported	3,858	16,426	12,621	48,663
Deduct: Stock-based compensation expense
determined under fair value method	(3,858)	(16,426)	(15,892)	(48,663)

Net loss — pro forma	(279,535)	(171,398)	(408,506)	(276,310)

Net loss per share – basic and diluted — as
reported	(0.01)	(0.01)	(0.02)	(0.01)
Net loss per share – basic and diluted — pro forma	(0.01)	(0.01)	(0.02)	(0.01)

(The Accompanying Notes are an Integral Part of the Financial Statements)

5.	Common Stock (continued)

	(a)	Stock Option Plan (continued)

The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six month period ended October 31, 2005, was $0.45 (2004 - $0.23).

The weighted average assumptions used are as follows:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2005	2004	2005	2004
	$	$	$	$

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.38%	2.9%	3.38%	3.1%
Expected volatility	165%	221%	165%	214%
Expected option life (in years)	1.0	3.0	1.0	3.0

Additional information regarding options outstanding as at October 31, 2005 is as follows:

		Outstanding		Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number of	contractual	exercise	Number of	exercise
Exercise prices	shares	life (years)	price	shares	price

$ 0.00 – $ 0.25	1,020,00	1.03	$0.21	275,000	$0.21
$ 0.26 – $ 0.50	311,500	3.89	$0.40	75,750	$0.40

	1,331,500	1.70	$0.25	350,750	$0.25

(b)	Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

(c)	Non-cash Consideration

Shares issued for non-cash consideration to third parties were valued based on the fair market value of the services provided. During the year ended April 30, 2005, the Company issued a total of 150,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $24,000 for services to be rendered over a two-year period. The Company charged $6,000 to operations for the pro-rata portion of services performed during the six month period ended October 31, 2005 (2004 – $10,000).

(d)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average
		exercise
	Number of	price
	Shares	$
Balance, April 30, 2004	173,120	0.20
Issued	516,400	0.35
Exercised	(173,120)	0.20
Balance, April 30, 2005	516,400	0.35
Exercised	(10,000)	0.35
Outstanding, October 31, 2005	506,400	0.35

(The Accompanying Notes are an Integral Part of the Financial Statements)

5.	Common Stock (continued)

	(d)	Share Purchase Warrants (continued)

At October 31, 2005, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

506,400	$0.35	December 30, 2005

	(e)	Private Placement

The Company is in the process of raising funds through a private placement consisting of up to 1,500,000 units at $0.60 per share for proceeds of $900,000. Each unit will consist of one share of Class A common stock and one ½ warrant. Two ½ warrants will enable the investor to purchase one additional share at an exercise price of $0.80 per share in the first year and $1.00 in the second year from the date of closing. As of October 31, 2005, the Company received proceeds of $197,515 net of issue costs of $10,485.

	(f)	On May 27, 2005, the Company granted 125,000 stock options to employees and officers of the Company, exercisable at $0.45 per share, up to May 27, 2010.

	(g)	During the six month period ended October 31, 2005, the Company issued 81,250 shares upon the exercise of stock options for proceeds of $19,063.

	(h)	During the six month period ended October 31, 2005, the Company issued 10,000 shares upon the exercise of warrants for proceeds of $3,500.

	(i)	During the six month period ended October 31, 2005, the Company cancelled 325,000 stock options.

6.	Related Party Transactions/Balances

(a)

Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office.

(b)

During the six month period ended October 31, 2005, the value of consulting services of $45,000 (2004 - $45,000) was contributed by the President, CEO and director of the Company, charged to operations and treated as donated capital.

(c)

During the six month period ended October 31, 2005, the value of consulting services of $15,000 (2004 - $15,000) was contributed by the Vice President and director of the Company, charged to operations and treated as donated capital.

(d)

During the six month period ended October 31, 2005, the value of consulting services of $15,000 (2004 - $15,000) was contributed by the CFO, COO and director of the Company, charged to operations and treated as donated capital.

	(e)	During the six month period ended October 31, 2005, rent of $2,342 (2004 - $1,978) was paid to a company having common officers and directors.

	(f)	During the six month period ended October 31, 2005, project management fees of $15,000 (2004 - $15,000) were paid to a company having common officers and directors.

(g)

On June 14, 2005, the Company entered into a consulting agreement with Clearvision Inc. (“the Consulting Agreement”) for the provision of MediaBlitz!® campaign services to the Company, in consideration for 500,000 shares of the Company’s common stock at an agreed value of $0.70. These shares were provided to Clearvision by an affiliate, JGR Petroleum Inc. (“JGR”), a private company controlled by the president of the Company. The Company recognized $350,000 upon the payment of shares to Clearvision, which will be expensed over 34 weeks which is the minimum term of the agreement. At October 31, 2005, $205,882 is included with prepaid expenses. Clearvision Incorporated will design and implement a MediaBlitz!® campaign designed to create visibility for the Company’s Rand Cam™ Technology.

(The Accompanying Notes are an Integral Part of the Financial Statements)

7.	Commitments

	(a)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

(b)

The Company entered into a Distributors Agreement dated June 29, 2005 with ANUVU Incorporated with an option to acquire exclusive rights to distribute the ANUVU Fuel Cell technology for Canada and Europe. The Company’s affiliate REG Technologies, Inc. paid $200,000 to exercise a portion of the option agreement and acquire the Canadian rights on behalf of the Company. During the period ended October 31, 2005, the Company assigned the distribution rights to REG Technologies, Inc. and recovered $150,000 of research and development expenses. REGI U.S., Inc. has the remaining option to pay $300,000 for the European rights, of which $150,000 was to be paid within 90 days of the Agreement, and the balance of $150,000 by November 30, 2005. On December 6, 2005, the Company paid $7,000 CDN to extend the option until February 28, 2006. The rights are subject to a royalty of 5% of gross sales. The Company will receive 2 warrants of ANUVU’s common stock for every dollar paid for the distribution rights to a maximum of 1,000,000 warrants. Each warrant will be exercisable to acquire one share of ANUVU’s common stock at $0.01 per share up to one year from date of payment.

8.	Subsequent Event

	(a)	Subsequent to the six month period ended October 31, 2005, the Company issued 31,250 shares upon the exercise of stock options for proceeds of $6,250.

(b)

Subsequent to the six month period ended October 31, 2005, the Company issued 650,000 units at $0.60 per share for gross proceeds of $390,000. Each unit consists of one share of Class A common stock and one ½ warrant. Two ½ warrants will enable the investor to purchase one additional share at an exercise price of $0.80 per share in the first year and $1.00 in the second year from the date of closing.

(The Accompanying Notes are an Integral Part of the Financial Statements)

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $309,160 and has accumulated losses of $7,128,687 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand. Rand owns approximately 18% of the shares of the Company as at October 31, 2005, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

Progress Report from August 1, 2005 to December 13, 2005

Rand Cam Technology

Rand Cam™ Generator and Fuel Cell Technology

The Company entered into a Distributors Agreement dated June 29, 2005 with ANUVU Incorporated with an option to acquire exclusive rights to distribute the ANUVU Fuel Cell technology for Canada and Europe. The Company’s affiliate REG Technologies, Inc. paid $200,000 to exercise a portion of the option agreement and acquire the Canadian rights on behalf of the Company. During the period ended October 31, 2005, the Company assigned the distribution rights to REG Technologies, Inc. REGI U.S., Inc. has the remaining option to pay $300,000 for the European rights, of which $150,000 was to be paid within 90 days of the Agreement, and the balance of $150,000 by November 30, 2005. Subsequent to October 31, 2005, the Company paid $7,000 CDN to extend the remaining option until February 28, 2006.

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

The Company entered into a contract with TVA Productions which is launching a national media campaign, which commenced on October 29, 2005 on BTV in Canada, which will focus on building brand awareness for REGI U.S., Inc. and the Company’s Rand Cam™ technology. Under this program, TVA will assist REGI U.S., Inc. in expanding the awareness of REGI U.S., Inc. within the business community and to the general public both nationally and internationally. TVA will also focus on building name brand awareness in the market area for REGI U.S., Inc. proprietary products.

The Company closed a private placement and issued 650,000 units at $0.60 per share for gross proceeds of $390,000. Each unit consisted of one share of Class A common stock and one ½ warrant. Two ½ warrants will enable the investor to purchase one additional share at an exercise price of $0.80 per share in the first year and $1.00 in the second year from the date of closing.

Results of operations for the six months ended October 31, 2005 (“2005”) compared to the six months ended October 31, 2004 (“2004”)

There were no revenues from product licensing during the periods.

The net loss in 2005 increased by $128,925 to $405,235 compared to $276,310 in 2004. Administrative expenses increased by $125,060 to $361,504 from $236,444 in 2004. Research and development expenses increased by $3,865 to $43,731 compared to $39,866 in 2004.

Liquidity

During the six months ended October 31, 2005, we financed our operations mainly by receiving support from related parties in the amount of $293,203. These amounts are non-interest bearing, unsecured and repayable on demand. The related parties have indicated that they will advance further funds if needed.

As at October 31, 2005, we had a working capital deficit of $309,160. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a shareholder (Rand). Rand owns approximately 18% of the shares of the Company, having an approximate current market value of $3,643,232 as at October 31, 2005, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed,

4

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

PART II	Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the six month period ended October 31, 2005, the Company issued 81,250 shares upon the exercise of stock options for proceeds of $19,063.

(b) During the six month period ended October 31, 2005, the Company issued 10,000 shares upon the exercise of warrants for proceeds of $3,500.

(c) During the six month period ended October 31, 2005, the Company cancelled 325,000 stock options.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2005		REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)