Form 10QSB
period 2006-01-31
REGI U S INC
filed 2006-03-20
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 0-23920

REGI U.S., Inc.
(Name of Small Business Issuer in its Charter)

Oregon	91-1580146
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#1103-11871 Horseshoe Way
Richmond, BC V7A 5H5 Canada
(Address of Principal Executive Offices) (604) 278-5996 Issuer’s Telephone Number

__________________________________________________
(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes[ X ]    No [   ]     (2) Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ] No [ X ]

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

March 3, 2006

Common – 24,920,875 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any “Documents Incorporated by Reference” is contained in Item 6 of this Report.

Transitional Small Business Issuer Format Yes [   ]    No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2006
(unaudited)

REGI U.S., Inc.
(A Development Stage Company)

January 31, 2006

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheet
(expressed in US dollars)
(Unaudited)

	January 31,	April 31,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	9,285	–
Prepaid expenses (Note 6(g))	91,059	17,214
Total Assets	100,344	17,214

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	–	3,514
Accounts payable	96,209	78,077
Accrued liabilities	9,800	9,596
Due to related parties (Note 6)	213,184	137,650
Total Liabilities	319,193	228,837

Commitments (Notes 4 and 7)
Stockholders’ Deficit
Common Stock (Note 5):
50,000,000 shares authorized without par value; 24,902,125 shares issued and
outstanding	6,537,512	5,977,329
Common Stock Subscribed (Note 5(e))	23,200	–
Donated Capital (Note 6)	660,000	547,500
Deferred Compensation (Note 5(c))	(4,000)	(13,000)
Deficit Accumulated During the Development Stage	(7,435,561)	(6,723,452)
Total Stockholders’ Deficit	(218,849)	(211,623)
Total Liabilities and Stockholders’ Deficit	100,344	17,214

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in US dollars)
(Unaudited)

	Accumulated From
	July 27,1992
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to January 31,	January 31,		January 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$
Revenue	–	–	–	–	–
Expenses
General and administrative [1] (Note 6)	3,527,518	284,735	111,723	646,239	348,167
Research and development [1] (Note 6 and 7(b))	3,823,604	22,139	31,872	65,870	71,738
Amortization	130,533	–	–	–	–
Impairment loss	72,823	–	–	–	–
Operating Loss	7,557,478	306,874	143,595	712,109	419,915
Other Income (Expenses)
Interest expense	4,032	–	–	–	–
Accounts payable written-off	114,885	–	–	–	–
	118,917	–	–	–	–
Net Loss	7,435,561	306,874	143,595	712,109	419,905

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.03)	(0.02)
Weighted Average Shares Outstanding		24,368,000	22,929,000	23,996,000	22,560,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in US dollars)
(Unaudited)

	From
	July 27, 1992
	(Date of Inception)	Nine Months Ended
	to January 31,	January 31,
	2006	2006	2005
	$	$	$
Operating Activities
Net loss	(7,435,561)	(712,109)	(419,905)
Adjustments to reconcile net loss to cash
Accounts payable written-off	(114,885)	–	–
Amortization	130,532	–	3,778
Stock-based compensation	516,539	17,256	78,508
Donated services	660,000	112,500	112,500
Impairment loss	72,823	–	–
Intellectual property written off	578,509	–	–
Changes in operating assets and liabilities
Increase in accounts receivable	(3,000)	–	–
Increase in prepaid expense	(91,059)	(73,845)	–
Increase in accounts payable and accrued liabilities	229,051	18,336	1,954
Net Cash Used in Operating Activities	(5,457,051)	(637,862)	(223,165)
Financing Activities

Decrease in bank indebtedness	–	(3,514)	(3,133)
Increase in due to related parties	501,031	75,534	(78,460)
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	5,173,721	551,927	318,824
Subscriptions received	23,200	23,200	–

Net Cash Provided by Financing Activities	5,702,952	647,147	237,231
Investing Activities
Patent protection costs	(38,197)	–	(11,065)
Purchase of property plant and equipment	(198,419)	–	–
Net Cash Used by Investing Activities	(236,616)	–	(11,065)
Increase In Cash and Cash Equivalents	9,285	9,285	3,001
Cash and Cash Equivalents - Beginning of Period	–	–	–
Cash and Cash Equivalents - End of Period	9,285	9,285	3,001

Non-Cash Investing and Financing Activities
Stock-based compensation	529,539	17,256	78,508
Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Consulting services reflected as donated capital	660,000	112,500	112,500
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures
Interest paid		–	–
Income tax paid		–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)
(Unaudited)

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

The results of operations for the nine months ended January 31, 2006 are not indicative of the results that may be expected for the full year.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $218,849 and has accumulated losses of $7,435,561 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand. Rand owns approximately 14% of the shares of the Company as at January 31, 2006, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

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
(Unaudited)

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)
(Unaudited)

5.	Common Stock

	(a)	Stock Option Plan

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, April 30, 2005	1,612,750	0.26
Granted	125,000	0.45
Exercised	(50,000)	0.23
Expired	–	–

Outstanding,July 31, 2005	1,687,750	0.28
Granted	–	–
Exercised	(31,250)	0.25
Cancelled	(325,000)	0.38

Outstanding, October 31, 2005	1,331,500	0.25
Granted	–	–
Exercised	(43,750)	0.26
Cancelled	(25,000)	0.20

Outstanding, January 31, 2006	1,262,750	0.27

The pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2006	2005	2006	2005
	$	$	$	$

Net loss — as reported	(306,874)	(143,595)	(712,109)	(419,905)
Add: Stock-based compensation expense included
in net loss — as reported	4,635	29,845	17,256	78,508
Deduct: Stock-based compensation expense
determined under fair value method	(4,635)	(30,703)	(20,527)	(79,366)

Net loss — pro forma	(309,874)	(144,453)	(715,380)	(420,763)

Net loss per share – basic and diluted — as
reported	(0.01)	(0.01)	(0.03)	(0.02)
Net loss per share – basic and diluted — pro forma	(0.01)	(0.01)	(0.03)	(0.02)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)
(Unaudited)

5.	Common Stock (continued)

	(a)	Stock Option Plan (continued)

The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine month period ended January 31, 2006, was $0.45 (2005 - $0.23). During the three month period ended January 31, 2006, the Company recorded stock-based compensation of $1,635 as general and administrative expense (2005 – $23,845) and $3,000 as research and development expense (2005 - $6,000). During the nine month period ended January 31, 2006 the Company recorded stock-based compensation of $8,256 as general and administrative expense (2005 - $62,508) and $9,000 as research and development expense (2005 – $16,000).

The weighted average assumptions used are as follows:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2005	2004	2005	2004
	$	$	$	$

Expected dividend yield	–	0%	0%	0%
Risk-free interest rate	–	2.9%	3.38%	3.02%
Expected volatility	–	157%	165%	185%
Expected option life (in years)	–	0.24	1.0	1.6

Additional information regarding options outstanding as at January 31, 2006 is as follows:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number of	contractual	exercise	Number of	exercise
Exercise prices	shares	life (years)	price	shares	price

$ 0.00 – $ 0.25	973,750	0.82	$ 0.22	243,750	$ 0.21
$ 0.26 – $ 0.50	299,000	3.80	$ 0.42	75,750	$ 0.40

	1,262,750	1.53	$ 0.27	319,500	$ 0.25

(b)	Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. Compensation is recorded when the conditions to issue shares are met at their then fair market value. There are no options currently granted pursuant to this plan.

(c)	Non-cash Consideration

Shares issued for non-cash consideration to third parties were valued based on the fair market value of the services provided. During the year ended April 30, 2005, the Company issued a total of 150,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $24,000 for services to be rendered over a two-year period. The Company charged $9,000 to operations for the pro-rata portion of services performed during the nine month period ended January 31, 2006 (2005 – $11,000).

REGI U.S., Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)
(Unaudited)

5.	Common Stock (continued)

	(d)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average
	Number of	exercise price
	Shares	$
Balance, April 30, 2004	173,120	0.20
Issued	516,400	0.35
Exercised	(173,120)	0.20
Balance, April 30, 2005	516,400	0.35
Issued	325,000	0.80
Exercised	(406,400)	0.35
Expired	(110,000)	0.35
Outstanding, January 31, 2006	325,000	0.80

(d)	Share Purchase Warrants (continued)

At January 31, 2006, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

325,000	$0.80	November 31, 2007

(e)	Private Placement

The Company is in the process of raising funds through a private placement consisting of up to 1,500,000 units at $0.60 per share for proceeds of $900,000. Each unit will consist of one share of Class A common stock and one ½ warrant. Two ½ warrants will enable the investor to purchase one additional share at an exercise price of $0.80 per share in the first year and $1.00 in the second year from the date of closing. As of January 31, 2006, the Company issued 625,000 units for proceeds of $379,062 net of issue costs of $10,938 and received subscriptions of $23,200 for shares yet to be issued.

(f)	On May 27, 2005, the Company granted 125,000 stock options to employees and officers of the Company, exercisable at $0.45 per share, up to May 27, 2010.

(g)	During the nine month period ended January 31, 2006, the Company issued 125,000 shares upon the exercise of stock options for proceeds of $30,625.

(h)	During the nine month period ended January 31, 2006, the Company issued 406,400 shares upon the exercise of warrants for proceeds of $142,240.

(i)	During the nine month period ended January 31, 2006, the Company cancelled 350,000 stock options.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)
(Unaudited)

6.	Related Party Transactions/Balances

	(a)	Amounts owing to related parties are unsecured, non-interest bearing and are due on demand. These companies are related through significant ownership of the Company, having common officers and directors, and sharing the same office.

	(b)	During the nine month period ended January 31, 2006, the value of consulting services of $67,500 (2004 - $67,500) was contributed by the President, CEO and director of the Company, charged to operations and treated as donated capital.

	(c)	During the nine month period ended January 31, 2006, the value of consulting services of $22,500 (2004 - $22,500) was contributed by the Vice President and director of the Company, charged to operations and treated as donated capital.

	(d)	During the nine month period ended January 31, 2006, the value of consulting services of $22,500 (2004 - $22,500) was contributed by the CFO, COO and director of the Company, charged to operations and treated as donated capital.

	(e)	During the nine month period ended January 31, 2006, rent of $3,561 (2004 - $3,214) was paid to a company having common officers and directors.

	(f)	During the nine month period ended January 31, 2006, project management fees of $22,500 (2004 - $22,500) were paid to a company having common officers and directors.

	(g)	On June 14, 2005, the Company entered into a consulting agreement with Clearvision Inc. (“the Consulting Agreement”) for the provision of MediaBlitz!® campaign services to the Company, in consideration for 500,000 shares of the Company’s common stock at an agreed value of $0.70. These shares were provided to Clearvision by an affiliate, JGR Petroleum Inc. (“JGR”), a private company controlled by the president of the Company. The Company recognized $350,000 upon the payment of shares to Clearvision, which will be expensed over 34 weeks which is the minimum term of the agreement. At January 31, 2006, $72,059 is included with prepaid expenses. Clearvision Incorporated will design and implement a MediaBlitz!® campaign designed to create visibility for the Company’s Rand Cam™ Technology.

7.	Commitments

	(a)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

	(b)	The Company entered into a Distributors Agreement dated June 29, 2005 with ANUVU Incorporated with an option to acquire exclusive rights to distribute the ANUVU Fuel Cell technology for Canada and Europe. The Company’s affiliate REG Technologies, Inc. paid $200,000 to exercise a portion of the option agreement and acquire the Canadian rights on behalf of the Company. During the period ended January 31, 2006, the Company assigned the distribution rights to REG Technologies, Inc. and recovered $150,000 of research and development expenses. REGI U.S., Inc. has the remaining option to pay $300,000 for the European rights, of which $150,000 was to be paid within 90 days of the Agreement, and the balance of $150,000 by November 30, 2005. On December 6, 2005, the Company paid $7,000 CDN to extend the option until February 28, 2006, when the option was allowed to expire The rights are subject to a royalty of 5% of gross sales. The Company will receive 2 warrants of ANUVU’s common stock for every dollar paid for the distribution rights to a maximum of 1,000,000 warrants. Each warrant will be exercisable to acquire one share of ANUVU’s common stock at $0.01 per share up to one year from date of payment.

8.	Subsequent Event

Subsequent to the nine month period ended January 31, 2006, the Company issued 18,750 shares upon the exercise of stock options for proceeds of $3,750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements

This report contains forward-looking statements. The words, “anticipate”, “believe”, “expect”, “plan”, “intend”, “estimate”, “project”, “could”, “may”, “foresee”, and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company’s Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $218,849 and has accumulated losses of $7,435,561 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand. Rand owns approximately 14% of the shares of the Company as at January 31, 2006, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Progress Report from November 1, 2005 to March 13, 2006

On January 24, 2006 we announced the completion of several continuous successful combustion tests at 245 RPM on the new version of the Rand Cam™ engine. Several spin tests were conducted initially up to 800 RPM on the new modified version of the Rand Cam™ engine. An insignificant amount of wear on the engine has been confirmed during the months of December 2005, and January 2006.

On January 20, 2006, several continuous successful combustion tests were completed and documented on video tape. These combustion tests are available on the Company’s web site www.regtech.com.

On February 14, 2006 the 125 H.P. RadMax™ engine was received by REGI U.S., Inc. from Radian Milparts and will be tested by our rotary engine specialist. The 125 H.P. RadMax™ engine is the improved version of the

42 H.P. RadMax™ engine, which focused on eliminating leak paths and was designed for maintainability.

Results of operations for the nine months ended January 31, 2006 (“2006”) compared to the nine months ended January 31, 2005 (“2005”)

There were no revenues from product licensing during the periods.

The net loss in 2006 increased by $292,194 to $712,109 compared to $419,915 in 2005. Administrative expenses increased by $298,072 to $646,239 from $348,167 in 2005. Research and development expenses decreased by $5,868 to $65,870 compared to $71,738 in 2005.

Liquidity

During the nine months ended January 31, 2006, we financed our operations mainly by receiving support from related parties in the amount of $75,534, and by receiving proceeds of $551,927 from the issuance of common stock. The amounts from related parties are non-interest bearing, unsecured and repayable on demand. The related parties have indicated that they will advance further funds if needed.

As at January 31, 2006, we had a working capital deficit of $218,849. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a shareholder (Rand). Rand owns approximately 14% of the shares of the Company, having an approximate current market value of $2,086,000 as at January 31, 2006, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31,2006 , we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II	Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

The Company is in the process of raising funds through a private placement consisting of up to 1,500,000 units at $0.60 per share for proceeds of $900,000. Each unit will consist of one share of Class A common stock and one ½ warrant. Two ½ warrants will enable the investor to purchase one additional share at an exercise price of $0.80 per share in the first year and $1.00 in the second year from the date of closing. As of January 31, 2006, the Company issued 625,000 units for proceeds of $379,062 net of issue costs of $10,938 and received subscriptions of $23,200 for shares yet to be issued.

(b)	On May 27, 2005, the Company granted 125,000 stock options to employees and officers of the Company, exercisable at $0.45 per share, up to May 27, 2010.

(c)	During the nine month period ended January 31, 2006, the Company issued 125,000 shares upon the exercise of stock options for proceeds of $30,625.

(d)	During the nine month period ended January 31, 2006, the Company issued 406,400 shares upon the exercise of warrants for proceeds of $142,240.

(e)	During the nine month period ended January 31, 2006, the Company cancelled 350,000 stock options.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

4.1	Agreement between REGI U.S., Inc. and Radian Inc. dated December 21, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On January 6, 2006, the Company filed a Form 8-K Current Report regarding an agreement with Radian Inc. to obtain the rights to Radian’s RadMax technology preliminary patent application, the RadMax trademark, including study notes, drawings and parts list from Radian Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006	REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)