Form 10KSB
period 2006-04-30
REGI U S INC
filed 2006-08-14
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2006

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
[X] Yes [   ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form
10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [               ] Yes [ X ] No

State the issuer’s revenues for its most recent fiscal year: nil.

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 17, 2006, computed by reference to the price at which the stock was sold on that date: $39,295,293.

The number of shares outstanding of the registrant's common stock, no par value, as of July 17,
2006 was 25,900,375.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("RAND") which holds approximately 12% of the common shares of REGI, which, in turn, is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech").

We are engaged in the business of developing and building an improved axial vane-type rotary engine known as the Rand Cam/Direct Charge Engine ("RC/DC Engine"), which is a variation of the Rand Cam Rotary Engine, an axial vane rotary engine ("Original Engine"). The worldwide, exclusive of the United States, intellectual and marketing rights to the RC/DC Engine are held by Reg Tech. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%.

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

BUSINESS OF THE COMPANY AND PRODUCTS

Overview and History

We are engaged in the business of developing and building an improved axial vane-type rotary engine known as the Rand CamTM Direct Charge (“RC/DC”) Engine, which is a variation of the Original Engine. The Original Engine is an axial vane rotary engine, the worldwide marketing rights to which are held by Reg Tech. A United States patent was issued for the RC/DC Engine on July 4, 1995, and assigned to us. Since no marketable product has yet been developed, we have not received any revenues from operations.

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

On January 24, 2006 REGI announced the completion of several continuous successful combustion tests at 245 RPM on the new version of the Rand Cam™ engine. Several spin tests were conducted initially up to 800 RPM on the new modified version of the Rand Cam™ engine. An insignificant amount of wear on the engine has been confirmed during the months of December 2005, and January 2006.

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

The announcement further stated that the RadMax ™ Engine, a heavy fuel engine that is comprised of only 13 moving parts, is completely balanced and on all speeds, loads and orientation angles. Without piston valves, a crankshaft or camshaft it is inherently quiet at 60 dB at 1,500 feet.

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

On February 14, 2006 the 125 H.P. RadMax™ engine was received by REGI from Radian Milparts and will be tested by the Company’s rotary engine specialist. The 125 H.P. RadMax™ engine is the improved version of the 42 H.P. RadMax™ engine, which focused on eliminating leak paths and was designed for maintainability.

In March 2006 we announced that final modifications, which were successfully implemented on the 42 H.P Rand Cam™, were being completed by Ebco Industries, for the 125 H.P. version of the RadMax™ engine. The modifications will be completed during 2006 and an extensive testing program will commence. The 125 H.P. RadMax™ engine has been thoroughly designed with advanced sealing methods by Radian Milparts, which will be the production model for presentation to several major companies interested in licensing the technology from REGI U.S., Inc. The testing will consist of endurance to determine wear and tear, and maintenance factors /hydrocarbons /calculations and fuel efficiency using a state-of-the-art computerized fuel injection system.

Rand Cam™ Generator and Fuel Cell Technology

In September 2004 testing had commenced for the Rand Cam™ generator application for hybrid electric cars, portable generator application, and for back up power for family homes. Brian Cherry, our Vice President of the Rand Cam™ engine projects and co-inventor of the Rand Cam™ technology, is overseeing the development and testing in conjunction with two rotary engine mechanics with over 10 years experience with the Mazda rotary engine.

In April, 2005 we completed several successful, continuous combustion tests for the Rand Cam™ engine using gasoline fuel. The series of tests took place at SNK’s facilities, in Richmond, BC, on April 14, 2005, with starter speed of up to 490 RPM, utilizing a unique vane design that does not require vane tip seals. Eliminating the need for vane tip seals will reduce the manufacturing and maintenance costs significantly, therefore, resulting in a breakthrough with the technology. The Rand Cam™ engine design will be further tested for generator and hybrid car applications.

The Company entered into a Distributors Agreement dated June 29, 2005, with ANUVU Incorporated with an option to acquire exclusive rights to distribute the ANUVU Fuel Cell technology for Canada and Europe. The Company’s affiliate, REG, paid $200,000 to exercise a portion of the option agreement and acquire the Canadian rights on behalf of the Company. During the year ended April 30, 2006 , the Company assigned the distribution rights to Reg Tech and recovered $200,000 of research and development expenses.

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

On May 1, 2006, our shares began trading on the Frankfurt Stock Exchange under the symbol (RGJ). International Security Identification Number (ISIN/CUSIP) number is US7589431045. Because the Frankfurt exchange is the third-largest organized exchange-trading market in the world (just behind the NYSE and Nasdaq exchanges), in terms of turnover and dealings in securities, we anticipate a much wider, international market access for our shares. The listing on the Frankfurt Stock Exchange provides us with increased exposure to worldwide capital markets and will enable us to attract European institutional and individual investors to trade our common stock in euros.

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

The Company is currently developing and testing the 42 HP diesel engine and the 125 HP diesel engine. The following marketing activities are all currently underway:

GENERATOR AND FUEL CELL - We entered into an exclusive distributor agreement with Anuvu Incorporated to build a working fuel cell model prototype for a vehicle for demonstration purposes in Canada and Europe for Reg Technologies, Inc.

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

In December 2005, we completed an agreement to obtain the rights to the RadMax technology preliminary patent application, the RadMax trademark, including study notes, drawings and parts list from Radian Inc.

In exchange for these property rights, we will provide an unconditional release to Radian for all obligations under the UAV license agreement dated April 24, 2002 and modified May 14, 2004. Completing this agreement will allow us to own 100% interest in the rights to the new RadMax rotary design. Radian agrees to provide all the work completed to date, including preliminary patent applications and all hardware.

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

History of Losses. We have a history of operating losses, and an accumulated deficit, as of April 30, 2006, of $7,778,810. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Control by Current Insiders. 6,637,976 common shares, not including currently exercisable options or warrants, are owned by current insiders representing control of approximately 25.6% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

RESEARCH AND DEVELOPMENT

The basic research and development work on the RC/DC Engine and other products is being coordinated and funded by Reg Tech and REGI U.S., Inc. and funded as to 50% each.

We plan to contract with outside individuals, institutions and companies to perform most of the additional research and development work which we may require to benefit from our rights to the RC/DC Engine and other products.

During the last two fiscal years, we have incurred a total of $148,251 in research and development expenses. During the last year, the majority of the costs were paid directly toward the building of the 42 horsepower prototypes by Radian Milparts and by Advanced Ceramics for the 10 horsepower ceramic engine for unmanned aerial applied uses.

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

ITEM 2. DESCRIPTION OF PROPERTY

We own no properties. We currently utilize office space leased by Reg Tech in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver. The monthly rent for our portion of this office space is $500.00. The present facilities are believed to be adequate for meeting our needs for the immediate future. However we expect that we will likely acquire separate space when the level of business activity requires us to do so. We do not anticipate that we will have any difficulty in obtaining such additional space at favorable rates. There are no current plans to purchase or lease any properties in the near future.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings or litigation, nor are we aware that any litigation is presently being threatened or contemplated against us or any officer, director or affiliate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2006, through the solicitation of proxies or otherwise.

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

	Bid Price		Asked Price
	High $	Low $	High $	Low $
Quarter Ended April 30, 2003	.09	.04	.11	.05
Quarter Ended July 31, 2003	.23	.045	.27	.06
Quarter Ended October 31, 2003	.43	.12	.46	.18
Quarter Ended January 31, 2004	.45	.25	.47	.25
Quarter Ended April 30, 2004	.32	.19	.37	.20
Quarter Ended July 31, 2004	.27	.15	.29	.16
Quarter Ended October 31, 2004	.4	.24	.425	.285
Quarter Ended January 31, 2005	2.21	.33	2.28	.34
Quarter Ended April 30, 2005	1.07	.369	1.1	.04
Quarter Ended July 31, 2005	.82	.35	1.00	.40
Quarter Ended October 31, 2005	.95	.54	.97	.57
Quarter Ended January 31, 2006	.85	.41	.88	.47
Quarter Ended April 30, 2006	2.50	.48	2.53	.51

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of July 17, 2006, there were 25,900,375 shares of common stock outstanding, held by 240 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. See Note 4 to our audited financial statements for the fiscal year ended April 30, 2006 for more information on recent sales of unregistered securities.

On December 24, 2004, the Company closed a private placement offering for subscriptions of 1,032,800 units of the Company at a purchase price of $0.25 per unit for total cash proceeds of $258,200. Each unit consisted of one common stock of the Company and one-half non-transferable share purchase warrant. Each whole warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.35. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act.

On April 26, 2006 we closed private placement offering for subscriptions of an aggregate of 1,500,000 Units at US$0.60 per Unit for total cash proceeds of $900,000. Each Unit consisted of one share common stock of the Company and one-half warrant. Each whole warrant, may be exercised to enable the investor to purchase one additional share of common stock at US$0.80 within the first year of the date of issuance to the purchaser, and US$1.00 within the second year of the date of issuance to the purchaser. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the "RC/DC Engine").

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totaling $7,778,810 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2006, we had working capital of $100,203. Our only assets are cash totaling $240,137 prepaid expenses, totaling $60,139. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

During 2006 and 2005, we raised a total of $1,158,200 pursuant to two private placements of an aggregate of 2,532,800 units. 1,032,800 units of the Company were issued at a purchase price of $0.25 per unit for total cash proceeds of $258,200. Each unit contains one share and one-half warrant. Each whole warrant may be exercised within one year of date of issuance to acquire one additional share at $0.35 per share. 1,500,000 Units were issued at a purchase price of US$0.60 per Unit for total cash proceeds of $900,000. Each Unit consisted of one share common stock of the Company and one half warrant. Each whole warrant may be exercised to enable the investor to purchase one additional share of Common Stock at US$0.80 within the first year of the date of issuance to the purchaser, and US$1.00 within the second year of the date of issuance to the purchaser.

During the year, we also raised $53,313 from the exercise of 212,000 stock options, and $142,240 from the exercise of 406,400 share purchase warrants. During the fiscal year ended April 30, 2005, we raised $29,750 from the exercise of 133,750 stock options, and $34,624 from the exercise of 173,120 share purchase warrants. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. We may also raise additional funds through the exercise of warrants and stock options.

Results of operations for the year ended April 30, 2006 ("2006) compared to the year ended April 30, 2005 ("2005")

There were no revenues from product licensing during 2006 and 2005.

The net loss in 2006 increased by $470,469 to $1,055,358 compared to $584,889 in 2005. The increase was due to an increase of $620,025 in general and administrative expenses. The increase in administrative expenses was mainly due to an increase in stock-based compensation of $101,489 to $124,793 in 2006 from $23,304 in 2005 and an increase in consulting fees of $153,220 to $329,922 in 2006 from $176,702 in 2005, and an increase in investor relations expenses of $381,890 to $467,009 in 2006 from $85,119 in 2005. The majority of prototype construction and testing costs continues to be borne by potential licensees and manufacturers. See above progress reports for research and development activity conducted during the year.

LIQUIDITY AND CAPITAL RESOURCES

During 2006, we financed our operations mainly through proceeds of $195,553 from the exercise of stock options and share purchase warrants, as well as net proceeds of $881,088 from the completion of a private placement offering.

We received funding in 2006 from our affiliated companies (common officers and directors) and our 12% shareholder, Rand Energy Group, Inc. (“Rand”) and Reg Technologies Inc., the controlling shareholder of Rand Energy Group, Inc. The total amount owing to related parties is $143,258 or 72% of total current liabilities as at April 30, 2006. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of, further funds if needed.

As at April 30, 2006, we had working capital of $100,203. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a major shareholder (Rand). Rand owns 3,205,986 shares and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being April 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position

John G. Robertson	65	Director, Chairman of the Board of Directors, President and Chief Executive Officer
Jennifer Lorette	34	Director, Vice-President
James Vandeberg	62	Director and Chief Operating Officer and Chief Financial Officer
Brian Cherry	66	Vice President, Rand Cam™ Engine Technology Projects

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

James L. Vandeberg - Chief Operating Officer and Chief Financial Officer, and a Member of the Board of Directors

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999. Mr. Vandeberg is an attorney in Seattle, Washington. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and. He is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of IAS Communications Inc. an Oregon corporation traded on the OTC bulletin board. Mr. Vandeberg is also a director of Reg Technologies Inc. which is traded on the OTC bulletin board. Mr. Vandeberg is also a director of ASAP Show Inc. since 2005. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

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

ITEM 10. EXECUTIVE COMPENSATION

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson received no compensation from us in fiscal year 2006.

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under- lying Options/ SARs (#)	LTIP (2) Payout ($)	All Other Compensation ($)
John G. Robertson, President and CEO	2006 2005 2004	Nil Nil Nil	Nil Nil Nil	30,000 30,000 36,000 (3)	Nil Nil Nil	570,000 Nil Nil	Nil Nil Nil	Nil Nil Nil

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

The following table sets forth certain information with respect to options exercised during the fiscal year ended April 30, 2006 by our Chief Executive Officer, and with respect to unexercised options held by our Chief Executive Officer at the end of fiscal 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value realized ($)	Number of Unexercised Options at Years End Exercisable / Unexercisable	Value of Unexercised Options at Year End (1) Exercisable / Unexercisable
John G. Robertson	-0-	-0-	570,000 / 0	$1,088,700 / -0-

(1) The calculation of the value of unexercised options is based on the difference between the last sale price of $2.11 per share for our common stock on April 28, 2006 and the exercise price of each option (then $0.20), multiplied by the number of shares covered by the option.

We do not have any Long Term Incentive Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 12, 2006, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of Shares Owned

John G. Robertson, Chairman of the Board of Directors, President and Director (1) (2) (3)	6,463,826	25.0%

James McCann (4)	3,205,986	11.9%

Rand Energy Group Inc. (5)	3,205,986	11.9%

Jennifer Lorette, Vice President and Director (6)	155,400	*

James Vandeberg, Chief Operating Officer and Director (7)	75,000	*

Brian Cherry, Vice President of the Rand Cam™ Engine Technology Projects	Nil	*

ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR INDIVIDUALS) (8)	6,637,976	25.6%

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

*Less than one percent of the issued and outstanding on July 17, 2006, which was 25,900,375

(1) This individual may be deemed to be a "parent or founder" of REGI as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 3,205,986 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 570,000 options that are currently exercisable. Mr. Robertson's address is the same as the Company's.

(3) Includes 2,747,720 common shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, and 570,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as REGI’s address.

(4) Includes 3,205,986 shares registered in the name of Rand Energy Group Inc. See Note (6) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(5) Rand Energy Group Inc. is owned 51% by REG TECH and 49% by Rand Cam Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both REG TECH and Rand Cam

Engine Corp. could be considered the beneficial owner of the 3,205,986 shares registered in the name of Rand Energy Group Inc.

SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in REG TECH. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 3,205,986 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

Rand Cam Engine Corp. is a privately held company whose stock is controlled by James McCann and by several other shareholders in minor interest. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

(6) Includes 125,000 options that are currently exercisable. Ms. Lorette's address is the same as the Company's.

(7) Includes 18,750 options that are currently exercisable. Mr. Vandeberg's address is 601 Union Street, Suite 4500, Seattle, WA 98101.

(8) Includes 3,205,986 shares registered in the name of Rand Energy Group Inc. whose beneficial ownership is attributed to Mr. Robertson as set forth in Note (2) above. See Note (5) above for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 570,000 options that are currently exercisable.

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

ITEM 13. EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between Regi U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)

10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
23.1	Consent of Independent Auditors	(8)
23.2	Consent of Independent Auditors	(8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(8)
32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2005
(8)	Incorporated herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, Smythe Ratcliffe during 2006, and to our former auditor, Manning Elliott, in 2005:

	2006	2005
Type of Services Rendered	Fiscal Year	Fiscal Year
(a) Audit Fees	$ *****	$10,900

(b) Audit-Related Fees	$Nil	$Nil

(c) Tax Fees	$Nil	$Nil

(d) All Other Fees	$Nil	$Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: August 14, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	President, Chief	8/14/06
(John G. Robertson)	Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer	8/14/06
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Vice President and Director	8/14/06
(Jennifer Lorette)

/s/ Brian Cherry	Vice President	8/14/06
(Brian Cherry)

EXHIBIT INDEX

Number	Description	Page
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc	(2)
3.3	By-Laws…	(1)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between Regi U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.5	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.6	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
23.1	Consent of Independent Auditors	(8)
23.2	Consent of Independent Auditors	(8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(8)
32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	(8)

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001.
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2006
(8)	Incorporated herein.

REGI U.S., Inc.
(A Development Stage Company)

April 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF REGI U.S., INC.
(A Development Stage Company)

We have audited the accompanying balance sheet of REGI U.S., Inc. (A Development Stage Company) as at April 30, 2006 and the statements of operations, stockholders' equity and cash flows for the year then ended and the period from July 27, 1992 (date of inception) to April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, stockholders’ deficit, and cash flows from July 27, 1992 (date of inception) to April 30, 2005 were audited by other auditors whose report dated August 9, 2005 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ deficit and cash flows from inception to April 30, 2006, insofar as it related to amounts for prior periods through April 30, 2005, is solely based on the reports of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2006 and the results of its operations and its cash flows for the year then ended and the cumulative totals for the development stage of operations from July 27, 1992 (date of inception) through April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the financial statements, the Company has minimal revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, British Columbia
July 25, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
REGI U.S., Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of REGI U.S., Inc. (A Development Stage Company) as at April 30, 2005 and the related statements of operations, cash flows and stockholders’ deficit for the year then ended and for the period from July 27, 1992 (Date of Inception) to April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2005, and the results of its operations and its cash flows for the year then ended and for the period from July 27, 1992 (Date of Inception) to April 30, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has accumulated operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CHARTERED ACCOUNTANTS
Vancouver, Canada
August 9, 2005

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	April 30,	April 30,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	240,137	–
Prepaid expenses	60,139	17,214
Total Assets	300,276	17,214

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Bank indebtedness	–	3,514
Accounts payable	33,515	78,077
Accrued liabilities	23,300	9,596
Due to related parties (Note 6(a))	143,258	137,650
Total Liabilities	200,073	228,837

Commitments (Note 7)
Stockholders’ Equity (Deficit)
Common Stock (Note 5):
50,000,000 shares authorized without par value; 25,839,125 shares issued and
outstanding (2005 - 23,720,725 shares)	6,915,482	5,838,841
Additional Paid-in Capital	262,281	125,488
Subscriptions Received	3,750	–
Donated Capital (Note 6)	697,500	547,500
Deficit Accumulated During the Development Stage	(7,778,810)	(6,723,452)
Total Stockholders’ Equity (Deficit)	100,203	(211,623)
Total Liabilities and Stockholders’ Equity (Deficit)	300,276	17,214

Approved by the Directors:

“John Robertson”
John Robertson - Director

“Jennifer Lorette”
Jennifer Lorette - Director

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated From
	July 27,1992
	(Date of Inception)	For the Year Ended
	to April 30,	April 30,
	2006	2006	2005
	$	$	$

Expenses

Amortization	130,533	–	5,292
General and administrative[1] (Note 6)	3,931,583	1,054,336	434,311
Impairment loss	72,823	–	72,823
Research and development (Note 6)	3,833,522	75,788	72,463

Operating Loss	7,968,461	1,130,124	584,889

Other Income

Accounts payable written-off (Note 4)	189,651	74,766	–

Net Loss for Year	7,778,810	1,055,358	584,889

Loss Per Share		(0.04)	(0.03)

Weighted Average Common Shares Outstanding		24,240,000	22,836,000

[1] Included in General and administrative:
Stock-based compensation	263,281	124,793	23,304
Amortization of deferred compensation	372,795	12,000	38,828

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From July 27, 1992 (Date of Inception) to April 30, 2006
(expressed in U.S. dollars)

							Deficit
							Accumulated	Total
				Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficit)
	#	$	$	$	$	$	$	$
Balance – July 27, 1992 (date of
inception)	–	–	–	–	–	–	–	–
Stock issued for intellectual
property at $0.001 per share	5,700,000	57,000	–	–	–	–	–	57,000
Stock issued for cash	300,000	3,000	–	–	–	–	–	3,000
Net loss	–	–	–	–	–	–	(23,492)	(23,492)
Balance – April 30, 1993	6,000,000	60,000	–	–		–	(23,492)	36,508
Stock issued for cash pursuant to a
public offering	500,000	500,000	–	–	–	–	–	500,000
Net loss	–	–	–	–	–	–	(394,263)	(394,263)
Balance – April 30, 1994	6,500,000	560,000	–	–		–	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	–	–	–	–	–	1,000
Private placement	250,000	562,500	–	–	–	–	–	562,500
Warrants exercised	170,200	213,000	–	–	–	–	–	213,000
Net loss	–	–	–	–	–	–	(1,225,743)	(1,225,743)
Balance – April 30, 1995	6,930,200	1,336,500	–	–	–	–	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	–	–	–	–	–	75,800
Warrants exercised	132,200	198,300	–	–		–	–	198,300
A private offering	341,000	682,000	–	–	–	–	–	682,000
Net loss	–	–	–	–	–	–	(796,905)	(796,905)
Balance – April 30,1996	7,635,900	2,292,600	–	–	–	–	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	–	–	–	–	–	13,700
Warrants exercised	185,400	278,100	–	–	–	–	–	278,100
Private placements	165,000	257,500	–	–	–	–	–	257,500
Net loss	–	–	–	–	–	–	(510,184)	(510,184)
Balance – April 30, 1997	8,123,300	2,841,900	–	–	–	–	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	–	–	–	–	–	5,000
A units offering	500,000	500,000	–	–	–	–	–	500,000
Stock issued for acquisition of
AVFS rights	400,000	288,251	–	–	–	–	–	288,251
Stock issued for financial
consulting services	125,000	170,250	–	–	–	–	–	170,250
Stock issued to settle an accrued
liability	50,000	25,000	–	–	–	–	–	25,000
Net loss	–	–	–	–	–	–	(580,901)	(580,901)
Balance – April 30, 1998	9,248,300	3,830,401	–	–	–	–	(3,531,488)	298,913

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From July 27, 1992 (Date of Inception) to April 30, 2006
(expressed in U.S. dollars)

							Deficit
							Accumulated	Total
				Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficit)
	#	$	$	$	$	$	$	$
Balance – April 30, 1998	9,248,300	3,830,401	–	–	–	–	(3,531,488)	298,913
Stock issued for financial
consulting services	100,000	71,046	–	–	–	–	–	71,046
Net loss	–	–	–	–	–	–	(397,924)	(397,924)
Balance – April 30, 1999	9,348,300	3,901,447	–	–	–	–	(3,929,412)	(27,965)
Stock issued for cash pursuant to:
A private placement	852,101	639,075	–	–	–	–	–	639,075
Cash commission paid	–	(47,607)	–	–	–	–	–	(47,607)
Warrants exercised	17,334	17,334	–	–	–	–	–	17,334
Stock-based compensation	–	–	15,417	–	–	–	–	15,417
Net loss	–	–	–	–	–	–	(413,495)	(413,495)
Balance – April 30, 2000	10,217,735	4,510,249	15,417	–	–	–	(4,342,907)	182,759
Stock issued for cash pursuant to
warrants exercised	4,000	2,000	–	–	–	–	–	2,000
Stock-based compensation	–	–	18,500	–	–	–	–	18,500
Stock to be issued	–	–	–	72,000	–	–	–	72,000
Net loss	–	–	–	–	–	–	(808,681)	(808,681)
Balance – April 30, 2001	10,221,735	4,512,249	33,917	72,000	–	–	(5,151,588)	(533,422)
Stock issued for cash pursuant to a
private placement	1,066,200	266,550	–	(72,000)	–	–	–	194,550
Amount receivable	–	(3,000)	–	–	–	–	–	(3,000)
Stock-based compensation	–	–	3,083	–	–	–	–	3,083
Net loss	–	–	–	–	–	–	(156,090)	(156,090)
Balance - April 30, 2002	11,287,935	4,775,799	37,000	–	–	–	(5,307,678)	(494,879)
Stock issued to settle debt (Note 6)	6,100,000	305,000	–	–	–	–	–	305,000
Stock issued for services	250,000	16,500	–	–	–	–	–	16,500
Stock issued for convertible
debenture	50,000	5,000	–	–	–	–	–	5,000
Stock to be issued
	–	–	–	25,968	–	–	–	25,968
Donated consulting services	–	–	–	–	187,500	–	–	187,500
Net loss	–	–	–	–	–	–	(220,972)	(220,972)
Balance – April 30, 2003
	17,687,935	5,102,299	37,000	25,968	187,500	–	(5,528,650)	(175,883)

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From July 27, 1992 (Date of Inception) to April 30, 2006
(expressed in U.S. dollars)

							Deficit
							Accumulated	Total
				Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficit)
	#	$	$	$	$	$	$	$
Balance – April 30, 2003	17,687,935	5,102,299	37,000	25,968	187,500	–	(5,528,650)	(175,883)
Donated consulting services	–	–	–	–	210,000	–	–	210,000
Stock issued for cash pursuant to a
private placement	173,120	25,968	–	(25,968	–	–	–	–
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	–	–	–	–	–	86,000
Stock options exercised	100,000	20,000	–	–	–	–	–	20,000
Stock-based compensation	–	–	78,184	–	–	(78,184)	–	–
Stock issued for services	400,000	92,000	–	–	–	(92,000)	–	–
Stock issued to settle debt	3,320,000	166,000	–	–	–	–	–	166,000
Deferred compensation	–	–	–	–	–	142,355	–	142,355
Net loss	–	–	–	–	–	–	(609,913)	(609,913)
Balance – April 30, 2004	22,231,055	5,492,267	115,184	–	397,500	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	–	–	–	(24,000)	–	–
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	–	–	–	–	–	29,750
Warrants exercised	173,120	34,624	–	–	–	–	–	34,624
Private placement	1,032,800	258,200	–	–	–	–	–	258,200
Stock-based compensation	–	–	23,304	–	–	–	–	23,304
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Deferred compensation	–	–	–	–	–	38,829	–	38,829
Net loss	–	–	–	–	–	–	(584,889)	(584,889)
Balance - April 30, 2005	23,720,725	5,838,841	138,488	–	547,500	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to
additional paid in capital	–	–	(13,000)	–	–	13,000	–	–
Stock issued for cash pursuant to:
Options exercised	212,000	53,313	–	–	–	–	–	53,313
Warrants exercised	406,400	142,240	–	–	–	–	–	142,240
Private placement	1,500,000	881,088	–	–	–	–	–	881,088
Common stock subscribed	–	–	–	3,750	–	–	–	3,750
Stock-based compensation	–	–	124,793	–	–	–	–	124,793
Deferred compensation	–	–	12,000	–	–	–	–	12,000
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Net loss	–	–	–	–	–	–	(1,055,358)	(1,055,358)
Balance – April 30, 2006	25,839,125	6,915,482	262,281	3,750	697,500	–	(7,778,810)	100,203

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	From
	July 27, 1992
	(Date of Inception)	For the Year Ended
	to April 30,	April 30,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(7,778,810)	(1,055,358)	(584,889)

Adjustments to reconcile net loss to net cash used
in operating activities
Accounts payable written-off	(189,651)	(74,766)	–
Amortization	130,533	–	5,292
Impairment loss	72,823	–	72,823
Stock-based compensation	263,281	124,793	23,304
Amortization of deferred compensation	372,795	12,000	38,828
Donated services	697,500	150,000	150,000
Intellectual property written-off	578,509	–	–

Changes in operating assets and liabilities
Accounts receivable	(3,000)	–	–
Prepaid expense	(60,139)	(42,925)	(17,214)
Accounts payable and accrued liabilities	254,622	43,908	1,423

Cash Used in Operating Activities	(5,661,537)	(842,348)	(310,433)

Investing Activities

Patent protection costs	(38,197)	–	(13,250)
Purchase of property, plant and equipment	(198,419)	–	–

Cash Used in Investing Activities	(236,616)	–	(13,250)

Financing Activities

Increase (decrease) in bank indebtedness	–	(3,514)	381
Advance from related parties	431,105	5,608	728
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	5,672,467	1,076,641	322,574
Subscriptions received	29,718	3,750	–

Cash Provided by Financing Activities	6,138,290	1,082,485	323,683

Increase In Cash and Cash Equivalents	240,137	240,137	–

Cash and Cash Equivalents - Beginning of Period	–	–	–

Cash and Cash Equivalents - End of Period	240,137	240,137	–

Non-Cash Investing and Financing Activities

Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Consulting services reflected as donated capital	697,500	150,000	150,000
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
Years Ended April 30, 2006 and 2005
(expressed in U.S. dollars)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

REGI U.S., Inc. (the “Company”) was incorporated in the state of Oregon, U.S.A. on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”). The world-wide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder who owns 13% of the Company’s issued and outstanding stock and controls the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has accumulated losses of $7,778,810 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 12% of the shares of the Company, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company is a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

	(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

	(c)	Financial Instruments

		(i)	Fair Value

The carrying values of cash, accounts payable, accrued liabilities and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

		(ii)	Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

		(iii)	Credit Risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
Years Ended April 30, 2006 and 2005
(expressed in U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(c)	Financial Instruments (Continued)

(iv) Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(d)	Intangible Assets

Intangible assets represent legal costs incurred in establishing patents. These costs are being amortized on a straight-line basis over 20 years. The useful life of the patent is determined by management and is not to exceed the legal life. No amortization is provided on capitalized patent costs until such time as the patent has been granted. Intangible assets previously recorded were written off as impairment loss in 2005. Legal costs incurred for patents are charged to operations as part of research and development.

	(e)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	(f)	Research and Development

The Company is in the development stage and all costs relating to research and development are charged to operations as incurred.

	(g)	Stock-Based Compensation

Prior to May 1, 2005, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant.

Effective May 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments”, using the modified retrospective transition method.

The pro forma information is as follows:

April 30,
2005
$

Net loss — as reported	(584,889)
Add: Stock-based compensation expense included in net
loss — as reported	23,304
Deduct: Stock-based compensation expense determined under
fair value method	(25,884)

Net loss — pro forma	(587,469)

Loss per share – basic and diluted — as reported	(0.03)
Loss per share – basic and diluted — pro forma	(0.03)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
Years Ended April 30, 2006 and 2005
(expressed in U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(g)	Stock-Based Compensation (Continued)

The fair value for options granted was estimated at the date of grant using the Black-Scholes option pricing model and the weighted average fair value of stock options granted during the year ended April 30, 2006, was $0.44 (2005 - $0.36). During the year ended April 30, 2006, the Company recorded stock-based compensation of $124,793 (2005 - $23,304) as general and administrative expense. At April 30, 2006, the Company had $316,472 of total unrecognized compensation cost related to non-vested stock options held by employees, which will be recognized over future periods.

The weighted average assumptions used are as follows:

	April 30, 2006	April 30, 2005
Expected dividend yield	0%	0%
Risk-free interest rate	3.89%	2.44%
Expected volatility	123%	172%
Expected option life (in years)	2.04	1.36

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock option.

(h)	Basic and Diluted Income (Loss) per Share

The Company computes income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of common shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

(i)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-Monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-Monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard will not have a material effect on the Company’s results of operations or financial position.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
Years Ended April 30, 2006 and 2005
(expressed in U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(i)	Recent Accounting Pronouncements (Continued)

The FASB has also issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, and SFAS No. 156, “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

	(j)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

3.	INTANGIBLE ASSETS

(a)

Pursuant to an agreement dated August 20, 1992, the Company acquired the U.S. rights to the original Rand Cam-Engine from Rand by issuing 5,700,000 shares at a fair value of $0.01 per share. The Company will pay Rand and the original owner a net profit royalty of 5% and 1%, repecitively. The $57,000 was charged to operations as research and development.

(b)

Pursuant to a letter of understanding dated December 13, 1993 between the Company, Rand and Reg (collectively called the grantors) and West Virginia University Research Corporation (“WVURC”), the grantors have agreed that WVURC shall own 5% of all patented technology with regards to Rand-Cam Engine technology and Direct-Charge Engine technology and will receive 5% of all net profits from sales, licences, royalties or income derived from the patented technology.

4.	ACCOUNTS PAYABLE

Long outstanding accounts payable in the amount of $74,766 was determined to be no longer payable and was written-off during the 2006 year.

5.	COMMON STOCK

	(a)	Private Placements

(i)

During the year ended April 30, 2006, the Company issued 1,500,000 units at $0.60 per unit for proceeds of $881,088, net of commissions of $18,912, pursuant to a private placement. Each unit consists of one share of common stock and one-half warrant. Each whole warrant will enable the investor to purchase one additional share at an exercise price of $0.80 per share in the first year and $1 per share in the second year.

(ii)

On December 24, 2004, the Company closed a private placement offering for 1,032,800 units of the Company at a purchase price of $0.25 per unit for total cash proceeds of $258,200. Each unit consisted of one common share of the Company and one-half non-transferable share purchase warrant.

Each whole warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.35 per share.

	(b)	Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan, the Company has granted stock options to certain directors and employees.

All options granted by the Company have the following vesting schedule:

(i) Up to 25% of the option may be exercised at any time during the term of the option, such initial exercise is referred to as the “First Exercise”.

(ii) The second 25% of the option may be exercised at any time after 90 days from the date of First Exercise, such second exercise is referred to as the “Second Exercise”.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
Years Ended April 30, 2006 and 2005
(expressed in U.S. dollars)

5.	COMMON STOCK (Continued)

	(b)	Stock Option Plan (Continued)

		(iii)	The third 25% of the option may be exercised at any time after 90 days from the date of Second Exercise, such second exercise is referred to as the “Third Exercise”.

		(iv)	The fourth and final 25% of the option may be exercised at any time after 90 days from the date of the Third Exercise.

On May 27, 2005, the Company granted 75,000 stock options to consultants exercisable at $0.45 per share, up to May 27, 2010. On April 21, 2006, the Company granted 75,000 stock options to a consultant exercisable at $2.20 per share, up to April 21, 2011. The weighted average grant date fair value of these 150,000 stock options granted to non-employees pursuant to the Plan was $1.32 per share. During the year ended April 30, 2006, the Company charged stock-based compensation expense of $63,571 to operations for the vested fair value of these stock options in accordance with SFAS No. 123.

On May 27, 2005, the Company granted 50,000 stock options to an officer of the Company exercisable at $0.45 per share, up to May 27, 2010. On March 9, 2006, the Company granted 570,000 stock options to the President of the Company exercisable at $0.20 per share, up to March 15, 2007. The weighted average grant date fair value of these 620,000 stock options granted to non-employees pursuant to the Plan was $0.55 per share. During the year ended April 30, 2006, the Company charged stock-based compensation expense of $61,222 to operations for the vested fair value of these stock options in accordance with SFAS No. 123R.

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, April 30, 2004	1,900,000	0.50
Granted	246,500	0.50
Exercised	(133,750)	0.24
Expired	(400,000)	0.20

Outstanding, April 30, 2005	1,612,750	0.26
Granted	770,000	0.44
Expired	(645,000)	0.20
Exercised	(212,000)	0.25
Cancelled	(350,000)	0.36

Outstanding, April 30, 2006	1,175,750	0.37

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
Years Ended April 30, 2006 and 2005
(expressed in U.S. dollars)

5.	COMMON STOCK (Continued)

	(b)	Stock Option Plan (Continued)

Additional information regarding options outstanding as at April 30, 2006 is as follows:

	Exercise	April 30,	April 30,
Expiry Date	Price	2006	2005

March 15, 2006	$0.20	–	570,000
April 12, 2006	$0.20	–	75,000
November 29, 2006	$0.20	37,500	75,000
March 15, 2007	$0.20	570,000	–
May 10, 2007	$0.20	75,000	337,500
August 1, 2008	$0.20	–	81,250
September 10, 2008	$0.25	150,000	150,000
December 2, 2008	$0.35	100,000	100,000
May 25, 2009	$0.25	24,500	36,500
September 30, 2009	$0.35	50,000	50,000
October 19, 2009	$0.30	–	25,000
November 9, 2009	$0.40	–	12,500
January 7, 2010	$0.75	–	100,000
May 27, 2010	$0.45	93,750	–
April 21, 2011	$2.20	75,000	–

Options outstanding		1,175,750	1,612,750

Options exercisable		173,750	589,250

Weighted average price for options exercisable		$0.43	$0.24

(c)	Performance Stock Plan

The Company has allotted 1,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997. There are no options currently granted pursuant to this plan.

(d)	Non-Cash Consideration

Shares issued for non-cash consideration to third parties were valued based on the fair market value of the services provided. During the year ended April 30, 2005, the Company issued a total of 150,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $24,000 for services to be rendered over a two-year period. The Company charged $12,000 (2005 – $11,000) to operations for the pro-rata portion of services performed during the year ended April 30, 2006.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
Years Ended April 30, 2006 and 2005
(expressed in U.S. dollars)

5.	COMMON STOCK (Continued)

	(e)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average
	Number of	exercise price
	Shares	$
Balance, April 30, 2004	173,120	0.20
Issued	516,400	0.35
Exercised	(173,120)	0.20
Balance, April 30, 2005	516,400	0.35
Issued	750,000	0.80
Exercised	(406,400)	0.35
Expired	(110,000)	0.35
Balance, April 30, 2006	750,000	0.80

At April 30, 2006, the following share purchase warrants were outstanding:

	Exercise	April 30,	April 30,
Expiry Date	Price	2006	2005

December 30, 2005	$0.35	–	516,400
November 30, 2006/2007	$0.80/$1.00	325,000	–
April 26, 2007/2008	$0.80/$1.00	425,000	–

Warrants outstanding		750,000	516,400

(f)	As of April 30, 2006, the Company had received subscriptions of $3,750 upon the exercise of stock options for 18,750 shares issued subsequent to the period.

(g)	During the year ended April 30, 2006, the Company issued 212,000 shares upon the exercise of stock options for proceeds of $53,313.

(h)	During the year ended April 30, 2006, the Company issued 406,400 shares at $0.35 per share upon the exercise of warrants for proceeds of $142,240.

6.	RELATED PARTY TRANSACTIONS/BALANCES

(a)

At April 30, 2006, the Company is indebted to related parties for an aggregate of $143,258, which is unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.

(b)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the year, fees in the aggregate of $12,201 (2005 - $6,167) for legal services have been paid to the Law Firm.

(c)

During the year ended April 30, 2006, the value of consulting services of $90,000 (2005 - $90,000) was contributed by the President, CEO and Director of the Company, charged to operations and treated as donated capital.

(d)

During the year ended April 30, 2006, the value of consulting services of $30,000 (2005 - $30,000) was contributed by the Vice President and Director of the Company, charged to operations and treated as donated capital.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
Years Ended April 30, 2006 and 2005
(expressed in U.S. dollars)

6.	RELATED PARTY TRANSACTIONS/BALANCES (Continued)

(e)

During the year ended April 30, 2006, the value of consulting services of $30,000 (2005 - $30,000) was contributed by the CFO, COO and Director of the Company, charged to operations and treated as donated capital.

	(f)	During the year ended April 30, 2006, rent of $4,797 (2005 - $4,367) was paid to a company having common officers and directors.

	(g)	During the year ended April 30, 2006, project management fees of $30,000 (2005 - $22,500) were paid to a company having common officers and directors.

(h)

On June 14, 2005, the Company entered into a consulting agreement with Clearvision Inc. (the “Consulting Agreement”) for the provision of MediaBlitz!® campaign services to the Company, in consideration for 500,000 shares of the Company’s common stock at an agreed value of $0.70, which represented the market value of the stock at the closing date. These shares were provided to Clearvision by an affiliate, JGR Petroleum Inc. (“JGR”), a private company controlled by the President of the Company. JGR then received a cash reimbursement of $350,000 in respect of this transaction.

(i)

During the year ended April 30, 2006, the Company entered into an agreement with a consulting company to provide public relations, corporate communications, advisory and consulting services to the Company. In consideration of the services, the Company agreed to pay 48,000 common shares of the Company, which were provided by Rand. The Company recognized $25,920 upon payment of shares and the Company’s liabilities arising from this agreement are included in amounts due to related parties.

	(j)	During the year ended April 30, 2006, the Company benefited from two arrangements entered into by Rand on behalf of the Company as follows:

(i)

Rand entered into an agreement with a consultant for investor relations whereby the consultant received an option to purchase from Rand 100,000 shares of the Company’s common stock at $0.75 per share. The option vested immediately and has a fair value of $62,366.

(ii)

Rand entered into an agreement with a consultant whereby the consultant was to arrange for the issuance of up to 750,000 units of the Company at $0.60 per unit, each unit consisting of one share of common stock and one-half share purchase warrant, with each whole warrant being exercisable into one share of common stock at $0.80 in the first year and $1 in the second year. Consideration for the agreement was an option to purchase from Rand up to 100,000 shares of common stock of the Company at $0.60 per share. The fair value of this option is $61,650 and vests at 0.1333 share of each unit subscription. To April 30, 2006, $3,315 was recognized as share issue costs pursuant to issuance of 40,334 units of the Company.

In each case, the Company must pay Rand an amount equal to the fair value of the stock option granted to the consultant by Rand, and reimburse Rand any cash payments paid to the consultant on behalf of the Company. The liabilities arising from these arrangements are reflected in due to related parties.

The fair value of the foregoing options are calculated and reflected in the Company’s financial statements using the Black-Scholes option pricing model with assumptions that are identical to those that would have been applied had the Company directly engaged the services of the consultant

The assumptions used in the option pricing model are as follows:

Risk-free interest rate	4.03%
Expected volatility	237%
Expected option life	3 years

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
Years Ended April 30, 2006 and 2005
(expressed in U.S. dollars)

6.	RELATED PARTY TRANSACTIONS/BALANCES (Continued)

(k) During the year ended April 30, 2006, a total of 708,002 units were issued to the spouse of the President and to companies controlled by a director pursuant to a private placement.

(l)

The Company entered into a distributors agreement dated June 29, 2005, with ANUVU Incorporated with an option to acquire exclusive rights to distribute the ANUVU fuel cell technology for Canada and Europe. The Company’s affiliate, REG, paid $200,000 to exercise a portion of the option agreement and acquire the Canadian rights on behalf of the Company. During the year ended April 30, 2006, the Company assigned the distribution rights to REG and recovered $200,000 of research and development expenses.

All of the above transactions and balances are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.	COMMITMENTS

(a) The Company is committed to fund 50% of the further development of the RC/DC Engine.

(b)

During the year ended April 30, 2006, the Company entered into a consulting agreement for the provision of consulting services from February 15, 2006 to May 31, 2006 in consideration for $4,500 upon the signing of the agreement (paid), $4,000 payable 30 days after the signing of the agreement (paid), and $4,000 payable 60 days after the signing of the agreement (payable).

8.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $6,158,000, which commence expiring in 2013. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it more likely than not will utilize the net operating losses carried forward in future years. For the years ended April 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $272,600 and $157,000, respectively.

The components of the net deferred tax asset at April 30, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	April 30,	April 30,
	2006	2005
	$	$
Net Operating Losses	6,213,000	5,433,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	2,174,600	1,902,000
Valuation Allowance	(2,174,600)	(1,902,000)
Net Deferred Tax Asset	–	–

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
Years Ended April 30, 2006 and 2005
(expressed in U.S. dollars)

8.	INCOME TAXES (Continued)

The reconciliation of income tax attributable to continuing operations computed at the statutory tax rates to income tax expense is:

	April 30,	April 30,
	2006	2005
	$	$
Income tax benefit computed at U.S. statutory rates	369,375	204,711
Stock-based compensation	(43,678)	–
Compensation recognized as donated capital	(52,500)	(52,500)
Impairment loss	–	25,488
Non-deductible write-off of accounts payable	26,168	–
Unrecognized tax losses	(299,365)	(177,699)
Future income tax benefit	–	–

9.	SUBSEQUENT EVENTS

Subsequent to April 30, 2006, the Company:

	(a)	issued 35,250 common stocks upon the exercise of options for cash proceeds of $7,250.

	(b)	issued 30,000 common stocks upon the exercise of warrants at $0.80 per share for cash proceeds of $24,000.

	(c)	granted 25,000 stock options to a consultant exercisable at $2.09 per share until June 29, 2011.