Form 10QSB
period 2006-07-31
REGI U S INC
filed 2006-09-15
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2006

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

______________________________________
(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ X ]  No[    ]  (2) Yes [ X ]  No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ] No [ X ]

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

September 12, 2006

Common – 25,939,625 shares

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

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2006
(unaudited)

REGI U.S., Inc.
(A Development Stage Company)

July 31, 2006

F-i

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)
(Unaudited)

	July 31,	April 30,
	2006	2006
	$	$
ASSETS
Current Assets
Cash	11,177	240,137
Prepaid expenses (Notes 3(f) and 5(b))	114,363	60,139
Due from related parties (Note 4(a))	54,477	7,533
Total Assets	180,017	307,809

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	32,476	33,515
Accrued liabilities	22,200	23,300
Due to related parties (Note 4(a))	172,779	150,791
Total Liabilities	227,455	207,606

Commitments (Note 5)
Stockholders’ Equity (Deficit)
Common Stock (Note 3):
50,000,000 shares authorized without par value; 25,939,625 shares issued and
outstanding (2006 - 25,839,125 shares)	7,012,669	6,915,482
Additional Paid-in Capital	275,556	262,281
Subscriptions Received	–	3,750
Donated Capital (Note 4)	735,000	697,500
Deficit Accumulated During the Development Stage	(8,070,663)	(7,778,810)
Total Stockholders’ Equity (Deficit)	(47,438)	100,203
Total Liabilities and Stockholders’ Equity (Deficit)	180,017	307,809

Approved by the Directors:

“John Robertson”
John Robertson - Director

“Jennifer Lorette”
Jennifer Lorette - Director

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Accumulated From
	July 27,1992
	(Date of Inception)	For the Three Months Ended
	to July 31,	July 31,
	2006	2006	2005
	$	$	$

Expenses

Amortization	130,533	–	118,279
General and administrative (Note 3(f))	4,129,943	198,360	157,421
Impairment loss	72,823	–	–
Research and development	3,927,015	93,493	–

Operating Loss	8,260,314	291,853	275,700

Other Income

Accounts payable written-off	189,651	–	–

Net Loss for Year	8,070,663	291,853	275,700

Loss Per Share		(0.01)	(0.01)

Weighted Average Common Shares Outstanding		25,892,000	22,231,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	From
	July 27, 1992
	(Date of Inception)	For the Three Months Ended
	to July 31,	July 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(8,070,663)	(291,853)	(275,700)

Adjustments to reconcile net loss to net cash used
in operating activities
Accounts payable written-off	(189,651)	–	–
Amortization	130,533	–	–
Impairment loss	72,823	–	–
Stock-based compensation (Note 3)	275,556	12,275	8,763
Amortization of deferred compensation	373,795	1,000	–
Donated services	735,000	37,500	37,500
Intellectual property written-off	578,509	–	–

Changes in operating assets and liabilities
Accounts receivable	(3,000)	–	–
Prepaid expense (Note 3(f))	(54,363)	5,776	(337,159)
Accounts payable and accrued liabilities	252,483	(2,139)	10,428

Cash Used in Operating Activities	(5,898,978)	(237,441)	(556,168)

Investing Activities

Patent protection costs	(38,197)	–	–
Purchase of property, plant and equipment	(198,419)	–	–

Cash Used in Investing Activities	(236,616)	–	–

Financing Activities

Increase (decrease) in bank indebtedness	–	–	–
Advance from related parties	406,149	(24,956)	482,431
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	5,705,904	33,437	11,250
Subscriptions received	29,718	–	70,379

Cash Provided by Financing Activities	6,146,771	8,481	564,060

Increase (Decrease) In Cash and Cash Equivalents	11,177	(228,960)	7,892

Cash and Cash Equivalents - Beginning of Period	–	240,137	(3,514)

Cash and Cash Equivalents - End of Period	11,177	11,177	4,378

Non-Cash Investing and Financing Activities

Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Shares issued for services	60,000	60,000	–
Consulting services reflected as donated capital	735,000	37,500	37,500
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by REGI U.S., Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended April 30, 2006, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended July 31, 2006 are not indicative of the results that may be expected for the full year.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has accumulated losses of $8,070,663 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 11% of the shares of the Company, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

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

(iii) The third 25% of the option may be exercised at any time after 90 days from the date of Second Exercise, such third exercise is referred to as the “Third Exercise”.

(iv) The fourth and final 25% of the option may be exercised at any time after 90 days from the date of the Third Exercise.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.	Common Stock (continued)

On June 29, 2006 the Company granted 25,000 stock options to a consultant exercisable at $2.09 per share, up to June 29, 2011. The fair value of options was estimated at the date of grant using the Black- Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 5.05%, expected volatility of 161%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $1.69 per option. During the period ended July 31, 2006, the Company recorded stock-based compensation of $12,275 as general and administrative expense. At July 31, 2006, the Company had $351,472 of total unrecognized compensation cost related to non-vested stock options held by employees, which will be recognized over future periods.

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, April 30, 2005	1,612,750	0.26
Granted	770,000	0.44
Expired	(645,000)	0.20
Exercised	(212,000)	0.25
Cancelled	(350,000)	0.36

Outstanding, April 30, 2006	1,175,750	0.37
Granted	25,000	2.09
Exercised	(41,500)	0.32

Outstanding, July 31, 2006	1,159,250	0.41

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.	Common Stock (continued)

Additional information regarding options outstanding as at July 31, 2006 is as follows:

	Exercise	July 31,	April 30,
Expiry Date	Price	2006	2006

November 29, 2006	$0.20	18,750	37,500
March 15, 2007	$0.20	570,000	570,000
May 10, 2007	$0.20	75,000	75,000
September 10, 2008	$0.25	150,000	150,000
December 2, 2008	$0.35	100,000	100,000
May 25, 2009	$0.25	20,500	24,500
September 30, 2009	$0.35	50,000	50,000
May 27, 2010	$0.45	75,000	93,750
April 21, 2011	$2.20	75,000	75,000
June 29, 2011	$2.09	25,000	–

Options outstanding		1,159,250	1,175,750

Options exercisable		313,000	173,750

Weighted average price for options exercisable		$0.39	$0.43

(b)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average
	Number of	exercise price
	Shares	$
Balance, April 30, 2005	516,400	0.35
Issued	750,000	0.80
Exercised	(406,400)	0.35
Expired	(110,000)	0.35
Balance, April 30, 2006	750,000	0.80
Exercised	(30,000)	0.80
Balance, July 31, 2006	720,000	0.80

At July 31, 2006, the following share purchase warrants were outstanding:

	Exercise	July 31,	April 30,
Expiry Date	Price	2006	2006

November 30, 2006/2007	$0.80/$1.00	315,000	325,000
April 26, 2007/2008	$0.80/$1.00	405,000	425,000

Warrants outstanding		720,000	750,000

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.	Common Stock (continued)

	(c)	As of April 30, 2006, the Company had received subscriptions of $3,750 upon the exercise of stock options for 18,750 shares during the period ended July 31, 2006.

	(d)	During the period ended July 31, 2006, the Company issued 22,750 shares upon the exercise of stock options for proceeds of $9,438.

	(e)	During the period ended July 31, 2006, the Company issued 30,000 shares at $0.80 per share upon the exercise of warrants for proceeds of $24,000.

	(f)	During the period ended July 31, 2006, the Company issued 29,000 shares to a consultant for $60,000 of investor relations services. At July 31, 2006, $2,500 was recorded as general and administrative expenses and $57,500 as prepaid expenses

4.	Related Party Transactions

	(a)	Amounts due to/from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.

	(b)	The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the period, fees in the aggregate of $29,762 (2005 - $1,575) for legal services have been paid to the Law Firm.

	(c)	During the period ended July 31, 2006, the value of consulting services of $22,500 (2005 - $22,500) was contributed by the President, CEO and Director of the Company, charged to operations and treated as donated capital.

	(d)	During the period ended July 31, 2006, the value of consulting services of $7,500 (2005 - $7,500) was contributed by the Vice President and Director of the Company, charged to operations and treated as donated capital.

	(e)	During the period ended July 31, 2006, the value of consulting services of $7,500 (2005 - $7,500) was contributed by the CFO, COO and Director of the Company, charged to operations and treated as donated capital.

	(f)	During the period ended July 31, 2006, rent of $1,273 (2005 - $1,145) was paid to a company having common officers and directors.

	(g)	During the period ended July 31, 2006, project management fees of $7,500 (2005 - $7,500) were paid to a company having common officers and directors.

5.	Commitments

	(a)	On July 14, 2006, the Company entered into a financial advisory agreement with a consulting company for the provision of consulting services from July 14, 2006 to July 14, 2007 in consideration for $10,000 upon the signing of the agreement (paid), shares with a fair value of $60,000 (issued) (Note 5(h)) and $5,000 per month for ten months.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $47,438 and has accumulated losses of $8,070,663 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand. Rand owns approximately 11% of the shares of the Company as at July 31, 2006, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

Progress Report from May 1, 2006 to September 12, 2006

Rand Cam Technology

On May 1, 2006 we announced that ANUVU Incorporated had reported the status of building fuel cell components for Reg Technologies, Inc.'s neighborhood electric vehicle (“NEV”). The final cutting and assembly of the fuel cell components was scheduled for mid-May and the components being custom machined for this project will be received from the machinist shortly thereafter. Additionally, ANUVU prepared an integration, testing and delivery schedule outline for our NEV. Anuvu has shipped the fuel cell to REGI’s research and development facilities in Richmond, B. C., with delivery expected the week of September 18th 2006. Upon receipt, the fuel cell will be integrated into an electric car for testing

NEV delivery to Reg Technologies, Inc., our parent company, is scheduled to begin upon successful training and export approvals on approximately June 6th. Reg Technologies, Inc. owns the distribution and marketing rights for Canada for the Anuvu Fuel Cell technology.

On June 20, 2006, the final modifications for the 125 H.P. version of the RadMax™ engine were completed by Ebco Industries. The assembling of the 125 H.P. engine has commenced and testing is planned for mid September. The testing will consist of endurance to determine wear and tear, and maintenance factors /hydrocarbons /calculations and fuel efficiency using a state-of-the-art computerized fuel injection system. Biodiesel and ethanol blended fuels will also be utilized in a series of tests.

Corporate

From April 19th through May 14th, 2006, we were showcased on CNN, CNBC, Fox News and MSNBC in the Miami/Ft. Lauderdale DMA. The broadcasts aired in the Miami Beach / South Miami, Weston, Coral Springs and Margate zones.

On April 25, 2006, we completed an agreement to air feature segments on REGI and the Rand Cam™ engine with the Money Channel, Inc., which owns and produces the radio program “Steve Crowley’s American Scene”. The radio segment commenced on April 25, 2006 and ended on July 24, 2006. The radio show broadcasted nationally on the internet on the Business Talk Radio Network via Satellite, the Genesis Communication Network via Satellite, the Florida Network, plus all hours live on the Internet via www.americansceneradio.com.

Effective May 1, 2006, our shares began trading on the Frankfurt Stock Exchange under the symbol (RGJ). The International Security Identification Number (ISIN/CUSIP) number is US7589431045. Because the Frankfurt exchange is the third-largest organized exchange-trading market in the world (just behind the NYSE and Nasdaq exchanges), in terms of turnover and dealings in securities, we anticipate a much wider, international market access for our shares. The listing on the Frankfurt Stock Exchange provides us with increased exposure to worldwide capital markets and will enable REGI to attract European institutional and individual investors to trade the Company's common stock in euros.

On May 24, 2006, Khandaker Partners, a New-York City based independent research and advisory firm specializing in Mid/Small cap and emerging growth companies, prepared an independent valuation report on the Company. The report can be accessed online at our website www.regtech.com or at http://www.khandaker.com. Further, copies of the report can be obtained by emailing rripatti@khandaker.com.

REGI U.S., Inc. was showcased on CNBC in the New York area. The broadcasts airws from July 10th through 14th, 2006, from 5am to 7pm for a total of 15 spots. The Company paid a fee to National Cable Communications ("NCC") for the CNBC airings.

On July 24, 2006, we announced that J.H. Darbie & Co., Inc. (www.jhdarbie.com) has been engaged to act as REGI U.S., Inc.'s Financial Advisor and Corporate Consultant for a period of 12 months. REGI U.S., Inc. will also instruct J.H. Darbie to assist the Company in applying for a listing on the American Stock Exchange or NASDAQ.

Results of operations for the three months ended July 31, 2006 (“2006”) compared to the three months ended July 31, 2005 (“2005”)

There were no revenues from product licensing during the periods.

The net loss in 2006 increased by $16,153 to $291,853 compared to $275,700 in 2005. Administrative expenses increased by $40,939 to $198,360 from $157,421 in 2005. Research and development expenses increased by $93,493 to $93,493 compared to $Nil in 2005. Amortization expenses decreased by $118,279 to $Nil compared to $118,279 in 2005.

Liquidity

During the three months ended July 31, 2006, we financed our operations mainly from proceeds from the issuance of common stock in the amount of $33,437. Related parties have indicated that they will advance further funds if needed. These amounts would be non-interest bearing, unsecured and repayable on demand.

As at July 31, 2006, we had a working capital deficit of $47,438. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a shareholder (Rand). Rand owns approximately 11% of the shares of the Company, having an approximate current market value of $7,142,063 as at July 31, 2006, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being July 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II	Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the period ended July 31, 2006, the Company issued 30,000 shares at $0.80 per share upon the exercise of warrants for proceeds of $24,000.

(b)	During the period ended July 31, 2006, the Company issued 29,000 shares to a consultant for $60,000 of investor relations services. At July 31, 2006, $2,500 was recorded as general and administrative expenses and $57,500 as prepaid expenses.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2006	REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)