Form 10QSB
period 2006-10-31
REGI U S INC
filed 2006-12-15
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-23920

REGI U.S., INC.
(Name of Small Business Issuer in its Charter)

Oregon	91-1580146
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

240 - 11780 Hammersmith Way
Richmond, BC V7A 5E9 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Issuer's Telephone Number

_________________________________________________
(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes   [X]   No         [  ]      (2) Yes   [X]   No         [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]    No [X]

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

December 14, 2006

Common – 26,016,208

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format       Yes   [   ]   No         [X]

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2006
(unaudited)

REGI U.S., Inc.
(A Development Stage Company)

October 31, 2006

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)
(Unaudited)

	October 31,	April 30,
	2006	2006
	$	$
ASSETS
Current Assets
Cash	8,333	240,137
Prepaid expenses (Notes 3(f))	132,697	60,139
Due from related parties (Note 4(a))	7,531	7,533
Total Assets	148,561	307,809

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	18,736	33,515
Accrued liabilities	15,000	23,300
Due to related parties (Note 4(a))	293,527	150,791
Total Liabilities	327,263	207,606

Commitments (Note 5)
Stockholders’ Equity (Deficit)
Common Stock (Note 3):
50,000,000 shares authorized without par value; 25,967,458 shares issued and
outstanding (2006 - 25,839,125 shares)	7,026,710	6,915,482
Additional Paid-in Capital	280,676	262,281
Subscriptions Received	–	3,750
Donated Capital (Note 4)	772,500	697,500
Deficit Accumulated During the Development Stage	(8,258,588)	(7,778,810)
Total Stockholders’ Equity (Deficit)	(178,702)	100,203
Total Liabilities and Stockholders’ Equity (Deficit)	148,561	307,809

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Accumulated From
	July 27,1992	For the		For the
	(Date of Inception)	Three Months Ended		Six Months Ended
	to October 31,	October 31,		October 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Expenses

Amortization	130,533	–	–	–	–
General and administrative (Note 3(a) and (f))	4,301,082	171,139	243,225	369,499	361,504
Impairment loss	72,823	–	–	–	–
Research and development	3,943,801	16,786	36,310	110,279	43,731

Operating Loss	8,448,239	187,925	279,535	479,778	405,235

Other Income

Accounts payable written-off	189,651	–	–	–	–

Net Loss for Year	8,258,588	187,925	279,535	479,778	405,235

Loss Per Share		(0.01)	(0.01)	(0.02)	(0.02)

Weighted Average Common Shares Outstanding		25,953,000	23,734,000	25,921,000	23,765,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	From
	July 27, 1992
	(Date of Inception)	For the Six Months Ended
	to October 31,	October 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(8,258,588)	(479,778)	(405,235)

Adjustments to reconcile net loss to net cash used
in operating activities
Accounts payable written-off	(189,651)	–	–
Amortization	130,533	–	–
Impairment loss	72,823	–	–
Stock-based compensation (Note 3)	280,676	17,395	12,621
Amortization of deferred compensation	373,795	1,000	–
Donated services	772,500	75,000	75,000
Intellectual property written-off	578,509	–	–

Changes in operating assets and liabilities
Accounts receivable	(3,000)	–	–
Prepaid expense (Note 3(f))	(72,697)	(12,558)	(196,868)
Accounts payable and accrued liabilities	231,543	(23,079)	25,914

Cash Used in Operating Activities	(6,083,557)	(422,020)	(488,568)

Investing Activities

Patent protection costs	(38,197)	–	–
Purchase of property, plant and equipment	(198,419)	–	–

Cash Used in Investing Activities	(236,616)	–	–

Financing Activities

Advance from related parties	573,843	142,738	293,203
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	5,723,695	47,478	22,562
Subscriptions received	25,968	–	197,515

Cash Provided by Financing Activities	6,328,506	190,216	513,280

Increase (Decrease) In Cash and Cash Equivalents	8,333	(231,804)	24,712

Cash and Cash Equivalents - Beginning of Period	–	240,137	(3,514)

Cash and Cash Equivalents - End of Period	8,333	8,333	21,198

Non-Cash Investing and Financing Activities

Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Shares issued for services	60,000	60,000	–
Consulting services reflected as donated capital	772,500	75,000	75,000
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

The results of operations for the six months ended October 31, 2006 are not indicative of the results that may be expected for the full year.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has accumulated losses of $8,258,588 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

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

On June 29, 2006 the Company granted 25,000 stock options to a consultant exercisable at $2.09 per share, up to June 29, 2011. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 5.05%, expected volatility of 161%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $1.69 per option. During the period ended October 31, 2006, the Company recorded stock-based compensation of $17,395 as general and administrative expense. At October 31, 2006, the Company had $346,352 of total unrecognized compensation cost related to non-vested stock options held by employees, which will be recognized over future periods.

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, April 30, 2005	1,612,750	0.26
Granted	770,000	0.44
Expired	(645,000)	0.20
Exercised	(212,000)	0.25
Cancelled	(350,000)	0.36

Outstanding, April 30, 2006	1,175,750	0.37
Granted	25,000	2.09
Exercised	(61,000)	0.34

Outstanding, October 31, 2006	1,139,750	0.41

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

3.	Common Stock (continued)

Additional information regarding options outstanding as at October 31, 2006 is as follows:

	Exercise	October 31,	April 30,
Expiry Date	Price	2006	2006

November 29, 2006	$0.20	18,750	37,500
March 15, 2007	$0.20	570,000	570,000
May 10, 2007	$0.20	75,000	75,000
September 10, 2008	$0.25	150,000	150,000
December 2, 2008	$0.35	100,000	100,000
May 25, 2009	$0.25	13,500	24,500
September 30, 2009	$0.35	50,000	50,000
May 27, 2010	$0.45	62,500	93,750
April 21, 2011	$2.20	75,000	75,000
June 29, 2011	$2.09	25,000	–

Options outstanding		1,139,750	1,175,750

Options exercisable		337,250	173,750

Weighted average price for options exercisable		$0.39	$0.43

(b)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average
	Number of	exercise price
	Shares	$
Balance, April 30, 2005	516,400	0.35
Issued	750,000	0.80
Exercised	(406,400)	0.35
Expired	(110,000)	0.35
Balance, April 30, 2006	750,000	0.80
Exercised	(38,333)	0.80
Balance, October 31, 2006	711,667	0.80

At October 31, 2006, the following share purchase warrants were outstanding:

	Exercise	October 31,	April 30,
Expiry Date	Price	2006	2006

November 30, 2006/2007	$0.80/$1.00	396,667	325,000
April 26, 2007/2008	$0.80/$1.00	315,000	425,000

Warrants outstanding		711,667	750,000

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

3.	Common Stock (continued)

	(c)	As of April 30, 2006, the Company had received subscriptions of $3,750 upon the exercise of stock options for 18,750 shares issued during the period ended October 31, 2006.

	(d)	During the period ended October 31, 2006, the Company issued 42,250 shares upon the exercise of stock options for proceeds of $16,812.

	(e)	During the period ended October 31, 2006, the Company issued 38,333 shares at $0.80 per share upon the exercise of warrants for proceeds of $30,666.

(f)

During the period ended October 31, 2006, the Company issued 29,000 shares to a consultant for $60,000 of investor relations services. At October 31, 2006, $32,500 was recorded as general and administrative expenses and $27,500 as prepaid expenses

4.	Related Party Transactions

	(a)	Amounts due to/from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.

(b)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the period, fees in the aggregate of $48,095 (2005 - $5,020) for legal services have been paid to the Law Firm.

(c)

During the period ended October 31, 2006, the value of consulting services of $45,000 (2005 - $45,000) was contributed by the President, CEO and Director of the Company, charged to operations and treated as donated capital.

(d)

During the period ended October 31, 2006, the value of consulting services of $15,000 (2005 - $15,000) was contributed by the Vice President and Director of the Company, charged to operations and treated as donated capital.

(e)

During the period ended October 31, 2006, the value of consulting services of $15,000 (2005 - $15,000) was contributed by the CFO, COO and Director of the Company, charged to operations and treated as donated capital.

	(f)	During the period ended October 31, 2006, rent of $3,009 (2005 - $2,342) was paid to a company having common officers and directors.

	(g)	During the period ended October 31, 2006, project management fees of $15,000 (2005 - $15,000) were paid to a company having common officers and directors.

5.	Commitments

(a)

On August 11, 2006, the Company entered into an agreement with a consulting company to provide corporate, securities, and regulatory management consulting services. Pursuant to the agreement, the Company is required to pay on an hourly basis for services provided at the rate of $60 per hour.

(b)

On July 14, 2006, the Company entered into a financial advisory agreement with a consulting company for the provision of consulting services from July 14, 2006 to July 14, 2007 in consideration for $10,000 upon the signing of the agreement (paid), shares with a fair value of $60,000 (issued) and $5,000 per month for ten months.

6.	Subsequent Events

(a)

On November 17, 2006, the Company entered into a securities purchase agreement with a purchaser (the “Purchaser”) to acquire up to $10,000,000 of the Company’s common stock over a term of 36 months at the discretion of the Company. The Company also issued a warrant to the Purchaser to acquire 1,000,000 shares of common stock with an exercise price of $1.30 per share for five years.

	(b)	On November 1, 2006, the Company granted stock options to acquire 125,000 shares of the Company’s common stock at a price of $1.37 for five years.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

6.	Subsequent Events (continued)

	(c)	On December 5, 2006, the Company issued 18,750 common stocks upon the exercise of options for cash proceeds of $3,750.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $178,702 and has accumulated losses of $8,258,588 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand. Rand owns approximately 11% of the shares of the Company as at October 31, 2006, and plans to sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

Progress Report

Rand Cam Technology

In October, 2006 a preliminary series of tests had been successfully completed on the 125 H.P. RadMax™ engine. The main objectives of these tests were to eliminate oil leaks from entering the combustion chamber, and to reduce compression losses. Based on several important modifications and tests over the last 90 days on the 125 H.P. RadMax™ engine, the RadMax™ is ready for the next advanced stage of completing the activities required for an operating engine.

The next phase will be implemented to complete an operating engine with a list of activities to support the research, design, testing, and evaluation required for the successful analyst on the RadMax™ engine.

Corporate

In September 2006, we retained the Chicago-based financial public relations firm of Martin E. Janis & Company, Inc. to carry out a fully-integrated financial public relations campaign for the company.

Founded in 1950, Martin E. Janis & Company, Inc. has helped entities achieve improved investor exposure and shareholder value by introducing its client companies to potential investors, significant investing groups, research analysts and high-net worth individuals. In addition, the agency provides publicity programs for clients that include national and regional business media coverage as well as trade exposure. Martin Janis has also worked on the political campaigns of numerous presidents, senators, governors and local government officials and has also served as a consultant to the White House Office of Communications. We anticipate that this program will assist us in increasing our shareholder value as we introduce our engine technology to the marketplace.

In November 2006, the Company's board of directors appointed Lynn Petersen as Vice President of Marketing for the RadMax™ / Rand Cam™ technology. Mr. Petersen has been involved with marketing management for over 12 years. Most recently he was Marketing Manager for three years at Jetseal, Inc., which manufactures high tech seals for aerospace, military, semi conductor, and nuclear industries. Mr. Petersen will be responsible for managing marketing activities, and making presentations for the RadMax™ and Rand Cam™ technology, to major potential end users. He will also be researching, defining and optimizing new business markets for REGI U.S., Inc.

Also in November, a research report was prepared for the Company by Bridge IR Group, which is noted for their work with account executives, analysts, portfolio managers, institutions, venture capital investors, individual investors and the media. To view the entire independent research report, please click on the attached URL: http://www.bridgeir.com/RGUS_Initiation_Report.pdf.

On November 15, 2006, the Company opened a new U.S. office in Spokane, WA with a lease from SIRTI, a Washington State funded economic development agency (www.sirti.org). SIRTI will provide limited commercialization, technology and financial advisory services to the Company at no additional charge to REGI U.S., Inc. SIRTI assists the creation of new companies from innovations at regional research universities and institutions, as well as the private sector, and helps accelerate existing technology companies to grow and develop. The new address is in the University District, 665 North Riverpoint Boulevard, Spokane, Washington, 99202-1665.

On November 17, 2006, Company completed a transaction with Dresden Investments Ltd. (“Dresden”) including an equity line of credit and a warrant.

(1) EQUITY LINE OF CREDIT. The Company entered into a Securities Purchase Agreement (the “SPA”) with Dresden whereby Dresden agrees to purchase up to 10,000,000 of the Company’s common stock over a term of 36 months at the discretion of the Company. Each draw down will be a minimum of $150,000 up to a maximum of the lesser of $750,000 or 200% of the average weighted volume for the Company’s common stock for the 20 trading days prior to date of purchase. Each purchase will be at a 15% discount to the market price of the Company’s common stock over the 10 trading days prior to the draw down. The SPA provides that the Company may set a threshold price for each draw down below which the Company will not sell common stock.

(2) WARRANT. Dresden received a five (5) year warrant for one million (1,000,000) shares of common stock with an exercise price of One Dollar and Thirty Cents ($1.30) per share.

The following agreements were entered into in connection with these transactions: Securities Purchase Agreement; Registration Rights Agreement; and Common Stock Purchase Warrant.

The shares of common stock to be issued under the equity line will be registered with the Securities and Exchange Commission. The equity line will not be used until the registration statement is declared effective by the SEC.

JH Darbie & Co., Inc., our investment banker, arranged the equity line of credit, and will receive a fee and five year warrants, for the financing.

Funds realized from the Equity Line of Credit will be used for general working capital purposes.

The Company was profiled on BTV-Business Television on December 2nd and December 3rd, 2006. BTV, a half-hour weekly business program, profiles emerging public companies across Canada and the USA. With Host Taylor Thoen, BTV features companies at their location, interviews the company's key executives, features their products and services and unveils their plans for future growth. The feature can be viewed online through the video link http://www.b-tv.com/i/videos/regiupdatebtv.wmv.

Results of operations for the six months ended October 31, 2006 (“2006”) compared to the six months ended October 31, 2005 (“2005”)

There were no revenues from product licensing during the periods.

The net loss in 2006 increased by $74,543 to $479,778 compared to $405,235 in 2005. General and administrative expenses increased by $7,995 to $369,499 from $361,504 in 2005. Research and development expenses increased by $66,548 to $110,279 compared to $43,731 in 2005.

Liquidity

During the six months ended October 31, 2006, we financed our operations mainly by receiving support from related parties in the amount of $142,738 and by selling shares of the Company’s common stock for proceeds of $47,478. These amounts are non-interest bearing, unsecured and repayable on demand. The related parties have indicated that they will advance further funds if needed.

As at October 31, 2006, we had a working capital deficit of $178,702. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which is yet to be negotiated. We also plan to raise funds through loans from a shareholder (Rand). Rand owns approximately 11% of the shares of the Company, having an approximate current market value of $ 3,913,000 as at October 31, 2006, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II	Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	As of April 30, 2006, the Company had received subscriptions of $3,750 upon the exercise of stock options for 18,750 shares issued during the period ended October 31, 2006.

b)	During the period ended October 31, 2006, the Company issued 42,250 shares upon the exercise of stock options for proceeds of $16,812.

c)	During the period ended October 31, 2006, the Company issued 38,333 shares at $0.80 per share upon the exercise of warrants for proceeds of $30,666.

d)

During the period ended October 31, 2006, the Company issued 29,000 shares to a consultant for $60,000 of investor relations services. At October 31, 2006, $32,500 was recorded as general and administrative expenses and $27,500 as prepaid expenses

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

On November 24, 2006, the Company filed a Form 8-K Current Report regarding a Securities Purchase Agreement (the “SPA”) entered into between REGI U.S., Inc. and Dresden Investments Ltd. whereby Dresden agrees to purchase up to $10,000,000 of REGI’s common stock over a term of 36 months at the discretion of the Company.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2006		REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)