Form 10QSB
period 2007-01-31
REGI U S INC
filed 2007-03-23
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2007

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

1103-11871 Horseshoe Way,
Richmond BC V7E 5H5 Canada
(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ x ]   No [   ]        (2) Yes [ x ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ] No [ x ]

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 19, 2007
Common – 26,761,208

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

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2007
(Unaudited)

REGI U.S., Inc.
(A Development Stage Company)

January 31, 2007

F-i

REGI U.S., Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	January 31,	April 30,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	14,128	240,137
Prepaid expenses (Notes 3(h))	50,138	60,139
Due from related parties (Note 4(a))	4,754	7,533
Total Assets	69,020	307,809

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	31,500	33,515
Accrued liabilities	4,000	23,300
Due to related parties (Note 4(a))	395,601	150,791
Total Liabilities	431,101	207,606

Commitments (Note 5)
Stockholders’ Equity (Deficit)
Common Stock and Additional Paid-in Capital (Note 3):
50,000,000 shares authorized without par value; 26,281,208 shares issued and
outstanding (April 30, 2006 - 25,839,125 shares)	7,576,125	7,177,763
Subscriptions Received	–	3,750
Donated Capital (Note 4)	810,000	697,500
Deficit Accumulated During the Development Stage	(8,748,206)	(7,778,810)
Total Stockholders’ Equity (Deficit)	(362,081)	100,203
Total Liabilities and Stockholders’ Equity (Deficit)	69,020	307,809

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated From
	July 27,1992	For the		For the
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to January 31,	January 31,		January 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Expenses

Amortization	130,533	–	–	–	–
General and administrative (Note 3(a) and (h))	4,769,671	468,589	284,735	838,088	646,239
Impairment loss	72,823	–	–	–	–
Research and development	3,964,830	21,029	22,139	131,308	65,870

Operating Loss	8,937,857	489,618	306,874	969,396	712,109

Other Income

Accounts payable written-off	189,651	–	–	–	–
Net Loss for Period	8,748,206	489,618	306,874	969,396	712,109

Loss Per Share		(0.02)	(0.01)	(0.04)	(0.03)

Weighted Average Common Shares Outstanding		26,134,000	24,368,000	25,993,000	23,996,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	From
	July 27, 1992	For the Nine Months
	(Date of Inception)	Ended
	to January 31,	January 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss	(8,748,206)	(969,396)	(712,109)

Adjustments to reconcile net loss to net cash used
in operating activities
Accounts payable written-off	(189,651)	–	–
Amortization	130,533	–	–
Impairment loss	72,823	–	–
Stock-based compensation (Note 3)	355,543	92,262	17,256
Amortization of deferred compensation	373,795	1,000	–
Donated services	810,000	112,500	112,500
Intellectual property written-off	578,509	–	–

Changes in operating assets and liabilities
Accounts receivable	(221)	2,779	–
Prepaid expense (Note 3(h))	9,862	70,001	(73,845)
Accounts payable and accrued liabilities	233,307	(21,315)	18,336

Cash Used in Operating Activities	(6,373,706)	(712,169)	(637,862)

Investing Activities

Patent protection costs	(38,197)	–	–
Purchase of property, plant and equipment	(198,419)	–	–

Cash Used in Investing Activities	(236,616)	–	–

Financing Activities

Bank indebtedness	–	–	(3,514)
Advance from related parties	675,915	244,810	75,534
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	5,913,817	241,350	551,927
Subscriptions received	29,718	–	23,200

Cash Provided by Financing Activities	6,624,450	486,160	647,147

Increase (Decrease) In Cash and Cash Equivalents	14,128	(226,009)	9,285

Cash - Beginning of Period	–	240,137	–

Cash - End of Period	14,128	14,128	9,285

Non-Cash Investing and Financing Activities

Warrants issued for financing costs	1,561,406	1,561,406	–
Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Shares issued for services	60,000	60,000	–
Consulting services reflected as donated capital	810,000	112,500	112,500
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

The results of operations for the nine months ended January 31, 2007 are not indicative of the results that may be expected for the full year.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has accumulated losses of $8,748,206 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

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

3.	Common Stock

	(a)	Stock-Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan, the Company has granted stock options to certain directors and employees.

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no change to the Company income from operations for the period ended January 31, 2007, than if it had continued to account for share-based compensation under APB No. 25.

All options granted by the Company have the following vesting schedule:

		(i)	Up to 25% of the option may be exercised at any time during the term of the option, such initial exercise is referred to as the “First Exercise”.

		(ii)	The second 25% of the option may be exercised at any time after 90 days from the date of First Exercise, such second exercise is referred to as the “Second Exercise”.

		(iii)	The third 25% of the option may be exercised at any time after 90 days from the date of Second Exercise, such third exercise is referred to as the “Third Exercise”.

		(iv)	The fourth and final 25% of the option may be exercised at any time after 90 days from the date of the Third Exercise.

		(v)	The options expire sixty months from the date of grant.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	Common Stock (continued)

	(a)	Stock Option Plan (continued)

On June 29, 2006, the Company granted 25,000 stock options to a consultant exercisable at $2.09 per share, up to June 29, 2011. The fair value of options was estimated at the date of grant using the Black- Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 5.05%, expected volatility of 161%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $1.69 per option.

On November 1, 2006, the Company granted 125,000 stock options to two employees exercisable at $1.37 per share, up to November 1, 2011. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.53%, expected volatility of 152%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $1.07 per option.

On January 30, 2007, the Company granted 200,000 stock options to a consultant exercisable at $1.30 per share, up to January 30, 2012. The fair value of options was estimated at the date of grant using the Black- Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.86%, expected volatility of 152%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.73 per option.

During the period ended January 31, 2007, the Company recorded stock-based compensation of $92,262 as general and administrative expense.

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, April 30, 2005	1,612,750	0.26
Granted	770,000	0.44
Expired	(645,000)	0.20
Exercised	(212,000)	0.25
Cancelled	(350,000)	0.36

Outstanding, April 30, 2006	1,175,750	0.37
Granted	350,000	1.38
Exercised	(192,250)	0.26

Outstanding, January 31, 2007	1,333,500	0.65

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	Common Stock (continued)

	a)	Stock Option Plan (continued)

Additional information regarding options outstanding as at January 31, 2007, is as follows:

	Exercise	January 31,	April 30,
Expiry Date	Price	2007	2006

November 29, 2006	$0.20	–	37,500
March 15, 2007	$0.20	470,000	570,000
May 10, 2007	$0.20	75,000	75,000
September 10, 2008	$0.25	150,000	150,000
December 2, 2008	$0.35	100,000	100,000
May 25, 2009	$0.25	13,500	24,500
September 30, 2009	$0.35	50,000	50,000
May 27, 2010	$0.45	50,000	93,750
April 21, 2011	$2.20	75,000	75,000
June 29, 2011	$2.09	25,000	–
November 1, 2011	$1.37	125,000	–
January 30, 2012	$1.30	200,000	–

Options outstanding		1,333,500	1,175,750

Options exercisable		333,375	173,750

Weighted average price for options exercisable		$0.65	$0.43

At January 31, 2007, the Company had $545,472 of total unrecognized compensation cost related to non-vested stock options held by employees, which will be recognized at the point the options are exercisable. A summary of the status of the Company’s non-vested shares as of January 31, 2007, and changes during the nine months ended January 31, 2007, is presented below:

		Weighted-Average
		Grant-Date
Non-vested shares	Shares	Fair Value

Non-vested at May 1, 2006	554,500	$0.57
Granted	350,000	$0.92
Vested	(118,750)	$0.78

Non-vested at January 31, 2007	785,750	$0.69

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	Common Stock (continued)

	(b)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted average
	Number of	exercise price
	Shares	$
Balance, April 30, 2005	516,400	0.35
Issued	750,000	0.80
Exercised	(406,400)	0.35
Expired	(110,000)	0.35
Balance, April 30, 2006	750,000	0.80
Exercised	(110,833)	0.80
Granted	1,640,000	1.00
Balance, January 31, 2007	2,279,167	1.00

At January 31, 2007, the following share purchase warrants were outstanding:

	Exercise	January 31,	April 30,
Expiry Date	Price	2007	2006

November 30, 2007	$1.00	639,167	325,000
April 26, 2007/2008	$0.80/1.00	–	425,000
November 17, 2011	$1.00	1,640,000	–

Warrants outstanding		2,279,167	750,000

(c)

On November 17, 2006, the Company entered into a Securities Purchase Agreement, whereby an investor agreed to purchase up to $10,000,000 of the Company’s common stock over a term of 36 months at the Company’s discretion. Each purchase will be for a minimum of $150,000 and up to a maximum of the lessor of: $750,000, or 200% of the average weighted volume for the Company’s common stock for the 20 trading days prior to the date of purchase. Each purchase will be at a 15% discount to the market price of the Company’s common stock over the 10 trading days prior to the purchase.

In connection with the equity line of credit, the Company issued to the investor a warrant (“Investor warrant”) to purchase 1,000,000 shares of the Company’s common stock at $1.30 per share (the “Exercise Price”) for 5 years, and to an agent a warrant (”Placement warrant”) to purchase 640,000 shares of the Company’s common stock at $1.30 per share for 5 years. If the Company fails to register the shares issuable upon the exercise of the Investor or Placement warrant, the holder is entitled to exercise the warrant and receive, for no consideration, a certificate equal to the number of shares obtained by subtracting the Exercise Price of the warrant for the volume weighted average price on the trading day immediately preceding the date of such election and multiplying that amount by the number of shares issuable upon the exercise of the warrant.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective February 9, 2007, to register shares of common stock potentially issuable under this equity line of credit (6,160,000 shares) and the related warrants (1,640,000 shares).

Pursuant to the agreement, if the Company issues any common stock, or rights to acquire common stock at a price less than the Exercise Price, the Exercise Price will be adjusted to the lower price. In addition, the number of shares issuable will be increased such that the aggregate exercise price after adjustment is equal to the aggregate exercise price prior to adjustment.

Subsequent to the issuance of the warrant, the Company completed an equity financing at $1.00 per share. The issuance of the Company’s common shares lowered the Exercise Price of the Investor warrants to $1.00 and increased the number of shares issuable upon exercise of the warrant to 2,132,000 shares. The Company recognized the change in fair value of the warrants of $222,681 as share issuance costs.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	Common Stock (continued)

	(c)	Share Purchase Warrants (continued)

The company has determined that, in accordance with SFAS 133 “Accounting for Derivative Instruments and Fair Value Hedges”, the warrants are not derivative instruments and accordingly guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” relating to net cash settlement versus net share settlement should be followed. The contract permits the Company to settle in unregistered shares, the Company has a sufficient number of un-issued authorized shares available to settle the contract, and there is an explicit limit on the number of shares to be delivered in a share settlement. As the issuance of shares and thus the modification of the exercise price is wholly under the control of the Company and the Company has the ability to control net-settlement, these warrants have been classified as equity and their fair value of $1,338,725 has been recognized as share issuance costs.

	(d)	In the previous fiscal year, the Company received subscriptions of $3,750 upon the exercise of stock options for 18,750 shares issued during the period ended January 31, 2007.

	(e)	During the period ended January 31, 2007, the Company issued 173,500 shares upon the exercise of stock options for proceeds of $46,188.

	(f)	During the period ended January 31, 2007, the Company issued 110,833 shares at $0.80 per share upon the exercise of warrants for proceeds of $88,666.

	(g)	During the period ended January 31, 2007, the Company issued 110,000 shares at $1.00 per share pursuant to a private placement for cash proceeds of $106,496, net private placement costs of $3,504.

(h)

During the period ended January 31, 2007, the Company issued 29,000 shares to a consultant for $60,000 of investor relations services. At January 31, 2007, $32,500 was recorded as general and administrative expenses and $27,500 as prepaid expenses.

4.	Related Party Transactions

	(a)	Amounts due to/from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.

	(b)	On November 27, 2006, a company with common directors transferred 20,500 shares it holds of the Company to a consultant pursuant to a consulting agreement for services valued at $25,000.

(c)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the nine month period ended January 31, 2007, fees in the aggregate of $87,911 (2005 - $7,925) for legal services have been paid to the Law Firm.

(d)

During the period ended January 31, 2007, the value of consulting services of $67,500 (2005 - $67,500) was contributed by the President, CEO and Director of the Company, charged to operations and treated as donated capital.

(e)

During the period ended January 31, 2007, the value of consulting services of $22,500 (2005 - $22,500) was contributed by the Vice President and Director of the Company, charged to operations and treated as donated capital.

(f)

During the period ended January 31, 2007, the value of consulting services of $22,500 (2005 - $22,500) was contributed by the CFO, COO and Director of the Company, charged to operations and treated as donated capital.

	(g)	During the period ended January 31, 2007, rent of $3,009 (2005 - $2,342) was paid to a company having common officers and directors.

	(h)	During the period ended January 31, 2007, project management fees of $22,500 (2005 - $22,500) were paid to a company having common officers and directors.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.	Commitments

(a)

On December 15, 2006, the Company entered an agreement with a company that will design, demonstrate, and deliver a prototype of the Rand Cam / RadMax pump in consideration for $60,000. Pursuant to the agreement the Company must pay $20,000 (paid) upon entering into the agreement, $20,000 upon the start of testing the prototype and $20,000 upon the delivery of the prototype.

(b)

On November 17, 2006, the Company entered into a securities purchase agreement with a purchaser (the “Purchaser”) to acquire up to $10,000,000 of the Company’s common stock over a term of 36 months at the discretion of the Company. The Company also issued a warrant to the Purchaser to acquire 1,640,000 shares of common stock with an exercise price of $1.30 per share for five years. Refer to Note 3(c).

	(c)	On November 13, 2006, the Company entered into a rental agreement for office space in Washington State for a term of one year at a cost of $320 per month.

	(d)	On November 1, 2006, the Company entered an agreement to employ an individual in the Washington State office at a cost of $7,500 per month.

(e)

On August 11, 2006, the Company entered into an agreement with a consulting company to provide corporate, securities, and regulatory management consulting services. Pursuant to the agreement, the Company is required to pay on an hourly basis for services provided at the rate of $60 per hour.

(f)

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $362,081 and has accumulated losses of $8,748,206 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 11% of the shares of the Company as at January 31, 2007, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

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

The shares of common stock to be issued under the equity line have been registered with the Securities and Exchange Commission.

JH Darbie & Co., Inc., our investment banker, arranged the equity line of credit, and will receive a fee and five year warrants, for the financing.

Funds realized from the Equity Line of Credit will be used for general working capital purposes.

Progress Report

Rand Cam Technology

On January 3, 2007, we announced that we had successfully completed a statement of work agreement with an engineering, prototyping, and manufacturing services company to complete a working model RadMax™ pump.

The Phase I program is to design, demonstrate, and deliver a prototype RadMax™ pump within 16 weeks. The goal for the work program is to complete a pump suitable for supporting demonstration to potential customers and to prove that the RadMax™ pump is a positive displacement device, capable of processing approximately twice its internal volume every revolution, which means that a production unit could be half the size and weight of any competitive unit.

The Phase II program will be to design and demonstrate a working model RadMax™ compressor to prove the same efficiency as the RadMax™ pump, which will be half the size and weight of any competitive centrifugal compressor.

On January 30, 2007 we announced the following RadMax™ product development status:

  RadMax™ 125 hp engine design is currently being evaluated through computer modeling to determine mechanical, rotational and thermal stress; analysis contact forces; and engine resonant frequencies.
  42 horsepower RadMax™ engine and compressor prototypes designed and concept tested.
  RadMax™125 hp engine and pump prototypes designed and concept currently in testing stage.
  RadMax™ 125 hp engine design is currently being scaled to produce other sizes of the engine.

Next testing steps include:

  Construction of demonstration prototypes of RadMax™ pump and compressor configurations
  Computer tests using advanced software for tests of RadMax™ 125 hp engine to determine and document:
    Validation of computer modeling
    Engine durability and performance benchmarks
    Engine seals performance
    Engine materials performance and material selection for durability
    Auxiliary engine systems (fuel, cooling, electrical, etc.) requirements.
  After completion of computer analysis, build working model prototype of RadMax™ engines for end users and potential licensees.

Corporate

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

Results of operations for the nine months ended January 31, 2007 (“2007”) compared to the nine months ended January 31, 2006 (“2006”)

There were no revenues from product licensing during the periods.

The net loss in 2007 increased by $257,287 to $969,396 compared to $712,109 in 2006 due to an increase in Administrative expenses of $191,849 to $838,088 from $646,239 in 2006, and an increase in Research and Development expenses of $65,438 to $131,308 compared to $65,870 in 2006.

Liquidity

During the nine months ended January 31, 2007, we financed our operations mainly by receiving support from related parties in the amount of $244,810, and by receiving proceeds of $241,350 from the issuance of common stock. The amounts from related parties are non-interest bearing, unsecured and repayable on demand. The related parties have indicated that they will advance further funds if needed.

As at January 31, 2007, we had a working capital deficit of $362,081. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and plan to raise additional funds from equity financing which we have negotiated. We also plan to raise approximately $1,000,000 through loans from a shareholder (Rand). Rand owns approximately 11% of the shares of the Company, having an approximate current market value of $2,751,000 as at January 31, 2007, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

(a)

On November 17, 2006, the Company entered into a Securities Purchase Agreement, whereby an investor agreed to purchase up to $10,000,000 of the Company’s common stock over a term of 36 months at the Company’s discretion. Each purchase will be for a minimum of $150,000 and up to a maximum of the lessor of: $750,000, or 200% of the average weighted volume for the Company’s common stock for the 20 trading days prior to the date of purchase. Each purchase will be at a 15% discount to the market price of the Company’s common stock over the 10 trading days prior to the purchase.

In connection with the equity line of credit, the Company issued to the investor a warrant (“Investor warrant”) to purchase 1,000,000 shares of the Company’s common stock at $1.30 per share (the “Exercise Price”) for 5 years, and to an agent a warrant (”Placement warrant”) to purchase 640,000 shares of the Company’s common stock at $1.30 per share for 5 years. If the Company fails to register the shares issuable upon the exercise of the Investor or Placement warrant, the holder is entitled to exercise the warrant and receive, for no consideration, a certificate equal to the number of shares obtained by subtracting the Exercise Price of the warrant for the volume weighted average price on the trading day immediately preceding the date of such election and multiplying that amount by the number of shares issuable upon the exercise of the warrant.

Pursuant to the agreement, if the Company issues any common stock, or rights to acquire common stock at a price less than the Exercise Price, the Exercise Price will be adjusted to the lower price. In addition, the number of shares issuable will be increased such that the aggregate exercise price after adjustment is equal to the aggregate exercise price prior to adjustment.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective February 9, 2007, to register shares of common stock potentially issuable under this equity line of credit (6,160,000 shares) and the related warrants (1,640,000 shares).

(b)	During the period ended January 31, 2007, the Company issued 110,833 shares at $0.80 per share upon the exercise of warrants for proceeds of $88,666.

(c)	During the period ended January 31, 2007, the Company issued 110,000 shares at $1.00 per share pursuant to a private placement for cash proceeds of $106,496, net private placement costs of $3,504.

(d)

During the period ended January 31, 2007, the Company issued 29,000 shares to a consultant for $60,000 of investor relations services. At January 31, 2007, $32,500 was recorded as general and administrative expenses and $27,500 as prepaid expenses.

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

Dated: March 22, 2007		REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)