Form 10KSB
period 2007-04-30
REGI U S INC
filed 2007-08-07
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2007

COMMISSION FILE NO. 0-23920

REGI U.S., INC.
(Name of small business issuer as specified in its charter)

OREGON	91-1580146
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

240 - 11780 HAMMERSMITH WAY
RICHMOND, BRITISH COLUMBIA V7A 5E9, CANADA
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
Berlin Bremen Stock Exchange Frankfurt Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [ ] No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days: Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Larger accelerated filer [ ]        Accelerated filer [ ]       Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 16, 2007, computed by reference to the price at which the stock was sold on that date: $21,010,706.40.

The number of shares outstanding of the registrant's common stock, no par value, as of July 6, 2007 was 27,011,208.

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

GENERAL

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("RAND") which holds approximately 11% of the common shares of REGI, which, in turn, is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech").

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

Our principal offices are located at 240-11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada. Our telephone number is (604) 278-5996 and our telefacsimile number is (604) 278-3409. Our website is www.regtech.com.

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

Ceramic Rand CamTM Engine

In February, 2004 we announced that a REGI licensee for unmanned vehicle system engines had completed testing of the prototype 42 H.P. engine. Tests occurred at Adiabatics in Columbus, IN and at the U.S. Navy's test facility at Patuxent River, MD. The initial test results demonstrated that the first generation prototype engine generated pressure and temperature. The licensee has started design of a second generation prototype. The documentation and one of the completed 42 H.P. Rand Cam(tm) engines have been delivered to REGI U.S., Inc. as part of the license agreement.

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

Next testing steps include:

Construction of demonstration prototypes of RadMax™ pump and compressor configurations.
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

On March 14, 2007, we announced RadMax™ product development status:

  RadMax®125 hp prototype pump fabrication complete. Assembly and testing underway.
  RadMax®125 hp prototype radial shaft seals have been integrated to eliminate leakage between rotors and cams.
  RadMax® engine design is currently being scaled to produce other sizes of the engine, including smaller, air-cooled versions up to 10 horsepower for UAV applications.

Our next testing steps include:

  Performance measurements of prototypes of RadMax™ pump
  Validation of radial shaft seals performance for pump and compressor
  Pump durability and performance benchmarking

In July we completed the pump testing and announced the following product development:

  Performance measurements of prototype of RadMax® pump completed.
  Axial Vane Positive Displacement Pump efficiency validated greater than 80%.
  Proprietary RadMax® radial shaft seals have been qualified for all low temperature applications (pumps, compressors).
  Validated ability to run dry, self-prime, and re-acquire prime.
  Measured suction to exceed 20 feet, lift (head) more than 80 feet.
  RadMax® 10-inch diameter prototype compressor fabrication is underway.
  Proprietary material will coat internal surfaces to facilitate safe run-dry operation.
  RadMax® Compressor includes many components common to RadMax® Pump, which reduces production unit cost.
  RadMax® Compressor designed for any gaseous use (air, refrigerant, carbon dioxide, etc.)

Planned testing steps include:

  Performance measurements of prototype RadMax® compressor
  Validation of seals performance for compressor environment
  Compressor durability and performance benchmarking including volume per revolution, compression ratio, and temperature increase due to compression.

Our RadMax® technology compressors are one of the most efficient designed and are an important part of our business model. Validation of prototype design specifications, during this test period, will allow us to quickly move forward to negotiate potential revenue opportunities related to global refrigeration, air conditioning, industrial processes, and portable compressor applications.

Rand Cam™ Generator and Fuel Cell Technology

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

In April, 2007 a wholly-owned US subsidiary, RadMax Technologies, Inc, a Washington Corporation, was formed with the initial focus on winning U.S. military contracts for custom versions of RadMax® products, as well as research and development funding to tailor RadMax® products to meet specific requirements defined by the U.S. military services. RadMax® products include RadMax® internal and external combustion diesel engines, RadMax® pumps, and RadMax® compressors.

James Vandeberg, a director and Chief Financial Officer of REGI U.S., Inc., was been appointed as the new company's president and sole director. The headquarters for the corporation is located at 601 Union Street, Suite 4500, Seattle, WA 98101.

On April 30, 2007, the Board of Directors appointed Robert Grisar as Vice President of Engineering for the RadMax® / Rand Cam™ technology. In this role, he will report to James Vandeberg, president of RadMax Technologies, Inc., a wholly owned REGI U.S., Inc. subsidiary.

In this position, Mr. Grisar will focus on obtaining commercial and U.S. military contracts for custom versions of RadMax® products, as well as research and development funding to tailor RadMax® products to meet specific requirements by potential end users. RadMax® products include RadMax® internal and external combustion diesel engines, RadMax® pumps, and RadMax® compressors.

Mr. Grisar has more than 30 years of progressive engineering experience designing and implementing electronic and mechanical systems for the US Department of Defense and related agencies. This includes: airborne radar for fixed and rotary wing aircraft, shipboard-submarine-and torpedo sonar, and line-of-sight, meteor burst, and satellite communications systems. His commercial experience includes designing and implementing the user interface and software for medical imaging and diagnostic systems. Prior, he was responsible for the Astrospace design, fabrication, test, and implementation of the thermal protection system for Space Shuttle solid rocket boosters. Most recently, Mr. Grisar directed MILPARTS (Military Parts Reinvention Network), which continues to reinvent, produce, and deliver military system repair and spare parts for legacy defense systems.

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

Our current objective is to complete and test the various compressor, pump and engine prototypes. Based on the successful testing, the prototypes will be used for presentation purposes to potential license and joint venture partners.

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

History of Losses. We have a history of operating losses, and an accumulated deficit, as of April 30, 2007, of $9,192,104. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

Our future revenues and profitability are unpredictable. We currently have no signed contracts that will produce revenue and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

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

Control by Current Insiders. 9,7515,886 common shares, not including currently exercisable options or warrants, are owned by current insiders representing control of approximately 35.86% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

During the last two fiscal years, we have incurred a total of $196,565 in research and development expenses. During the last year, the majority of the costs were paid directly toward the building of the 42 horsepower prototypes by Radian Milparts and by Advanced Ceramics for the 10 horsepower ceramic engine for unmanned aerial applied uses.

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

There was no matter submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2007, through the solicitation of proxies or otherwise.

Subsequent to April 30, 2007, on May 24, 2007, at a special and general meeting of the shareholders of the Company, the shareholders of the Company approved the following changes to the Company’s articles of incorporation:

  The authorized capital was increased from 50,000,000 shares of common stock to 100,000,000 shares of common stock; and
  Reduction of the number of shares required to amend the articles of incorporation from two-thirds to a majority.

Additionally John G. Robertson, James L. Vandeberg, and Jennifer Lorette were elected directors of the Company to hold office until the next annual meeting of the shareholders and until their successors are elected and qualified or until they resign or are removed from office.

The shareholders approved Smythe Ratcliffe LLP, Chartered Accountants as auditor of the Company until the next Annual Meeting of Shareholders.

The Oregon Secretary of State, Corporation Department, accepted the amendment as filed May 30, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Price		Asked Price
	High$	Low $	High $	Low $
Quarter Ended April 30, 2004	.32	.19	.37	.20
Quarter Ended July 31, 2004	.27	.15	.29	.16
Quarter Ended October 31, 2004	.4	.24	.425	.285
Quarter Ended January 31, 2005	2.21	.33	2.28	.34
Quarter Ended April 30, 2005	1.07	.369	1.1	.04
Quarter Ended July 31, 2005	.82	.35	1.00	.40
Quarter Ended October 31, 2005	.95	.54	.97	.57
Quarter Ended January 31, 2006	.85	.41	.88	.47
Quarter Ended April 30, 2006	2.50	.48	2.53	.51
Quarter Ended July 31, 2006	2.58	1.17	2.60	1.20
Quarter Ended October 31, 2006	2.14	0.85	2.18	0.88
Quarter Ended January 31, 2007	1.59	0.91	1.62	0.95
Quarter Ended April 30, 2007	1.51	0.91	1.52	0.94

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of July 6, 2007, there were 27,011,208 shares of common stock outstanding, held by 240 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2007.

Plan Category	Number of Shares To Be Issued Upon Exercise	Weighted Average Exercise Price (3)	Number of Securities Available for Issuance
1993 Stock Option Plan (as amended December 5, 2000) (1)	850,000	$0.55.	109,000
2007 Stock Option Plan (2)	1,025,000	$ –	975,000

(1)

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(2)

The Company has a Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees, approved April 12, 2007.. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(3)	The price reflects the weighted average exercise price of those options which are vested and exercisable.

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. On April 12, 2007 the Company approved the 2007 Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees. Pursuant to the Plans, the Company has granted stock options to certain directors, consultants and employees.

All options granted by the Company under the 2000 Plan have the following vesting schedule:

(i)	Up to 25% of the option may be exercised at any time during the term of the option, such initial exercise is referred to as the “First Exercise”.
(ii)	The second 25% of the option may be exercised at any time after 90 days from the date of First Exercise, such second exercise is referred to as the “Second Exercise”.
(iii)	The third 25% of the option may be exercised at any time after 90 days from the date of Second Exercise, such third exercise is referred to as the “Third Exercise”
(iv)	The fourth and final 25% of the option may be exercised at any time after 90 days from the date of the Third Exercise.
(v)	The options expire sixty months from the date of grant.

All options granted to April 30, 2007 by the Company under the 2007 Plan have the following vesting schedule:

(i)	Up to 25% of the option may be exercised 90 days after the grant of the option.
(ii)	The second 25% of the option may be exercised at any time after July 12, 2008.
(iii)	The third 25% of the option may be exercised at any time after July 12, 2009.
(iv)	The fourth and final 25% of the option may be exercised at any time after July 12, 2010.
(v)	The options expire sixty months from the date of grant.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. See Note 3 to our audited financial statements for the fiscal year ended April 30, 2007 for more information on recent sales of unregistered securities.

On November 17, 2006, the Company entered into a Securities Purchase Agreement, whereby an investor agreed to purchase up to $10,000,000 of the Company’s common stock over a term of 36 months at the Company’s discretion. Each purchase will be for a minimum of $150,000 and up to a maximum of the lesser of: $750,000, or 200% of the average weighted volume for the Company’s common stock for the 20 trading days prior to the date of purchase. Each purchase will be at a 15% discount to the market price of the Company’s common stock over the 10 trading days prior to the purchase.

In connection with the equity line of credit, the Company issued to the investor a warrant (“Investor warrant”) to purchase 1,000,000 shares of the Company’s common stock at $1.30 per share (the “Exercise Price”) for 5 years, and to an agent a warrant (”Placement warrant”) to purchase 640,000 shares of the Company’s common stock at $1.30 per share for 5 years. If the Company fails to register the shares issuable upon the exercise of the Investor or Placement warrant, the holder is entitled to exercise the warrant and receive, for no consideration, a certificate equal to the number of shares obtained by subtracting the Exercise Price of the warrant for the volume weighted average price on the trading day immediately preceding the date of such election and multiplying that amount by the number of shares issuable upon the exercise of the warrant. The issuance of the warrant was exempt under 4(2).

In the previous fiscal year, the Company received subscriptions of $3,750 upon the exercise of stock options for 18,750 shares issued during the year ended April 30, 2007.

During the year ended April 30, 2007, the Company issued 643,500 shares upon the exercise of stock options for proceeds of $140,188.

During the year ended April 30, 2007, the Company issued 255,833 shares at $0.80 per share upon the exercise of warrants for proceeds of $204,666. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act. If the foregoing exemptions are not available, we further believe that 255,833 shares were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

During the year ended April 30, 2007, the Company issued 13,000 shares at $1 per share upon the exercise of warrants for proceeds of $13,000.

During the year ended April 30, 2007, the Company issued 120,000 shares at $1.00 per share pursuant to a private placement for cash proceeds of $116,496, net of issue costs of $3,504. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act. If the foregoing exemptions are not available, we further believe that 120,000 shares were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

As of April 30, 2007, the Company had received subscriptions of $10,000 upon the exercise of warrants of 12,500 shares issued subsequent to the year end.

As of April 30, 2007, the Company had received subscriptions pursuant to a private placement for proceeds of $249,027, net of subscription costs of $13,673.

On July 14, 2006, the Company entered into a financial advisory agreement with a consulting company for the provision of consulting services from July 14, 2006 to July 14, 2007 in consideration for $10,000 upon the signing of the agreement (paid), shares with a fair value of $60,000 (issued) and $5,000 per month for ten months This offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

ITEM 6:	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this annual report.

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the "RC/DC Engine").

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totaling $9,192,104 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2007, we had working capital deficiency of $108,145. Our only assets are cash totaling $163,909, prepaid expenses, totaling $41,648. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

During 2007, we raised $120,000 pursuant to a private placement of 120,000 units. The Units were issued at a purchase price of US$1 per Unit for cash proceeds of $116,496, net of issue costs of $3,504. Each Unit consisted of one share common stock of the Company and one warrant. Each warrant may be exercised to enable the investor to purchase one additional share of Common Stock at US$1.50 within five years of the date of issuance to the purchaser. During the fiscal year ended April 30, 2006, we raised $881,088, net of issue costs of $18,912 pursuant to a private placement of 1,500,000 units. The units were issued at a purchase price of US$0.60. Each Unit consisted of one share common stock of the Company and one half warrant. Each whole warrant may be exercised to enable the investor to purchase one additional share of Common Stock at US$0.80 within the first year of the date of issuance to the purchaser, and US$1.00 within the second year of the date of issuance to the purchaser.

During the year also, we raised $143,938 from the exercise of 643,500 stock options, and $217,666 from the exercise of 268,833 share purchase warrants. During the fiscal year ended April 30, 2006, we raised $53,313 from the exercise of 212,000 stock options, and $142,240 from the exercise of 406,400 share purchase warrants. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. We may also raise additional funds through the exercise of warrants and stock options.

Results of operations for the year ended April 30, 2007 ("2007) compared to the year ended April 30, 2006 ("2006")

There were no revenues from product licensing during 2007 and 2006.

The net loss in 2007 increased by $357,936 to $1,413,294 compared to $1,055,358 in 2006. The increase was due to an increase of $238,181 in general and administrative expenses and an increase of $44,989 in research and development expenses. The increase in administrative expenses was mainly due to an increase in stock-based compensation of $135,777 to $260,569 in 2007 from $124,793 in 2006, a decrease in consulting fees of $26,460 to $244,248 in 2007 from $270,708 in 2006, a decrease in investor relations expenses of $169,596 to $297,413 in 2007 from $467,009 in 2006, an increase in professional fees of $105,493 to $170,430, in 2007 from $64,938 in 2006, an increase in advertising of $68,246 to $100,752 in 2007 from $32,506 in 2006, an increase in travel of $26,424 to $ 74,730 in 2007 from $48,306 in 2006, and an increase in wages and benefits of $96,620 from $nil in 2006. The majority of prototype construction and testing costs continues to be borne by potential licensees and manufacturers. See above progress reports for research and development activity conducted during the year.

LIQUIDITY AND CAPITAL RESOURCES

During 2007, we financed our operations mainly through proceeds of $357,854 from the exercise of stock options and share purchase warrants, as well as net proceeds of $116,496 from a private placement offering.

We received funding in 2007 from our affiliated companies (common officers and directors) and our 11% shareholder, Rand Energy Group, Inc. (“Rand”) and Reg Technologies Inc., the controlling shareholder of Rand Energy Group, Inc. The total amount owing to related parties is $248,253 or 79% of total current liabilities as at April 30, 2007. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

As at April 30, 2007, we had working capital deficiency of $108,145. We receive interim support from our ultimate parent company and will raise additional funds from equity financing which was negotiated. We also plan to raise funds through loans from a major shareholder (Rand). Rand owns 2,941,616 shares and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

The audited financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 11% of the shares of the Company, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. (See Note 3(e) to our financial statements). The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

Subsequent to the fiscal year ended April 30, 2007, we received subscriptions pursuant to a private placement for cash proceeds of $297,250. We anticipate that our cash requirements for the fiscal year ending April 30, 2008 will remain consistent with those for the fiscal year ended April 30, 2007.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8.	CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including the President, and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the disclosure controls and procedures were effective at the reasonable assurance level with respect to such disclosure controls and procedures being designed to ensure that information relating to the Registrant required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable , and not absolute assurance, of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal year ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

Extension of Compliance Date for Management’s Report on Internal Control Over Financial Reporting

The Company is a non-accelerated filer as defined in Rule 12b-2 of the Act. On September 21, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers concerning the provisions of Exchange Act Rule 13a-15(d) or 15d-15(d), whichever applies, requiring an evaluation of changes to internal control over financial reporting requirements with respect to the company’s first periodic report due after the first annual report that must include management’s report on internal control over financial reporting. A company that is a non-accelerated filer must begin to comply with these requirements for its first fiscal year ending on or after July 15, 2007. In addition, the compliance period was extended to the amended portion of the introductory language in paragraph 4 of the certification required by Exchange Act Rules 13a-14(a) and 15d-14(a) that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b). The amended language must be provided in the first annual report required to contain management’s internal control report and in all periodic reports filed thereafter. The extended compliance dates also apply to the amendments of Exchange Act Rules 13a-15(a) and 15d-15(a) relating to the maintenance of internal control over financial reporting.

Under the internal control reporting provisions of the Act, Management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Prior to the extended deadline in 2007, management will conduct an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management will determine whether the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting will be audited by an independent registered public accounting firm and stated in their report which will be included in the Company’s Form 10-KSB filing.

There were no changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.	OTHER INFORMATION.

On September 8, 2005, Manning Elliott agreed to resign as the Company’s principal auditor, effective as of such date. On September 8, 2005, the Company appointed Smythe Ratcliffe LLP as the principal auditor of the Company, effective as of such date. The resignation of Manning Elliott was accepted and the appointment of Smythe Ratcliffe LLP was approved by the Company’s Audit Committee.

The reports of Manning Elliott on the Company's financial statements for the two fiscal years 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

The Company has authorized Manning Elliott to respond fully to questions of its successor independent auditors.

There were no disagreements with Manning Elliott for the past two fiscal years any subsequent interim period preceding such resignation, declination or dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of Manning Elliott, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The Company has requested Manning Elliott to furnish it a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated September 13, 2005, was filed with our 8-K on September 13, 2005.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .

Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position

John G. Robertson	66	Director, Chairman of the Board of Directors, President and Chief Executive Officer
Jennifer Lorette	35	Director, Vice-President
James Vandeberg	63	Director and Chief Operating Officer and Chief Financial Officer
Brian Cherry	67	Vice President, Rand Cam™ Engine Technology Projects
Lynn Petersen	56	Vice President of Marketing for the RadMax™ / Rand Cam™ Technology
Robert Grisar	60	Vice President, Engineering for the RadMax™ / Rand Cam™ Technology

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

Brian Cherry - Vice President, Rand Cam™ Engine Technology Projects

Mr. Cherry was Vice President and a Director of the Company since its inception in July 1992, until January 2001 when he left the Company to pursue personal interests. Mr. Cherry was appointed Vice President, Rand Cam™ Engine Technology Projects in June 2004. He has spearheaded the development of the next-generation RadMax® technology. He has earlier patented prior versions of the technology in 1996. He is currently the project manager in charge of developing a RadMax® electric generator for hybrid electric vehicles and for residential uses. Mr. Cherry oversees and prepares submissions of new patent applications for the RadMax® technology.

Lynn Petersen – Vice President, Marketing for the RadMax™ / Rand Cam™ Technology

Mr. Petersen has over 25 years leadership experience in sales, marketing, market research and business development management. An accomplished marketer and new product strategist, his vision and expertise has driven notable growth in the industrial chemical, computer and packaging equipment industries. Most recently Mr. Petersen was Marketing Manager for three years at Jetseal, Inc., which manufactures high tech seals for the aerospace, military, semi conductor, and nuclear industries. Mr. Petersen received his Bachelor of Science degree in Mechanized Agriculture, and Master of Science degree in Economics and Agricultural Engineering from South Dakota State University. He was honorably discharged from the USAR where he served as an Ordnance Corp officer for 14 years. Mr. Petersen is responsible for managing marketing and business development activities, and making presentations for the RadMax® and Rand Cam™ technology to major potential end users. He is also responsible for researching, defining and optimizing new business markets for REGI U.S., Inc.

Robert Grisar – Vice President, Engineering for the RadMax™ / Rand Cam™ Technology

Mr. Grisar was appointed Vice President, Engineering for the RadMax® / Rand Cam™ technology. He has more than 30 years of progressive engineering experience designing and implementing electronic and mechanical systems for the US Department of Defense and related agencies. This includes: airborne radar for fixed and rotary wing aircraft, shipboard-submarine-and torpedo sonar, and line-of-sight, meteor burst, and satellite communications systems. His commercial experience includes designing and implementing the user interface and software for medical imaging and diagnostic systems. Prior, he was responsible for the Astrospace design, fabrication, test, and implementation of the thermal protection system for Space Shuttle solid rocket boosters. Most recently, Mr. Grisar directed MILPARTS (Military Parts Reinvention Network), which continues to reinvent, produce, and deliver military system repair and spare parts for legacy defense systems.

Audit Committee

Our Audit Committee consists of the entire Board of Directors of the Company. None of the members of the Audit Committee are “independent directors”.

We do not currently have a financial expert in our audit committee due to our relatively small size. In 2007, we had no employees and we relied upon the services of a chartered accounting firm in Vancouver, BC, Canada, to prepare our interim unaudited quarterly consolidated financial statements. Also, we retained the audit services of Smythe Ratcliffe LLP, Chartered Accountants to perform the audit on our year-end consolidated financial statements.

Moreover, the audit committee is comprised of seasoned business professionals, whereby two members each have over 25 years of experience in the investment business, are board members of several corporations and one of the members is an attorney whose practice focuses on the corporate finance area, with an emphasis on securities and acquisitions.

On these bases, we believe that the audit committee has adequate resources available to it when financial expertise and advice are necessary.

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

Code of Ethics

The Board of Directors does not have any committees. Our Board of Directors has not adopted a code of ethics that applies to our principal executive officer, principal financial officer. We believe that due to the small size of the Company and existing systems we have in place that there is no real benefit to having a formal code of ethics.

Directors are subject to the laws of the State of Oregon, whereby they are required to act honestly, in good faith and in the best interests of the Company.

ITEM 10.	EXECUTIVE COMPENSATION

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensa- tion ($)	Total ($)
John G. Robertson President, Chief Executive Officer	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	168,307 Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	30,000 30,000 36,000 (2)	Nil Nil Nil

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended April 30, 2007 for the fair value of stock options granted to each of our named executive officers calculated in accordance with SFAS 123R. For additional information on the valuation assumptions with respect to these option grants, refer to Note3 of our financial statements and related notes. These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our named executive officers. See the Outstanding Equity Awards at April 30, 2007 table below for more information on options held by the named executive officers.

(2) Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, received or is to receive $2,500 per month from us for management services provided to us. Mr. Robertson is a trustee of the Robertson Family Trust.

We entered into the following contracts with related parties. Related parties consist of companies controlled or significantly influenced by the President of the Company.

On March 31, 1994, we entered into a management agreement with Access Information Services, Inc., a Washington corporation, which is owned and controlled by the Robertson Family Trust. A management fee of $2,500 per month is accrued for the provision certain management, administrative, and financial services

On November 27, 2006, a company with common directors transferred 20,500 shares it holds of the Company to a consultant pursuant to a consulting agreement for services valued at $25,000.

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm.

The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the year ended April 30, 2007, fees in the aggregate of $116,598 (2006 - $12,201) for legal services have been paid to the Law Firm.

During the year ended April 30, 2007, the value of consulting services of $90,000 (2006 - $90,000) was contributed by the President, CEO and Director of the Company, charged to operations and treated as donated capital.

During the year ended April 30, 2007, the value of consulting services of $30,000 (2006 - $30,000) was contributed by the Vice President and Director of the Company, charged to operations and treated as donated capital.

During the year ended April 30, 2007, the value of consulting services of $30,000 (2006 - $30,000) was contributed by the CFO, COO and Director of the Company, charged to operations and treated as donated capital.

During the year ended April 30, 2007, rent of $3,009 (2006 - $4,797) was paid to a company having common officers and directors.

During the year ended April 30, 2007, project management fees of $30,000 (2006 - $30,000) were paid to a company having common officers and directors.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information about outstanding equity awards held by our named executive officers as of April 30, 2007.

Option Awards (1)

Name	Number of Securities Underlying Unexercised Options granted (#) Exercisable	Number of Securities Underlying Unexercised Options granted (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration date
John Robertson	Nil	500,000	Nil	$1.30	April 12, 2012
Jennifer Lorette	75,000 Nil	Nil 100,000	Nil Nil	$0.20 $1.30	May 10, 2007 April 12, 2012
Brian Cherry	Nil	Nil	Nil	Nil	Nil
James L. Vandeberg	Nil	500,000	Nil	$1.30	April 12, 2012
Lynn Petersen	25,000	75,000	Nil	$1.30	April 12, 2012
Robert Grisar	Nil	200,000	Nil	$1.30	April 12, 2012

(1)	There were no Stock Awards awarded to the named executive officers. Accordingly, this disclosure has been omitted.

Compensation of Directors

During the most recently completed financial year, the Company paid no cash compensation (including salaries, fees, directors’ fees, commissions, bonuses paid for services rendered during the most recently completed fiscal year, bonuses paid during the most recently completed fiscal year for services rendered in a previous year, and any compensation other than bonuses earned during the most recently completed fiscal year the payment of which was deferred) to the Directors for services rendered.

Executive Officers of the Company, who also act as Directors of the Company, do not receive any additional compensation for services rendered in such capacity other than as paid by the Company to such Executive Officers in their capacity as Executive Officers (see “Compensation of Executive Officers”).

We do not have any Long Term Incentive Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 9, 2007, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of
		Shares Owned
John G. Robertson, Chairman of the Board of Directors, President and
Director (1) (2) (3)(10_	10,146,486	37.31%
James McCann (4)	3,046,116	11.2%
Rand Energy Group Inc. (5)	3,046,116	11.2%
Jennifer Lorette, Vice President and Director (6)	255,400	*
James Vandeberg, Chief Operating Officer and Director (7)	175,000	*
Brian Cherry, Vice President of the Rand Cam™ Engine Technology	Nil	*
Projects
Lynn Petersen, Vice President of Marketing for the RadMax™ / Rand	110,000	*
Cam™ technology (8)
Robert Grisar Vice President of Engineering for the RadMax® / Rand	200,000	**
Cam™ technology (9)
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR	9,751,886	35.86%
INDIVIDUALS) (11)

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

(2) Includes 3,046,116 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 500,000 options that are currently not exercisable. Mr. Robertson's address is the same as the Company's.

(3) Includes 2,747,720 common shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, and 500,000 options that are currently not exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as REGI’s address.

(4) Includes 3,046,116 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(5) Rand Energy Group Inc. is owned 51% by REG TECH and 49% by Rand Cam Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both REG TECH and Rand Cam Engine Corp. could be considered the beneficial owner of the 3,046,116 shares registered in the name of Rand Energy Group Inc.

SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in REG TECH. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 2,941,616 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

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

(6) Includes 50,000 options that are currently exercisable and 100,000 that are not exercisable. Ms. Lorette's address is the same as the Company's.

(7) Includes 100,000 options that are currently not exercisable. Mr. Vandeberg's address is 601 Union Street, Suite 4500, Seattle, WA 98101.

(8) Includes 100,000 options that are currently not exercisable. Mr. Petersen's address is 665 N. Riverpoint Blvd., Suite 438, Spokane, WA 99202-1648.

(9) Includes 200,000 options that are currently not exercisable. Mr. Grisar's address is 8543 Hemlock Ridge Drive, Kirtland, OH 44094 USA.

(10) Includes 3,320,000 shares registered in the name of Reg Technologies Inc. Reg Technologies Inc. is a publicly held British Columbia corporation. Rand Energy Group Inc., holds approximately 11% of the common shares of REGI, which, in turn, is controlled 51% by Reg Technologies Inc. Mr. Robertson and Ms. Lorette are both directors and officers of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc.. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 3,320,000 shares registered in the name of Reg Technologies Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

(11) Includes 3,046,116 shares registered in the name of Rand Energy Group Inc. whose beneficial ownership is attributed to Mr. Robertson as set forth in Note (2) above. See Note (5) above for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 500,000 options that are currently not exercisable.

CHANGES IN CONTROL

We know of no arrangements the operation of which may result in a change of our control.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("RAND"), which, in turn, is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech") and 49% by Rand Cam Engine Corp. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977, Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Rand Cam Engine Corp. is a privately held company whose stock is reportedly majority-owned and controlled by James McCann and the balance by several other shareholders.

In April, 2007 a wholly-owned US subsidiary, RadMax Technologies, Inc, a Washington Corporation, was formed with the initial focus on winning U.S. military contracts for custom versions of RadMax® products, as well as research and development funding to tailor RadMax® products to meet specific requirements defined by the U.S. military services. RadMax® products include RadMax® internal and external combustion diesel engines, RadMax® pumps, and RadMax® compressors.

James Vandeberg, a director and Chief Financial Officer of REGI U.S., Inc., was been appointed as the new company's president and sole director. The headquarters for the corporation is located at 601 Union Street, Suite 4500, Seattle, WA 98101.

Director Independence

Our common stock is traded on the over-the-counter bulletin board. Therefore, the company is not required to have independent members of the board of directors.

ITEM 13.	EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc	(2)
3.3	By-Laws	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between Regi U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)

10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
21.1	List of Subsidiaries	(7)
23.1	Consent of Independent Auditors	(7)
23.2	Consent of Independent Auditors	(7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, Smythe Ratcliffe during 2007 and 2006:

	2007	2006
Type of Services Rendered	Fiscal Year	Fiscal Year

(a) Audit Fees	$ 43,460	$10,700
(b) Audit-Related Fees	$Nil	$Nil
(c) Tax Fees	$Nil	$Nil
(d) All Other Fees	$Nil	$Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: July 27, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	President, Chief	7/27/07
(John G. Robertson)	Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer	7/27/07
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Vice President and Director	7/27/07
(Jennifer Lorette)

EXHIBIT INDEX

Number	Description	Page
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc	(2)
3.3	By-Laws…	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between Regi U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between Regi U.S. and ColTec, Inc	(3)
10.3	Agreement between Coltec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.5	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.6	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
21.1	List of Subsidiaries	(7)
23.1	Consent of Independent Auditors	(7)
23.2	Consent of Independent Auditors	(7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001.
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated herein.

REGI U.S., Inc.
(A Development Stage Company)

April 30, 2007
(Expressed in U.S. dollars)

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF REGI U.S., INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of REGI U.S., Inc. (A Development Stage Company) as at April 30, 2007 and 2006 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2007 and 2006, and the period from July 27, 1992 (date of inception) to April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders’ equity (deficit), and cash flows from July 27, 1992 (date of inception) to April 30, 2005 were audited by other auditors whose report dated August 9, 2005 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ deficiency and cash flows from inception to April 30, 2007, insofar as it relates to amounts for prior periods through April 30, 2005, is solely based on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006 and the cumulative totals from July 27, 1992 (date of inception) through April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 1 to the financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, British Columbia
July 20, 2007

7th Floor, Marine Building 355 Burrard Street, Vancouver, BC Canada V6C 2G8	Fax: 604.688.4675 Telephone: 604.687.1231 Web: SmytheRatcliffe.com

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	April 30,	April 30,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	163,909	240,137
Prepaid expenses (Note 3(c))	41,648	60,139
Total Assets	205,557	300,276

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	65,449	56,815
Due to related parties (Note 4(a))	248,253	143,258
Total Liabilities	313,702	200,073

Stockholders’ Equity (Deficit)
Common Stock (Note 3):
50,000,000 shares authorized without par value; 26,919,208 shares issued and
outstanding (April 30, 2006 - 25,839,125 shares)	5,892,176	6,915,482
Additional Paid-in Capital	2,085,256	262,281
Subscriptions Received	259,027	3,750
Donated Capital (Note 4)	847,500	697,500
Deficit Accumulated During the Development Stage	(9,192,104)	(7,778,810)
Total Stockholders’ Equity (Deficit)	(108,145)	100,203
Total Liabilities and Stockholders’ Equity (Deficit)	205,557	300,276

Commitments (Note 5)

Contingencies (Note 6)

Subsequent Events (Note 8)

Approved by the Directors:
“John Robertson”
John Robertson - Director
“Jennifer Lorette”
Jennifer Lorette - Director

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	From
	July 27,1992
	(Date of Inception)	For the Year Ended
	to April 30,	April 30,
	2007	2007	2006
	$	$	$

Expenses

Amortization	130,533	–	–
General and administrative (Notes 2(g), and 3(a) and (c))	5,224,100	1,292,517	1,054,336
Impairment loss	72,823	–	–
Research and development	3,954,299	120,777	75,788

Operating Loss	9,381,755	1,413,294	1,130,124

Other Income

Accounts payable written-off (Note 6)	189,651	–	74,766

Net and Comprehensive Loss for the Period	9,192,104	1,413,294	1,055,358

Loss Per Share		(0.05)	(0.04)

Weighted Average Number of Common Shares Outstanding		26,128,000	24,240,000

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
From July 27, 1992 (Date of Inception) to April 30, 2007
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

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
From July 27, 1992 (Date of Inception) to April 30, 2007
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

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
From July 27, 1992 (Date of Inception) to April 30, 2007
(expressed in U.S. dollars)

							Deficit
							Accumulated	Total
				Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficit)
	#	$	$	$	$	$	$	$
Balance – April 30, 2003	17,687,935	5,102,299	37,000	25,968	187,500	–	(5,528,650)	(175,883)
Donated consulting services	–	–	–	–	210,000	–	–	210,000
Stock issued for cash pursuant to a
private placement	173,120	25,968	–	(25,968)	–	–	–	–
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	–	–	–	–	–	86,000
Stock options exercised	100,000	20,000	–	–	–	–	–	20,000
Stock-based compensation	–	–	78,184	–	–	(78,184)	–	–
Stock issued for services	400,000	92,000	–	–	–	(92,000)	–	–
Stock issued to settle debt	3,320,000	166,000	–	–	–	–	–	166,000
Deferred compensation	–	–	–	–	–	142,355	–	142,355
Net loss	–	–	–	–	–	–	(609,913)	(609,913)
Balance – April 30, 2004	22,231,055	5,492,267	115,184	–	397,500	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	–	–	–	(24,000)	–	–
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	–	–	–	–	–	29,750
Warrants exercised	173,120	34,624	–	–	–	–	–	34,624
Private placement	1,032,800	258,200	–	–	–	–	–	258,200
Stock-based compensation	–	–	23,304	–	–	–	–	23,304
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Deferred compensation	–	–	–	–	–	38,829	–	38,829
Net loss	–	–	–	–	–	–	(584,889)	(584,889)
Balance - April 30, 2005	23,720,725	5,838,841	138,488	–	547,500	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to
additional paid in capital	–	–	(13,000)	–	–	13,000	–	–
Stock issued for cash pursuant to:
Options exercised	212,000	53,313	–	–	–	–	–	53,313
Warrants exercised	406,400	142,240	–	–	–	–	–	142,240
Private placement	1,500,000	881,088	–	–	–	–	–	881,088
Common stock subscribed	–	–	–	3,750	–	–	–	3,750
Stock-based compensation	–	–	124,793	–	–	–	–	124,793
Deferred compensation	–	–	12,000	–	–	–	–	12,000
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Net loss	–	–	–	–	–	–	(1,055,358)	(1,055,358)
Balance – April 30, 2006	25,839,125	6,915,482	262,281	3,750	697,500	–	(7,778,810)	100,203

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
From July 27, 1992 (Date of Inception) to April 30, 2007
(expressed in U.S. dollars)

							Deficit
							Accumulated	Total
				Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficit)
	#	$	$	$	$	$	$	$

Balance – April 30, 2006	25,839,125	6,915,482	262,281	3,750	697,500	–	(7,778,810)	100,203

Stock issued for cash pursuant to:
Options exercised	662,250	143,938	–	(3,750)	–	–	–	140,188
Warrants exercised	268,833	217,666	–	–	–	–	–	217,666
Private placement	120,000	120,000	–	–	–	–	–	120,000
Private placement costs	–	(3,504)	–	(13,673)	–	–	–	(17,177)
Common stock subscribed	–	–	–	272,700	–	–	–	272,700
Stock issued for services	29,000	60,000	–	–	–	–	–	60,000
Warrants issued for equity line of
credit	–	(1,561,406)	1,561,406	–	–	–	–	–

Stock-based compensation	–	–	260,569	–	–	–	–	260,569
Deferred compensation	–	–	1,000	–	–	–	–	1,000
Donated consulting services	–	–	–	–	150,000	–	–	150,000

Net loss	–	–	–	–	–	–	(1,413,294)	(1,413,294)
Balance – April 30, 2007	26,919,208	5,892,176	2,085,256	259,027	847,500	–	(9,192,104)	(108,145)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	From
	July 27, 1992
	(Date of
	Inception)	For the Year Ended
	to April 30,	April 30,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss	(9,192,104)	(1,413,294)	(1,055,358)

Adjustments to reconcile net loss to net cash used
in operating activities
Accounts payable written-off	(189,651)	–	(74,766)
Amortization	130,533	–	–
Impairment loss	72,823	–	–
Stock-based compensation (Note 3)	523,850	260,569	124,793
Amortization of deferred compensation	373,795	1,000	12,000
Donated services	847,500	150,000	150,000
Intellectual property written-off	578,509	–	–
Shares issued for services (Note 3(c))	47,500	47,500	–

Changes in operating assets and liabilities
Accounts receivable	(3,000)	–	–
Prepaid expenses (Note 3(c))	(29,148)	30,991	(42,925)
Accounts payable and accrued liabilities	263,256	8,634	43,908

Cash Used in Operating Activities	(6,576,137)	(914,600)	(842,348)

Investing Activities

Patent protection costs	(38,197)	–	–
Purchase of property, plant and equipment	(198,419)	–	–

Cash Used in Investing Activities	(236,616)	–	–

Financing Activities

Bank indebtedness	–	–	(3,514)
Advance from related parties	536,100	104,995	5,608
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	6,146,817	474,350	1,076,641
Subscriptions received	288,745	259,027	3,750

Cash Provided by Financing Activities	6,976,662	838,372	1,082,485

Increase (Decrease) In Cash	163,909	(76,228)	240,137

Cash – Beginning of Period	–	240,137	–

Cash - End of Period	163,909	163,909	240,137

Non-Cash Investing and Financing Activities

Warrants issued for equity line of credit	1,561,406	1,561,406	–
Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Shares issued for services	60,000	60,000	–
Consulting services reflected as donated capital	847,500	150,000	150,000
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated in the State of Oregon, U.S.A., on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) in the U.S. The world-wide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder, which owns 12% of the Company’s issued and outstanding stock, and controls the Company by way of a voting trust arrangement. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%.

The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington. Rad Max hopes to win military contracts for custom versions of the RC/DC Engine. The accounts of the subsidiary are incorporated in the accounts of the Company as at April 30, 2007. All inter- company balances have been eliminated upon consolidation.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has accumulated losses of $9,192,104 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 11% of the shares of the Company, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock (See Note 3(e)). There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars.

	(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(d)	Financial Instruments

(i) Fair Value

The carrying values of cash, due to related parties, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments”, using the modified retrospective transition method. There has been no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(g)	Stock-Based Compensation (Continued)

The fair value for options granted was estimated at the date of grant using the Black-Scholes option pricing model and the weighted average fair value of stock options granted during the year ended April 30, 2007, was $1.32 (2006 - $0.44). During the year ended April 30, 2007, the Company recorded stock-based compensation of $260,569 (2006 - $124,793) as general and administrative expense. At April 30, 2007, the Company had $1,247,391 of total unrecognized compensation cost related to non-vested stock options held by employees, which will be recognized over future periods.

The weighted average assumptions used are as follows:

	April 30, 2007	April 30, 2006

Expected dividend yield	0%	0%
Risk-free interest rate	4.54%	3.89%
Expected volatility	142%	123%
Expected option life (in years)	2.50	2.04

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

(h)	Basic and Diluted Income (Loss) per Share

The Company computes income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of common shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

(i)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (Continued)

	(i)	Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of cash flows, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

3.	COMMON STOCK

	(a)	Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000.

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of APB Opinion No. 25, using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payments”, using the modified retrospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no change to the Company income from operations for the year ended April 30, 2007 than if it had continued to account for share-based compensation under APB No. 25.

All options granted by the Company under the 2000 Plan have the following vesting schedule:

		(i)	Up to 25% of the option may be exercised at any time during the term of the option; such initial exercise is referred to as the “First Exercise”.

		(ii)	The second 25% of the option may be exercised at any time after 90 days from the date of First Exercise; such second exercise is referred to as the “Second Exercise”.

		(iii)	The third 25% of the option may be exercised at any time after 90 days from the date of Second Exercise; such third exercise is referred to as the “Third Exercise”.

		(iv)	The fourth and final 25% of the option may be exercised at any time after 90 days from the date of the Third Exercise.

		(v)	The options expire 60 months from the date of grant.

On April 12, 2007, the Company approved a new 2007 Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees. Pursuant to the Plans, the Company has granted stock options to certain directors and employees.

All options granted by the Company under the 2007 Plan have the following vesting schedule:

		(i)	Up to 25% of the option may be exercised 90 days after the grant of the option.

		(ii)	The second 25% of the option may be exercised at any time after July 12, 2008.

		(iii)	The third 25% of the option may be exercised at any time after July 12, 2009.

		(iv)	The fourth and final 25% of the option may be exercised at any time after July 12, 2010.

		(v)	The options expire 60 months from the date of grant.

On June 29, 2006, the Company granted 25,000 stock options to an employee exercisable at $2.09 per share, up to June 29, 2011. The fair value of options was estimated at the date of grant using the Black- Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 5.05%, expected volatility of 161%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $1.69 per option.

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

On January 30, 2007, the Company granted 200,000 stock options to an employee exercisable at $1.30 per share, up to January 30, 2012. The fair value of options was estimated at the date of grant using the Black- Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.86%, expected volatility of 152%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.73 per option

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

3.	COMMON STOCK (Continued)

	(a)	Stock Option Plan (Continued)

On April 12, 2007, the Company granted 1,025,000 stock options from the 2007 Stock Option Plan to four directors and three consultants exercisable at $1.30 per share, up to April 12, 2012. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.54%, expected volatility of 142%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.85 per option.

During the year ended April 30, 2007, the Company recorded stock-based compensation of $260,569 as general and administrative expense.

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Shares	exercise price
	#	$

Outstanding, April 30, 2005	1,612,750	0.26
Granted	770,000	0.44
Expired	(645,000)	0.20
Exercised	(212,000)	0.25
Cancelled	(350,000)	0.36

Outstanding, April 30, 2006	1,175,750	0.37
Granted	1,375,000	1.32
Exercised	(662,250)	0.22

Outstanding, April 30, 2007	1,888,500	1.12

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

3.	COMMON STOCK (Continued)

	(a)	Stock Option Plan (Continued)

Additional information regarding options outstanding and exercisable as at April 30, 2007, is as follows:

Options Outstanding
Expiry Date	Exercise	Shares Under	Aggregate	WTD. AVG
	Price	Option	Intrinsic	Remaining
			Value	Contractual
				Life (in
				years)
	$	#	$	#

May 10, 2007	0.20	75,000	750	0.03
September 10, 2008	0.25	150,000	4,500	1.39
December 2, 2008	0.35	100,000	2,000	1.62
May 25, 2009	0.25	13,500	–	2.10
September 30, 2009	0.35	50,000	–	2.46
May 27, 2010	0.45	50,000	–	3.12
April 21, 2011	2.20	75,000	–	4.03
June 29, 2011	2.09	25,000	–	4.23
November 1, 2011	1.37	125,000	–	4.57
January 30, 2012	1.30	200,000	–	4.82
April 12, 2012	1.30	1,025,000	–	5.03

Options outstanding		1,888,500	7,250	4.12

Options Exercisable
Expiry Date	Exercise	Shares Under	Aggregate	WTD. AVG
	Price	Option	Intrinsic	Remaining
			Value	Contractual
				Life (in
				years)
	$	#	$	#

May 10, 2007	0.20	75,000	750	0.03
September 10, 2008	0.25	150,000	4,500	1.39
December 2, 2008	0.35	100,000	2,000	1.62
May 25, 2009	0.25	11,500	–	2.10
September 30, 2009	0.35	50,000	–	2.46
May 27, 2010	0.45	12,500	–	3.12
April 21, 2011	2.20	18,750	–	4.03
June 29, 2011	2.09	6,250	–	4.23
November 1, 2011	1.37	31,250	–	4.57
January 30, 2012	1.30	50,000	–	4.82

Options exercisable		505,250	7,250	3.03

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

3.	COMMON STOCK (Continued)

	(a)	Stock Option Plan (Continued)

At April 30, 2007, the Company had $1,247,391 of total unrecognized compensation cost related to non- vested stock options held by employees, which will be recognized at the point the options are exercisable. A summary of the status of the Company’s non-vested shares as of April 30, 2007, and changes during the year ended April 30, 2007, is presented below:

		Weighted-Average
		Grant-Date
Non-vested shares	Shares	Fair Value
	#	$

Non-vested at May 1, 2006	554,500	0.57
Granted	1,375,000	0.87
Vested	(546,250)	0.48

Non-vested at April 30, 2007	1,383,250	0.90

(b)	Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997, and amended in June 2004. On April 27, 2007, the Company further amended the Plan so that the term of the Plan is extended to the twentieth anniversary of the effective date.

(c)	Non-Cash Consideration

Shares issued for non-cash consideration to third parties were valued based on the fair market value of the services provided. During the year ended April 2005, the Company issued a total of 150,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $24,000 for services to be rendered over a two-year period. The Company charged $1,000 (2006 - $12,000) to operations for the pro-rata portion of services performed during the year ended April 30, 2007.

During the year ended April 30, 2007, the Company entered into a Financial Advisory Agreement valued at $120,000 for services to be rendered over a one-year period. Part of this agreement stated that $60,000 was to be paid by issuance of the Company’s shares of common stock. At the date of this obligation, 29,000 shares were issued when the value of the Company’s stock was $2.07 per share. The Company charged $47,500 (2006 – $nil) to operations for the pro-rata portion of services performed during the year ended April 30, 2007 and $12,500 as prepaid expenses.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

3.	COMMON STOCK (Continued)

	(d)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted average
	Number of	exercise price
	Shares	$

Balance, April 30, 2005	516,400	0.35
Issued	750,000	0.80
Exercised	(406,400)	0.35
Expired	(110,000)	0.35
Balance, April 30, 2006	750,000	0.80
Exercised	(255,833)	0.80
Exercised	(13,000)	1.00
Granted	2,252,000	1.03
Balance, April 30, 2007	2,733,167	1.02

At April 30, 2007, the following share purchase warrants were outstanding:

	Exercise	April 30,	April 30,
Expiry Date	Price	2007	2006
	$	#	#

November 30, 2007	1.00	252,500	325,000
April 26, 2008	1.00	241,667	425,000
November 17, 2011	1.00	2,119,000	–
February 21, 2012	1.50	120,000	–

Warrants outstanding		2,733,167	750,000

(e)

On November 17, 2006, the Company entered into a Securities Purchase Agreement (“equity line of credit”), whereby an investor agreed to purchase up to $10,000,000 of the Company’s common stock over a term of 36 months at the Company’s discretion. Each purchase will be for a minimum of $150,000 and up to a maximum of the lessor of $750,000, or 200% of the average weighted volume for the Company’s common stock for the 20 trading days prior to the date of purchase. Each purchase will be at a 15% discount to the market price of the Company’s common stock over the 10 trading days prior to the purchase.

In connection with the equity line of credit, the Company issued to the investor a warrant (“Investor warrant”) to purchase 1,000,000 shares of the Company’s common stock at $1.30 per share (the “Exercise Price”) for five years, and to an agent a warrant (”Placement warrant”) to purchase 640,000 shares of the Company’s common stock at $1.30 per share for five years. If the Company fails to register the shares issuable upon the exercise of the Investor or Placement warrant, the holder is entitled to exercise the warrant and receive, for no consideration, a certificate equal to the number of shares obtained by subtracting the Exercise Price of the warrant for the volume weighted average price on the trading day immediately preceding the date of such election and multiplying that amount by the number of shares issuable upon the exercise of the warrant.

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

Subsequent to the issuance of the warrants, the Company completed an equity financing at $1 per share. The issuance of the Company’s common shares lowered the Exercise Price of the Investor warrants to $1 and increased the number of shares issuable upon exercise of the warrants to 2,132,000 shares, of which 13,000 have been exercised. The Company recognized the change in fair value of the warrants of $222,681 as share issuance costs.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

3.	COMMON STOCK (Continued)

	(e)	Share Purchase Warrants (Continued)

The Company has determined that, in accordance with SFAS 133, “Accounting for Derivative Instruments and Fair Value Hedges”, the warrants are not derivative instruments and, accordingly, guidance in EITF 00- 19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, relating to net cash settlement versus net share settlement should be followed. The contract permits the Company to settle in unregistered shares, the Company has a sufficient number of unissued authorized shares available to settle the contract, and there is an explicit limit on the number of shares to be delivered in a share settlement. As the issuance of shares and, thus, the modification of the exercise price is wholly under the control of the Company and the Company has the ability to control net-settlement, these warrants have been classified as equity and their fair value of $1,338,725 has been recognized as share issuance costs.

	(f)	In the previous fiscal year, the Company received subscriptions of $3,750 upon the exercise of stock options for 18,750 shares issued during the year ended April 30, 2007.

	(g)	During the year ended April 30, 2007, the Company issued 643,500 shares upon the exercise of stock options for proceeds of $140,188.

	(h)	During the year ended April 30, 2007, the Company issued 255,833 shares at $0.80 per share upon the exercise of warrants for proceeds of $204,666.

	(i)	During the year ended April 30, 2007, the Company issued 13,000 shares at $1 per share upon the exercise of warrants for proceeds of $13,000.

	(j)	During the year ended April 30, 2007, the Company issued 120,000 shares at $1 per share pursuant to a private placement for cash proceeds of $116,496, net of issue costs of $3,504.

	(k)	As of April 30, 2007, the Company had received subscriptions of $10,000 upon the exercise of warrants for 12,500 shares issued subsequent to the year-end.

	(l)	As of April 30, 2007, the Company had received subscriptions pursuant to a private placement for cash proceeds of $249,027, net of subscription costs of $13,673.

4.	RELATED PARTY TRANSACTIONS

	(a)	Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.

(b)

On November 27, 2006, a company with common directors transferred 20,500 shares it holds of the Company to a consultant pursuant to a consulting agreement for services valued at $25,000. As at April 30, 2007, this was recorded as due to related parties.

(c)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the year ended April 30, 2007, fees in the aggregate of $116,598 (2006 - $12,201) for legal services have been paid to the Law Firm.

	(d)	During the year ended April 30, 2007, a director of the Company exercised 37,500 stock options for cash proceeds of $7,500.

	(e)	During the year ended April 30, 2007, a Company controlled by the President of the Company exercised 30,000 share purchase warrants for cash proceeds of $24,000.

	(f)	During the year ended April 30, 2007, a Company controlled by the President of the Company purchased 40,000 units pursuant to a private placement for cash proceeds of $40,000.

	(g)	During the year ended April 30, 2007, the President of the Company exercised 570,000 stock options for cash proceeds of $114,000.

	(h)	During the year ended April 30, 2007, a Company controlled by the spouse of the President of the Company exercised 25,000 share purchase warrants for cash proceeds of $20,000.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

4.	RELATED PARTY TRANSACTIONS (Continued)

	(i)	During the year ended April 30, 2007, the spouse of the President of the Company exercised 100,000 share purchase warrants for cash proceeds of $80,000.

(j)

During the year ended April 30, 2007, the value of consulting services of $90,000 (2006 - $90,000) was contributed by the President, CEO and Director of the Company, charged to operations and treated as donated capital.

(k)

During the year ended April 30, 2007, the value of consulting services of $30,000 (2006 - $30,000) was contributed by the Vice President and Director of the Company, charged to operations and treated as donated capital.

(l)

During the year ended April 30, 2007, the value of consulting services of $30,000 (2006 - $30,000) was contributed by the CFO, COO and Director of the Company, charged to operations and treated as donated capital.

	(m)	During the year ended April 30, 2007, rent of $3,009 (2006 - $4,797) was paid to a company having common officers and directors.

	(n)	During the year ended April 30, 2007, project management fees of $30,000 (2006 - $30,000) were paid to a company having common officers and directors.

5.	COMMITMENTS

(a)

On September 15, 2006, the Company entered into a Public Relations Agreement with an advertising company for the provision of investor relations services from September 15, 2006 to September 14, 2007 in consideration for $78,000 to be paid monthly. As at April 30, 2007, $32,500 had been paid and $3,250 accrued.

(b)

On July 14, 2006, the Company entered into a Financial Advisory Agreement with a consulting company for the provision of consulting services from July 14, 2006 to July 14, 2007 in consideration for $10,000 upon the signing of the agreement (paid), shares with a fair value of $60,000 (issued) and $5,000 per month for ten months. As at April 30, 2007, the pro-rata portion of $37,500 has been recorded in accounts payable and will be paid once the Investor begins to purchase the Company’s stock pursuant to the Securities Purchase Agreement (See Note 3(e)).

(c)

Pursuant to a letter of understanding dated December 13, 1993 between the Company, Rand and Reg (collectively called the grantors) and West Virginia University Research Corporation (“WVURC”), the grantors have agreed that WVURC shall own 5% of all patented technology with regards to RC/DC Engine technology and will receive 5% of all net profits from sales, licences, royalties or income derived from the patented technology.

(d)

Pursuant to an agreement dated August 20, 1992, the Company acquired the U.S. rights to the original RC/DC Engine from Rand. The Company will pay Rand and the original owner a net profit royalty of 5% and 1%, respectively.

	(e)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

(f)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. (See Note 4(c))

6.	CONTINGENCIES

Long outstanding accounts payable in the amount of $74,766 were determined to be no longer payable and were written-off during the 2006 year. Since inception, $189,651 has been written-off.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

7.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $7,745,000, which commence expiring in 2013. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it more likely than not will utilize the net operating losses carried forward in future years. For the years ended April 30, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $350,700 and $273,100, respectively.

The components of the net deferred tax asset at April 30, 2007 and 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	April 30,	April 30,
	2007	2006
	$	$
Net Operating Losses	7,745,000	6,743,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	2,710,800	2,236,100
Valuation Allowance	(2,710,800)	(2,236,100)
Net Deferred Tax Asset	–	–

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years. The reconciliation of income tax attributable to continuing operations computed at the statutory tax rates to income tax expense is:

	April 30,	April 30,
	2007	2006
	$	$
Income tax benefit computed at U.S. statutory rates	494,653	369,375
Stock-based compensation	(91,199)	(43,678)
Compensation recognized as donated capital	(52,500)	(52,500)
Non-deductible write-off of accounts payable	–	26,168
Non-deductible meals and entertainment	(225)	(354)
Unrecognized tax losses	(350,729)	(246,676)
Future income tax benefit	–	–

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

8.	SUBSEQUENT EVENTS

	(a)	On May 24, 2007, the Company approved the increase of the authorized share capital of the Company to 100,000,000 shares from 50,000,000.

	(b)	Issued 13,500 common shares upon the exercise of options for cash proceeds of $3,375.

	(c)	Issued 60,000 common shares upon the exercise of warrants at $1 per share for cash proceeds of $60,000.

	(d)	Issued 12,500 common shares upon the exercise of warrants at $0.80 per share for cash proceeds of $10,000.

	(e)	Issued 3,000 common shares upon the exercise of options at $1.30 per share for cash proceeds of $3,900.

	(f)	Extended 75,000 options set to expire on May 10, 2007 to May 10, 2009.