Form 10QSB
period 2007-07-31
REGI U S INC
filed 2007-09-14
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-23920

REGI U.S., INC.
(Name of Small Business Issuer in its Charter)

Oregon	91-1580146
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#240-11780 Hammersmith Way
Richmond, BC V7A 5E9 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Issuer's Telephone Number

______________________________________________________________
(Former Name, former address and former fiscal year, if changed since last report)

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
 September 11, 2007
Common – 27,597,158 shares

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2007
(unaudited)

Saturn Minerals Inc.

REGI U.S., Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	July 31,	April 30,
	2007	2007
	$	$
ASSETS
Current Assets
Cash	144,985	163,909
Prepaid expenses	19,409	41,648
Total Assets	164,394	205,557

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	90,707	65,449
Due to related parties (Note 4(a))	122,665	248,253
Total Liabilities	213,372	313,702

Stockholders’ Equity (Deficit)
Common Stock (Note 3):
100,000,000 shares authorized without par value; 27,594,158 shares issued and
outstanding (April 30, 2007 - 26,919,208 shares)	6,525,204	5,892,176
Additional Paid-in Capital	2,302,812	2,085,256
Subscriptions Received	–	259,027
Donated Capital (Note 4)	885,000	847,500
Deficit Accumulated During the Development Stage	(9,761,994)	(9,192,104)
Total Stockholders’ Equity (Deficit)	(48,978)	(108,145)
Total Liabilities and Stockholders’ Equity (Deficit)	164,394	205,557

Commitments (Note 5)

Approved by the Directors:

“John Robertson”
___________________________________
John Robertson - Director

“Jennifer Lorette”
___________________________________
Jennifer Lorette - Director

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	From
	July 27,1992	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	to July 31,	July 31,	July 31,
	2007	2007	2006
	$	$	$

Expenses

Amortization	130,533	–	–
General and administrative (Notes 3(c))	5,752,012	527,912	198,360
Impairment loss	72,823	–	–
Research and development	3,996,277	41,978	93,493

Operating Loss	9,951,645	569,890	291,853

Other Income

Accounts payable written-off	189,651	–	–
Net and Comprehensive Loss for the Period	9,761,994	569,890	291,853

Loss Per Share		(0.02)	(0.01)

Weighted Average Number of Common Shares Outstanding		27,004,000	25,892,000

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	From
	July 27, 1992
	(Date of	For the Three	For the Three
	Inception)	Months Ended	Months Ended
	to July 31,	July 31,	July 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss	(9,761,994)	(569,890)	(291,853)

Adjustments to reconcile net loss to net cash used
in operating activities
Accounts payable written-off	(189,651)	–	–
Amortization	130,533	–	–
Impairment loss	72,823	–	–
Stock-based compensation (Note 3)	741,406	217,556	12,275
Amortization of deferred compensation	373,795	–	1,000
Donated services	885,000	37,500	37,500
Intellectual property written-off	578,509	–	–
Shares issued for services (Note 3(c))	53,350	5,850	–

Changes in operating assets and liabilities
Accounts receivable	(3,000)	–	–
Prepaid expenses	(6,909)	22,239	5,776
Accounts payable and accrued liabilities	288,514	25,258	(2,139)
Due to related parties	(30,912)	(25,062)	–

Cash Used in Operating Activities	(6,862,686)	(286,549)	(237,441)

Investing Activities

Patent protection costs	(38,197)	–	–
Purchase of property, plant and equipment	(198,419)	–	–

Cash Used in Investing Activities	(236,616)	–	–

Financing Activities

Advance from related parties	441,424	(94,676)	(24,956)
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	6,797,863	362,301	33,437

Cash Provided by Financing Activities	7,244,287	267,625	8,481

Increase (Decrease) In Cash	144,985	(18,924)	(228,960)

Cash – Beginning of Period	–	163,909	240,137

Cash - End of Period	144,985	144,985	11,177

Non-Cash Investing and Financing Activities

Warrants issued for equity line of credit	1,561,406	–	–
Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Shares issued for services	65,850	5,850	–
Consulting services reflected as donated capital	885,500	37,500	37,500
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	INTERIM REPORTING

The accompanying unaudited interim consolidated financial statements have been prepared by REGI U.S., Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended April 30, 2007, as filed with the United States Securities and Exchange Commission.

The results of operations for the three-month period ended July 31, 2007 are not indicative of the results that may be expected for the full year.

2.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated in the State of Oregon, U.S.A., on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) in the U.S. The world-wide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder, which owns 12% of the Company’s issued, and outstanding, stock and controls the Company by way of a voting trust arrangement. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%.

The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington. Rad Max hopes to win military contracts for custom versions of the RC/DC Engine. The accounts of the subsidiary are incorporated in the accounts of the Company as at July 31, 2007. All inter- company balances have been eliminated upon consolidation.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has accumulated losses of $9,761,994 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 10% of the shares of the Company, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. (See Note 3(e)). There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK

	(a)	Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000.

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

All options granted by the Company under the 2000 Plan have the following vesting schedule:

		(i)	Up to 25% of the option, may be exercised at any time during the term of the option, such initial exercise is referred to as the “First Exercise”.

		(ii)	The second 25% of the option may be exercised at any time after 90 days from the date of First Exercise; such second exercise is referred to as the “Second Exercise”.

		(iii)	The third 25% of the option may be exercised at any time after 90 days from the date of Second Exercise; such third exercise is referred to as the “Third Exercise”.

		(iv)	The fourth and final 25% of the option may be exercised at any time after 90 days from the date of the Third Exercise.

		(v)	The options expire 60 months from the date of grant.

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

During the three-month period ended July 31, 2007, the Company recorded stock-based compensation of $217,556 as general and administrative expense.

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Shares	exercise price
	#	$

Outstanding, April 30, 2006	1,175,750	0.37
Granted	1,375,000	1.32
Exercised	(662,250)	0.22

Outstanding, April 30, 2007	1,888,500	1.12
Granted	–	–
Exercised	(22,500)	1.00

Outstanding, July 31, 2007	1,866,000	1.12

Additional information regarding options outstanding and exercisable as at July 31, 2007, is as follows:

	Options Outstanding
Expiry Date	Exercise	Shares Under	Aggregate	WTD. AVG
	Price	Option	Intrinsic	Remaining
			Value	Contractual
				Life (in years)
	$	#	$	#

May 10, 2009	0.20	75,000	750	1.80
September 10, 2008	0.25	150,000	4,500	1.13
December 2, 2008	0.35	100,000	2,000	1.36
September 30, 2009	0.35	50,000	–	2.20
May 27, 2010	0.45	50,000	–	2.86
April 21, 2011	2.20	75,000	–	3.78
June 29, 2011	2.09	25,000	–	3.97
November 1, 2011	1.37	125,000	–	4.32
January 30, 2012	1.30	200,000	–	4.57
April 12, 2012	1.30	1,016,000	–	4.77

Options outstanding		1,866,000	7,250	3.95

	Options Exercisable
Expiry Date	Exercise	Shares Under	Aggregate	WTD. AVG
	Price	Option	Intrinsic	Remaining
			Value	Contractual
				Life (in years)
	$	#	$	#

May 10, 2009	0.20	75,000	750	1.80
September 10, 2008	0.25	150,000	4,500	1.13
December 2, 2008	0.35	100,000	2,000	1.36
September 30, 2009	0.35	50,000	–	2.20
May 27, 2010	0.45	12,500	–	2.86
April 21, 2011	2.20	18,750	–	3.78
June 29, 2011	2.09	6,250	–	3.97
November 1, 2011	1.37	31,250	–	4.32
January 30, 2012	1.30	50,000	–	4.57
April 12, 2012	1.30	247,250	–	4.77

Options exercisable		741,000	7,250	3.95

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

	(a)	Stock Option Plan (Continued)

At July 31, 2007, the Company had $1,150,116 of total unrecognized compensation cost related to non- vested stock options held by employees, which will be recognized at the point the options are exercisable. A summary of the status of the Company’s non-vested shares as of July 31, 2007, and changes during the three-month period ended July 31, 2007, is presented below:

		Weighted-Average
		Grant-Date
Non-vested shares	Shares	Fair Value
	#	$

Non-vested at May 1, 2007	1,383,250	0.90
Granted	–	–
Vested	(258,250)	0.84

Non-vested at July 31, 2007	1,125,000	0.92

(b)	Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997, and amended in June 2004. On April 27, 2007, the Company further amended the Plan so that the term of the Plan is extended to the twentieth anniversary of the effective date.

(c)	Non-Cash Consideration

During the year ended April 30, 2007, the Company entered into a Financial Advisory Agreement valued at $120,000 for services to be rendered over a one-year period. Part of this agreement stated that $60,000 was to be paid by issuance of the Company’s shares of common stock. At the date of this obligation, 29,000 shares were issued when the value of the Company’s stock was $2.07 per share. During the three-month period ended July 31, 2007, the Company charged $12,500 (2006 – $nil) to operations for the pro-rata portion of services performed.

During the three-month period ended July 31, 2007, a consultant exercised 9,000 stock options with a fair value of $11,700 for services rendered. 50% was charged to Research and Development and the other 50% charged to a related party as per the agreement. (See Notes 2 and 3(g)).

(d)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted average
	Number of	exercise price
	Shares	$

Balance, April 30, 2006	750,000	0.80
Exercised	(255,833)	0.80
Exercised	(13,000)	1.00
Granted	2,252,000	1.03
Balance, April 30, 2007	2,733,167	1.02
Granted	579,950	1.50
Exercised	(72,500)	0.97
Balance, July 31, 2007	3,240,617	1.11

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

At July 31, 2007, the following share purchase warrants were outstanding:

	Exercise	July 30,	April 30,
Expiry Date	Price	2007	2007
	$	#	#

November 30, 2007	1.00	252,500	252,500
April 26, 2008	1.00	229,167	241,667
November 17, 2011	1.00	2,059,000	2,119,000
February 21, 2012	1.50	120,000	120,000
July 30, 2012	1.50	579,950	–

Warrants outstanding		3,240,617	2,733,167

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

Subsequent to the issuance of the warrants, the Company completed an equity financing at $1 per share. The issuance of the Company’s common shares lowered the Exercise Price of the Investor warrants to $1 and increased the number of shares issuable upon exercise of the warrants to 2,132,000 shares, of which 73,000 have been exercised. The Company recognized the change in fair value of the warrants of $222,681 as share issuance costs.

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

(f)	During the three-month period ended July 31, 2007, the Company issued 13,500 shares at $0.25 per share upon the exercise of stock options for proceeds of $3,375.

(g)	During the three-month period ended July 31, 2007, the Company issued 9,000 shares at $1.30 per share upon the exercise of stock options for services rendered with a fair value of $11,700.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

	(h)	During the three-month period ended July 31, 2007, the Company issued 60,000 shares at $1 per share upon the exercise of warrants for proceeds of $60,000.

	(i)	During the three-month period ended July 31, 2007, the Company issued 12,500 shares at $0.80 per share upon the exercise of warrants for proceeds of $10,000.

(j)

During the three-month period ended July 31, 2007, the Company issued 579,950 shares at $1 per share pursuant to a private placement for cash proceeds of $547,953, net of issue costs of $31,997. Each share consists of one Class A share and one warrant. Each warrant enables the shareholder to purchase one additional share at an exercise price of $1.50 per share for five years after closing date.

	(k)	During the three-month period ended July 31, 2007, the Company raised its number of authorized shares without per value to 100,000,000.

4.	RELATED PARTY TRANSACTIONS

	(a)	Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.

(b)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the three-month period ended July 31, 2007, fees in the aggregate of $10,515 (2006 - $29,762) for legal services have been paid to the Law Firm.

(c)

During the three-month period ended July 31, 2007, the value of consulting services of $22,500 (2006 - $22,500) was contributed by the President, CEO and Director of the Company, charged to operations and treated as donated capital.

(d)

During the three-month period July 31, 2007, the value of consulting services of $7,500 (2006 - $7,500) was contributed by the Vice President and Director of the Company, charged to operations and treated as donated capital.

(e)

During the three-month period ended July 31, 2007, the value of consulting services of $7,500 (2006 - $7,500) was contributed by the CFO, COO and Director of the Company, charged to operations and treated as donated capital.

	(f)	During the three-month period ended July 31, 2007, project management fees of $7,500 (2006 - $7,500) were paid to a company having common officers and directors.

5.	COMMITMENTS

(a)

On September 15, 2006, the Company entered into a Public Relations Agreement with an advertising company for the provision of investor relations services from September 15, 2006 to September 14, 2007 in consideration for $78,000 to be paid monthly. As at July 31, 2007, $48,750 had been paid and $3,250 accrued.

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

(c)

Pursuant to an agreement dated August 20, 1992, the Company acquired the U.S. rights to the original RC/DC Engine from Rand. The Company will pay Rand and the original owner a net profit royalty of 5% and 1%, respectively.

	(d)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

(e)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. (See Note 4(b))

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $48,978 and has accumulated losses of $9,761,994 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

Progress Report from May 1, 2007 to September 12, 2007

Rand Cam Technology

On June 20, 2007, by way of new release, we updated the RadMax® product development status with our first pump testing milestone:

  Initial performance measurements of prototype of RadMax® pump complete.
  Proprietary RadMax® radial shaft seals have eliminated leakage between rotors and cams while allowing free movement between the surfaces.
  Axial Vane Positive Displacement Pump achieves more than 1600 GPM at 3600 RPM - more than 80% efficient.
  Long-term endurance testing underway to validate pump durability and performance.

On July 9, 2007 we announced the completion of the RadMax® pump testing:

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

On July 17, 2007 we announced the RadMax® Compressor Fabrication Assembly and Testing development status:

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

Corporate

CEO Clips, a series of two minute corporate profiles on Canadian companies, featured the Company on US AIRWAYS for the entire month of July. The clip can also be viewed online via this link: www.b-tv.com/i/videos/regiusair.wmv .. In addition it was posted on Yahoo Finance Canada and Stockhouse.com.

CEO Clips, a series of two minute corporate profiles on Canadian companies, will feature the Company on AIR CANADA for the entire month of August. The clip can also be viewed online via this link: www.b-tv.com/i/videos/regiaircan.wmv . In addition it will be posted on Yahoo Finance Canada and Stockhouse.com.

Plan of Operations

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The financial statements for the three months ended July 31, 2007 have been prepared assuming that the Company will continue as a going-concern. As discussed in note 2 to the financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 10% of the shares of the Company as of July 31, 2007, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. (See Note 3(e) to our financial statements). The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

We anticipate that our cash requirements for the next twelve months ending July 31, 2008 will remain consistent with those for the previous twelve months.

Results of operations for the three months ended July 31, 2007 (“2007”) compared to the three months ended July 31, 2006 (“2006”)

There were no revenues from product licensing during the periods.

The net loss in 2007 increased by $278,037 to $569,890 compared to $16,153 in 2006. Administrative expenses increased by $329,552 to $527,912 from $198,360 in 2006. Research and development expenses decreased by $51,515 to $41,978 compared to $93,493 in 2006.

Liquidity

During the three months ended July 31, 2007, we financed our operations mainly from proceeds from the issuance of common stock in the amount of $611,328. Related parties have indicated that they will advance further funds if needed. These amounts would be non-interest bearing, unsecured and repayable on demand.

As at July 31, 2007, we had a working capital deficit of $48,978. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and we have also raised additional funds from equity financing. (See Note 3(e)). We also plan to raise funds through loans from a shareholder (Rand). Rand owns approximately 10% of the shares of the Company, having an approximate current market value of $3,048,875 as at July 31, 2007, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the President, and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the disclosure controls and procedures were effective at the reasonable assurance level with respect to such disclosure controls and procedures being designed to ensure that information relating to the Registrant required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

There was no significant change in our internal control over financial reporting that occurred during our first quarter for the three months ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

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

Item 3A(T). Controls and Procedures

Not applicable.

PART II                Other Information

Item 1.                   Legal Proceedings

                              None.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of our securities without registration during the three months ended July 31, 2007. No such sales involved the use of an underwriter. See Note 3 to our financial statements for the three month period ended July 31, 2007 for more information on recent sales of unregistered securities.

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

During the three months ended July 31, 2007, the Company issued 60,000 shares at $1.00 per share upon the exercise of warrants for proceeds of $60,000. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

During the three months ended July 31, 2007, the Company issued 12,500 shares at $0.80 per share upon the exercise of warrants for proceeds of $10,000. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

During the three months ended July 31, 2007, the Company issued 579,950 shares at $1.00 per share pursuant to a private placement for cash proceeds of $547,953, net of issue costs of $31,997. 524,950 shares issued pursuant to this offering were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act. Of the 579,950 shares issued, 55,000 were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers. Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

On July 14, 2006, the Company entered into a financial advisory agreement with a consulting company for the provision of consulting services from July 14, 2006 to July 14, 2007 in consideration for $10,000 upon the signing of the agreement (paid), shares with a fair value of $60,000 (issued) and $5,000 per month for ten months This offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued pursuant to this financial advisory agreement bears a legend restricting transfer.

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

Additionally, the board of directors, as previously reported to the Securities and Exchange Commission, was reelected in its entirety. John G. Robertson, James L. Vandeberg, and Jennifer Lorette were elected directors of the Company to hold office until the next annual meeting of the shareholders and until their successors are elected and qualified or until they resign or are removed from office.

The shareholders approved Smythe Ratcliffe LLP, Chartered Accountants as auditor of the Company until the next Annual Meeting of Shareholders.

The following states the number of votes cast for and against each matter voted at the shareholders’ meeting:

		For	Against

1.	To elect as Director, John Robertson	17,473,641	184,401

2.	To elect as Director, Jennifer Lorette	17,403,505	254,537

3.	To elect as Director, James Vandeberg	17,480,856	177,186

4.	To appoint Smythe Ratcliffe LLP Chartered Accountants as auditor of the Company	17,482,342	175,700

5.	To amend the Articles of Incorporation to increase the authorized capital of the Company to 100,000,000 common shares	17,074,680	583,362

6.	To amend the Articles of Incorporation to reduce the number of shares to be voted to approve an amendment to the articles of incorporation	16,951,246	706,796

7.	To grant the proxyholder authority to vote at his/her discretion on any other business or amendment or variation to the previous resolutions.	17,152,240	505,802

The Oregon Secretary of State, Corporation Department, accepted the amendment as filed May 30, 2007.

Item 5.                   Other Information

                              None.

Item 6.                   Exhibits

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

Dated: September 14, 2007	REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)