Form 10QSB
period 2007-10-31
REGI U S INC
filed 2007-12-14
CIK 922330

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

(604) 278-5996
Issuer's Telephone Number

______________________________________________
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
Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: December 13, 2007 Common – 27,739,991 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2007
(Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	October 31,	April 30,
	2007	2007
	$	$
ASSETS
Current Assets
Cash	10,540	163,909
Prepaid expenses	20,156	41,648
Total Assets	30,696	205,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	106,537	65,449
Due to related parties (Note 4(a))	155,344	248,253
Total Liabilities	261,881	313,702

Stockholders’ Deficit
Common Stock (Note 3):
100,000,000 shares authorized without par value; 27,645,158 shares issued and
outstanding (April 30, 2007 - 26,919,208 shares)	6,569,612	5,892,176
Additional Paid-in Capital	2,321,919	2,085,256
Subscriptions Received	31,000	259,027
Donated Capital (Note 4)	922,500	847,500
Deficit Accumulated During the Development Stage	(10,076,216)	(9,192,104)
Total Stockholders’ Deficit	(231,185)	(108,145)
Total Liabilities and Stockholders’ Deficit	30,696	205,557

Commitments (Note 5)

Approved by the Directors:

“John Robertson”

John Robertson - Director

“Jennifer Lorette”

Jennifer Lorette - Director

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	From
	July 27,1992	For the		For the
	(Date of Inception)	Three Months Ended		Six Months Ended
	to October 31,	October 31,		October 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Expenses

Amortization	130,533	–	–	–	–
General and administrative (Notes 3(c))	6,048,237	296,225	171,139	824,137	369,499
Impairment loss	72,823	–	–	–	–
Research and development	4,014,274	17,997	16,786	59,975	110,279

Operating Loss	10,265,867	314,222	187,925	884,112	479,778

Other Income

Accounts payable written-off	189,651	–	–	–	–
Net Loss for the Period	10,076,216	314,222	187,925	884,112	479,778

Loss Per Share		(0.01)	(0.01)	(0.03)	(0.02)

Weighted Average Number of Common Shares
outstanding		27,611,000	25,953,000	27,308,000	25,921,000

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	From
	July 27, 1992
	(Date of Inception)	For the Six Months Ended
	to October 31,	October 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss	(10,076,216)	(884,112)	(479,778)

Adjustments to reconcile net loss to net cash used
in operating activities
Accounts payable written-off	(189,651)	–	–
Amortization	130,533	–	–
Impairment loss	72,823	–	–
Stock-based compensation (Note 3)	744,590	220,740	17,395
Amortization of deferred compensation	373,795	–	1,000
Donated services	922,500	75,000	75,000
Intellectual property written-off	578,509	–	–
Shares issued for services (Note 3(c))	71,700	24,200	–

Changes in operating assets and liabilities
Accounts receivable	(3,000)	–	–
Prepaid expenses	(4,233)	24,915	(12,558)
Accounts payable and accrued liabilities	304,344	41,088	(23,079)

Cash Used in Operating Activities	(7,074,306)	(498,169)	(422,020)

Investing Activities

Patent protection costs	(38,197)	–	–
Purchase of property, plant and equipment	(198,419)	–	–

Cash Used in Investing Activities	(236,616)	–	–

Financing Activities

Advance from related parties	454,891	(81,209)	142,738
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	6,830,571	395,009	47,478
Subscriptions received	31,000	31,000	–

Cash Provided by Financing Activities	7,321,462	344,800	190,216

Increase (Decrease) In Cash	10,540	(153,369)	(231,804)

Cash – Beginning of Period	–	163,909	240,137

Cash - End of Period	10,540	10,540	8,333

Non-Cash Investing and Financing Activities

Warrants issued for equity line of credit	1,561,406	–	–
Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Shares issued for services	71,700	11,700	–
Consulting services reflected as donated capital	922,500	75,000	75,000
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

The results of operations for the six-month period ended October 31, 2007 are not indicative of the results that may be expected for the full year.

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

The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington. Rad Max hopes to win military contracts for custom versions of the RC/DC Engine. The accounts of the subsidiary are incorporated in the accounts of the Company as at October 31, 2007. All inter- company balances have been eliminated upon consolidation.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has accumulated losses of $10,076,216 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

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

During the six-month period ended October 31, 2007, the Company recorded stock-based compensation of $220,740 as general and administrative expense.

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Shares	exercise price
	#	$

Outstanding, April 30, 2006	1,175,750	0.37
Granted	1,375,000	1.32
Exercised	(662,250)	0.22

Outstanding, April 30, 2007	1,888,500	1.12
Granted	–	–
Exercised	(31,500)	0.85

Outstanding, October 31, 2007	1,857,000	1.12

Additional information regarding options outstanding and exercisable as at October 31, 2007, is as follows:

Options Outstanding
				WTD. AVG
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual
Expiry Date	Price	Option	Value	Life (in years)
	$	#	$	#

May 10, 2009	0.20	75,000	750	1.53
September 10, 2008	0.25	150,000	4,500	0.86
December 2, 2008	0.35	100,000	2,000	1.09
September 30, 2009	0.35	50,000	–	1.92
May 27, 2010	0.45	50,000	–	2.57
April 21, 2011	2.20	75,000	–	3.47
June 29, 2011	2.09	25,000	–	3.66
November 1, 2011	1.37	125,000	–	4.01
January 30, 2012	1.30	200,000	–	4.25
April 12, 2012	1.30	1,007,000	–	4.45

Options outstanding		1,857,000	7,250	3.65

Options Exercisable
				WTD. AVG
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual
Expiry Date	Price	Option	Value	Life (in years)
	$	#	$	#

May 10, 2009	0.20	75,000	750	1.53
September 10, 2008	0.25	150,000	4,500	0.86
December 2, 2008	0.35	100,000	2,000	1.09
September 30, 2009	0.35	50,000	–	1.92
May 27, 2010	0.45	12,500	–	2.57
April 21, 2011	2.20	18,750	–	3.47
June 29, 2011	2.09	6,250	–	3.66
November 1, 2011	1.37	31,250	–	4.01
January 30, 2012	1.30	50,000	–	4.25
April 12, 2012	1.30	238,250	–	4.45

Options exercisable		732,000	7,250	3.65

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

	(a)	Stock Option Plan (Continued)

At October 31, 2007, the Company had $1,150,116 of total unrecognized compensation cost related to non- vested stock options held by employees, which will be recognized over the vesting period. A summary of the status of the Company’s non-vested stock options as of October 31, 2007, and changes during the six-month period ended October 31, 2007, is presented below:

		Weighted-Average
		Grant-Date
Non-vested stock options	Stock Options	Fair Value
	#	$

Non-vested at May 1, 2007	1,383,250	0.90
Granted	–	–
Vested	(258,250)	0.84

Non-vested at October 31, 2007	1,125,000	0.92

(b)	Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997, and amended in June 2004. On April 27, 2007, the Company further amended the Plan so that the term of the Plan is extended to the twentieth anniversary of the effective date.

(c)	Non-Cash Consideration

During the year ended April 30, 2007, the Company entered into a Financial Advisory Agreement valued at $120,000 for services to be rendered over a one-year period. Part of this agreement stated that $60,000 was to be paid by issuance of the Company’s shares of common stock. At the date of this obligation, 29,000 shares were issued when the value of the Company’s stock was $2.07 per share. During the six-month period ended October 31, 2007, the Company charged $12,500 (2006 – $17,500) to operations for the pro- rata portion of services performed.

During the six-month period ended October 31, 2007, a consultant exercised 18,000 stock options with a fair value of $23,400 for services rendered. 50% was charged to Research and Development and the other 50% charged to a related party as per the agreement. (See Notes 2 and 3(g)).

(d)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted average
	Number of	exercise price
	Shares	$

Balance, April 30, 2006	750,000	0.80
Exercised	(255,833)	0.80
Exercised	(13,000)	1.00
Issued	2,252,000	1.03
Balance, April 30, 2007	2,733,167	1.02
Issued	1,291,950	1.25
Exercised	(82,500)	0.97
Cancelled	(640,000)	1.00
Balance, October 31, 2007	3,302,617	1.12

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

At October 31, 2007, the following share purchase warrants were outstanding:

	Exercise	October 31,	April 30,
Expiry Date	Price	2007	2007
	$	#	#

November 30, 2007	1.00	242,500	252,500
April 26, 2008	1.00	229,167	241,667
October 15, 2009	1.50	40,000	–
November 17, 2011	1.00	2,059,000	2,119,000
February 21, 2012	1.50	120,000	120,000
July 30, 2012	1.50	579,950	–
October 4, 2012	1.50	32,000	–

Warrants outstanding		3,302,617	2,733,167

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

In connection with the equity line of credit, the Company issued to the investor a warrant (“Investor warrant”) to purchase 1,000,000 shares of the Company’s common stock at $1.30 per share (the “Exercise Price”) for five years, and to an agent a warrant (”Placement warrant”) to purchase 640,000 shares of the Company’s common stock at $1.30 per share for five years. If the Company fails to register the shares issuable upon the exercise of the Investor or Placement warrant, the holder is entitled to exercise the warrant and receive, for no consideration, a certificate equal to the number of shares obtained by subtracting the Exercise Price of the warrant for the volume weighted average price on the trading day immediately preceding the date of such election and multiplying that amount by the number of shares issuable upon the exercise of the warrant. On October 31, 2007, the 640,000 Placement warrants issued to the agent were cancelled and 640,000 warrants were issued to other parties with the same terms and conditions as the original Placement warrants.

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

	(f)	During the six-month period ended October 31, 2007, the Company issued 13,500 shares at $0.25 per share upon the exercise of stock options for proceeds of $3,375.

	(g)	During the six-month period ended October 31, 2007, the Company issued 18,000 shares at $1.30 per share upon the exercise of stock options for services rendered with a fair value of $23,400.

	(h)	During the six-month period ended October 31, 2007, the Company issued 70,000 shares at $1 per share upon the exercise of warrants for proceeds of $70,000.

	(i)	During the six-month period ended October 31, 2007, the Company issued 12,500 shares at $0.80 per share upon the exercise of warrants for proceeds of $10,000.

(j)

During the six-month period ended October 31, 2007, the Company issued 611,950 shares at $1 per share pursuant to a private placement for cash proceeds of $570,662, net of issue costs of $41,288. Each share consists of one Class A share and one warrant. Each warrant enables the shareholder to purchase one additional share at an exercise price of $1.50 per share for five years after closing date.

	(k)	During the six-month period ended October 31, 2007, the Company raised its number of authorized shares without per value to 100,000,000.

4.	RELATED PARTY TRANSACTIONS

	(a)	Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.

(b)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the six-month period ended October 31, 2007, fees in the aggregate of $27,258 (2006 - $48,095) for legal services have been paid to the Law Firm.

(c)

During the six-month period ended October 31, 2007, the value of consulting services of $45,000 (2006 - $45,000) was contributed by the President, CEO and Director of the Company, charged to operations and treated as donated capital.

(d)

During the six-month period October 31, 2007, the value of consulting services of $15,000 (2006 - $15,000) was contributed by the Vice President and Director of the Company, charged to operations and treated as donated capital.

(e)

During the six-month period ended October 31, 2007, the value of consulting services of $15,000 (2006 - $15,000) was contributed by the CFO, COO and Director of the Company, charged to operations and treated as donated capital.

	(f)	During the six-month period ended October 31, 2007, project management fees of $15,000 (2006 - $15,000) were paid to a company having common officers and directors.

5.	COMMITMENTS

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

(b)

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $231,185 and has accumulated losses of $10,076,216 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

Progress Report from August 1, 2007 to December 12, 2007

Rand Cam Technology

On October 18, 2007, we announced the completion of a prototype, proof-of-concept pump. This pump is suitable for supporting demonstration to potential customers. It proves performance that a RadMax™ Pump is a positive displacement device, capable of processing approximately twice its internal volume every revolution. This means that a production unit could have identical performance with half the size and weight of any competitive unit. Reduction of weight is a significant performance parameter for all equipment, directly translating into reduction of energy requirements.

Working with a customer's specifications, a production pump would include definition of performance goals, which translate into size, weight, materials, fluid to be pumped, etc. A production pump would require the design and development of production tooling for lower cost castings (aluminum, steel, other), or injection molded polymer devices.

Our completed efforts for the prototype RadMax™ Pump include the following metrics and results:
Size: 10-inch diameter
Weight: 140 pounds (estimated)
Material: All steel
Fluid: Any oil or water
Priming: Self-priming

Metrics: Volume per revolution, lift, head
Pressure: 500 psi (maximum)
Op Range: 0° C (32° F) to 100° C (212° F)
Speed: Up to 5000 RPM

We exhibited our RadMax™ technology at the SAE (Society of Automotive Engineers) Commercial Vehicle Engineering Congress & Exhibition, in Chicago, IL, from October 30 to November 1, 2007. We displayed the latest RadMax™ prototype hardware and discussed product development and marketing plans for RadMax™ technology devices.

The SAE Commercial Vehicle Engineering Congress and Exhibition is a global assembly of both on and off-road vehicle customers, engineers, supply managers and executives that allows for the exchange of cutting edge technological information, high-profile networking and enhance understanding concerning the issues and challenges facing the commercial vehicle industry. As a bonus, this year's event is being held in conjunction with the Powertrain & Fluid Systems Conference, a gathering of powerplant design engineers and engine fluid experts.

More information concerning the exhibition is available at www.sae.org/events/cve/.

Corporate

CEO Clips, a series of two minute corporate profiles on Canadian companies, featured the Company on AIR CANADA for the entire month of August 2007. The clip can also be viewed online via this link: www.b-tv.com/i/videos/regiaircan.wmv .

Plan of Operations

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The financial statements for the six months ended October 31, 2007 have been prepared assuming that the Company will continue as a going-concern. As discussed in note 2 to the financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 10% of the shares of the Company as of October 31, 2007, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. (See Note 3(e) to our financial statements). The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

We anticipate that our cash requirements for the next twelve months ending October 31, 2008 will remain consistent with those for the previous twelve months.

Results of operations for the six months ended October 31, 2007 (“2007”) compared to the six months ended October 31, 2006 (“2006”)

There were no revenues from product licensing during the periods.

The net loss in 2007 increased by $404,334 to $884,112 compared to $479,778 in 2006. Administrative expenses increased by $454,638 to $824,137 from $369,499 in 2006. The single largest increase was an increase of $200,160 in stock-based compensation. This was due to the monthly option exercises which comprise a portion of our Vice President, Engineering’s compensation package. Travel and accommodation increased by $85,160 due to increased travel to trade shows and meetings with prospective licensees. Wages and benefits increased by $66,821 as a result of hiring our Vice President, Engineering and our Vice President, Marketing. Consulting fees increased by $24,738 due to the use of consultants to test our prototypes. Transfer agent fees increased by $25,055 due to holding a stockholder meeting. Research and development expenses decreased by $50,304 to $59,975 compared to $110,279 in 2006.

Liquidity

During the six months ended October 31, 2007, we financed our operations mainly from proceeds from the issuance of common stock in the amount of $395,009 and $31,000 from common stock subscribed. Related parties have indicated that they will advance further funds if needed. These amounts would be non-interest bearing, unsecured and repayable on demand.

As at October 31, 2007, we had a working capital deficit of $231,185. Working capital is not adequate to meet development costs for the next twelve months. Unexercised stock options and warrants, if exercised could raise significant additional funds. We receive interim support from our ultimate parent company and we have also raised additional funds from equity financing. (See Note 3(e)). We also plan to raise funds through loans from a shareholder (Rand). Rand owns approximately 10% of the shares of the Company, having an approximate current market value of $3,305,323 as at October 31, 2007, and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, and not absolute assurance, of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

There was no significant change in our internal control over financial reporting that occurred during our first quarter for the six months ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

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

Prior to the extended deadline, by the Company’s April 30, 2008 fiscal year-end, management will conduct an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management will determine whether the Company’s internal control over financial reporting is effective.

Item 3A(T). Controls and Procedures

Not applicable.

PART II	Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of our securities without registration during the three months ended October 31, 2007. No such sales involved the use of an underwriter. See Note 3 to our financial statements for the six month period ended October 31, 2007 for more information on recent sales of unregistered securities.

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

During the six months ended October 31, 2007, the Company issued 70,000 shares at $1.00 per share upon the exercise of warrants for proceeds of $70,000. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

During the six months ended October 31, 2007, the Company issued 12,500 shares at $0.80 per share upon the exercise of warrants for proceeds of $10,000. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

During the six months ended October 31, 2007, the Company issued 611,950 shares at $1.00 per share pursuant to a private placement for cash proceeds of $570,662, net of issue costs of $41,288. 556,950 shares issued pursuant to this offering were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act. Of the 611,950 shares issued, 55,000 were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers. Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

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

Dated: December 13, 2007	REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)