Form 10KSB/A
period 2007-04-30
REGI U S INC
filed 2008-02-11
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-KSB/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended: April 30, 2007

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

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X).

REGI U.S., INC.
FORM 10-KSB/A

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on 10-KSB/A for the fiscal year ended April 30, 2007, originally filed on August 7, 2007, for the purpose of responding to comments made by the Securities and Exchange Commission in a letter dated January 14, 2008.

We hereby amend our 10-KSB, filed on August 7, 2007 by this Amendment No. 1 on Form 10-KSB/A for the following purposes:

  Item 8A, Controls and Procedures - we have revised our disclosure to more clearly correspond with Exchange Act Rule 13a-15(e);
  Financial Statements- we have included the audit report of our previous auditor in order to comply with Rule 2-05 of Regulation S-X, to cover the audited periods from inception to April 30, 2005, and have modified the disclosure in the first paragraph of Note 2(g);
  We have added a new Exhibit 23.2 - Consent of Independent Registered Public Accounting Firm, to comply with the addition of the former auditor’s opinion into the financial statements; and
  Exhibits 31.1 and 31.2 – we have removed the certifying individual’s title and reference to company name.

We are also updating Exhibits 31.1, 31.2, 32.1, 32.2, and 23.1.

This Amendment does not amend or restate any information contained in our 10-KSB filed on August 7, 2007 other than as noted in this Explanatory Note. This Amendment does not purport to update any recent events or developments to the date of the original filing on August 7, 2007. In particular, any forward-looking statements included in this Amendment No. 1 represent management’s view as of the filing date of the original 10-KSB. Such forward looking statements include statements about events and projections after the date of the filing of the original 10-KSB and are identified by words such as “believes,” “projects,” “anticipates,” “expects,” “estimates,” “intend,” “should,” “would,” “could,” “potentially,” “will,” “may” or other words that convey uncertainty of future events or outcomes. Such forward-looking statements should not be assumed to be accurate as of any future date, including the date hereof. Accordingly, this Amendment No. 1 should be read in conjunction with the “Risk Factors” and the other statements contained in the original 10-KSB and the Company’s other filings made with the SEC subsequent to the filing date of the original 10-KSB, together with any amendments to those filings.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included. Our auditors, Smythe Ratcliffe LLP, have referred to another accountant’s report in their audit opinion. As the Company is a development stage company, and as required in Rule 2-05 of Regulation S-X, we have amended our filing to include the audit report of Manning Elliott LLP, our prior auditors. Additionally, we have modified our disclosure in the first paragraph of Note 2(g) to our financial statements for the fiscal year ended April 30, 2007.

ITEM 8A. CONTROLS AND PROCEEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including the President, and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the disclosure controls and procedures were effective at the reasonable assurance level with respect to such disclosure controls and procedures being designed to ensure that information relating to the Registrant required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Additionally, our officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 13. EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-laws	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between REGI U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between REGI U.S. and ColTec, Inc.	(3)
10.3	Agreement between ColTec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
21.1	List of Subsidiaries	(7)
23.1	Consent of Independent Auditors (Smythe Ratcliffe LLP)	(8)

23.2	Consent of Independent Auditors (Manning Elliott LLP)	(8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(8)
32.1	Certification of John Robertson, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)
32.2	Certification of James Vandeberg, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2007
(8)	Incorporated herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: February 7, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board,	February 7, 2008
(John G. Robertson)	President, Chief Executive
Officer and Director

/s/ James Vandeberg	Chief Operating Officer, Chief	February 7, 2008
(James Vandeberg)	Financial Officer and Director

/s/ Jennifer Lorette	Vice President, Secretary and	February 7, 2008
(Jennifer Lorette)	Director

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

We have audited the statements of operations, cash flows and stockholders’ deficit of REGI U.S., Inc. (A Development Stage Company) accumulated from July 27, 1992 (Date of Inception) to April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows accumulated from July 27, 1992 (Date of Inception) to April 30, 2005, in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

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

Prior to May 1, 2005, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective May 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments”, using the modified prospective transition method. There has been no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

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