Form 10QSB
period 2008-01-31
REGI U S INC
filed 2008-03-14
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

(604) 278-5996
Issuer's Telephone Number

_____________________________________________________________
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

March 11, 2008
Common – 27,920,824 shares

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING THE EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR APRIL 30, 2007 FORM 10-KSB. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of REGI U.S., Inc. (“we,” “us,” “our,” and “REGI”) as of January 31, 2008 and for the nine months ended January 31, 2008 and January 31, 2007 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim consolidated financial statements for the nine months ended January 31, 2008 and January 31, 2007 includes all adjustments necessary in order to ensure that the financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2007 annual consolidated financial statements, as amended by our 10-KSB/A. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s April 30, 2007 annual consolidated financial statements.

Operating results for the nine months ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

REGI U.S. Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2008
(Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	January 31,	April 30,
	2008	2007
	$	$
ASSETS
Current Assets
Cash	20,448	163,909
Prepaid expenses	–	41,648
Total Assets	20,448	205,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	116,741	65,449
Due to related parties (Note 4(a))	90,013	248,253
Total Liabilities	206,754	313,702

Stockholders’ Deficit
Common Stock (Note 3):
100,000,000 shares authorized without par value; 27,853,491 shares issued and
outstanding (April 30, 2007 - 26,919,208 shares)	6,768,144	5,892,176
Additional Paid-in Capital	2,321,919	2,085,256
Subscriptions Received	32,870	259,027
Donated Capital (Note 4)	960,000	847,500
Deficit Accumulated During the Development Stage	(10,269,239)	(9,192,104)
Total Stockholders’ Deficit	(186,306)	(108,145)
Total Liabilities and Stockholders’ Deficit	20,448	205,557

Commitments (Note 5)

Approved by the Directors:

“John Robertson”
John Robertson - Director

“Jennifer Lorette”
Jennifer Lorette - Director

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	From
	July 27,1992	For the		For the
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to January 31,	January 31,		January 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Expenses

Amortization	130,533	–	–	–	–
General and administrative (Notes 3(c))	6,199,666	151,429	468,589	975,566	838,088
Impairment loss	72,823	–	–	–	–
Research and development	4,055,868	41,594	21,029	101,569	131,308

Operating Loss	10,458,890	193,023	489,618	1,077,135	969,396

Other Income

Accounts payable written-off	189,651	–	–	–	–
Net Loss for the Period	10,269,239	193,023	489,618	1,077,135	969,396

Loss Per Share		(0.01)	(0.02)	(0.04)	(0.04)

Weighted Average Number of Common Shares
outstanding		27,786,000	26,134,000	27,467,000	25,993,000

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	From
	July 27, 1992
	(Date of Inception)	For the Nine Months Ended
	to January 31,	January 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(10,269,239)	(1,077,135)	(969,396)

Adjustments to reconcile net loss to net cash used
in operating activities
Accounts payable written-off	(189,651)	–	–
Amortization	130,533	–	–
Impairment loss	72,823	–	–
Stock-based compensation (Note 3(a))	760,513	236,663	92,262
Amortization of deferred compensation	373,795	–	1,000
Donated services	960,000	112,500	112,500
Intellectual property written-off	578,509	–	–
Shares issued for services (Note 3(c))	77,550	30,050	–

Changes in operating assets and liabilities
Accounts receivable	(3,000)	–	2,779
Prepaid expenses	–	29,148	70,001
Accounts payable and accrued liabilities	314,548	51,292	(21,315)

Cash Used in Operating Activities	(7,193,619)	(617,482)	(712,169)

Investing Activities

Patent protection costs	(38,197)	–	–
Purchase of property, plant and equipment	(198,419)	–	–

Cash Used in Investing Activities	(236,616)	–	–

Financing Activities

Advance from (repayments to) related parties	395,410	(140,690)	244,810
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	7,017,403	581,841	241,350
Subscriptions received	32,870	32,870	–

Cash Provided by Financing Activities	7,450,683	474,021	486,160

Increase (Decrease) In Cash	20,448	(143,461)	(226,009)

Cash – Beginning of Period	–	163,909	240,137

Cash - End of Period	20,448	20,448	14,128

Non-Cash Investing and Financing Activities

Warrants issued for equity line of credit	1,561,406	–	1,561,406
Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Shares issued for services	77,550	17,550	60,000
Consulting services reflected as donated capital	960,000	112,500	112,500
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

The results of operations for the nine-month period ended January 31, 2008 are not indicative of the results that may be expected for the full year.

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

The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington. Rad Max hopes to win military contracts for custom versions of the RC/DC Engine. The accounts of the subsidiary are incorporated in the accounts of the Company as at January 31, 2008. All inter- company balances have been eliminated upon consolidation.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has accumulated losses of $10,269,239 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

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

All options granted by the Company under the 2007 Plan have the following vesting schedule:

(i)	Up to 25% of the option may be exercised 90 days after the grant of the option.

(ii)	The second 25% of the option may be exercised at any time after 1 year and 90 days after the grant of the option.

(iii)	The third 25% of the option may be exercised at any time after 2 years and 90 days after the grant of the option.

(iv)	The fourth and final 25% of the option may be exercised at any time after 3 years and 90 days after the grant of the option.

(v)	The options expire 60 months from the date of grant.

During the nine-month period ended January 31, 2008, the Company recorded stock-based compensation of $236,663 as general and administrative expense.

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Shares	exercise price
	#	$

Outstanding, April 30, 2006	1,175,750	0.37
Granted	1,375,000	1.32
Exercised	(662,250)	0.22

Outstanding, April 30, 2007	1,888,500	1.12
Granted	25,000	1.30
Exercised	(53,000)	0.81

Outstanding, January 31, 2008	1,860,500	1.13

Additional information regarding options outstanding and exercisable as at January 31, 2008, is as follows:

Options Outstanding

				WTD. AVG
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual
Expiry Date	Price	Option	Value	Life (in years)
	$	#	$	#

September 10, 2008	0.25	150,000	82,500	0.61
December 2, 2008	0.35	100,000	45,000	0.84
May 10, 2009	0.20	75,000	45,000	1.27
September 30, 2009	0.35	37,500	16,875	1.67
May 27, 2010	0.45	50,000	17,500	2.32
April 21, 2011	2.20	75,000	–	3.22
June 29, 2011	2.09	25,000	–	3.41
November 1, 2011	1.37	125,000	–	3.75
January 30, 2012	1.30	200,000	–	4.00
April 12, 2012	1.30	998,000	–	4.20
November 7, 2012	1.30	25,000	–	4.77

Options outstanding		1,860,500	206,875	3.42

Options Exercisable

				WTD. AVG
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual
Expiry Date	Price	Option	Value	Life (in years)
	$	#	$	#

September 10, 2008	0.25	150,000	82,500	0.61
December 2, 2008	0.35	100,000	45,000	0.84
May 10, 2009	0.20	75,000	45,000	1.27
September 30, 2009	0.35	37,500	16,875	1.67
May 27, 2010	0.45	12,500	4,375	2.32
April 21, 2011	2.20	18,750	–	3.22
June 29, 2011	2.09	6,250	–	3.41
November 1, 2011	1.37	31,250	–	3.75
January 30, 2012	1.30	50,000	–	4.00
April 12, 2012	1.30	229,250	–	4.20

Options exercisable		710,500	193,750	2.43

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

	(a)	Stock Option Plan (Continued)

At January 31, 2008, the Company had $1,165,577 of total unrecognized compensation cost related to non- vested stock options held by employees, which will be recognized over the vesting period. A summary of the status of the Company’s non-vested stock options as of January 31, 2008, and changes during the nine- month period ended January 31, 2008, is presented below:

		Weighted-Average
		Grant-Date
Non-vested stock options	Stock Options	Fair Value
	#	$

Non-vested at May 1, 2007	1,383,250	0.90
Granted	25,000	1.30
Vested	(258,250)	0.84

Non-vested at January 31, 2008	1,150,000	0.92

(b)	Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on June 27, 1997, and amended in June 2004. On April 27, 2007, the Company further amended the Plan so that the term of the Plan is extended to the twentieth anniversary of the effective date.

(c)	Non-Cash Consideration

During the year ended April 30, 2007, the Company entered into a Financial Advisory Agreement valued at $120,000 for services to be rendered over a one-year period. Part of this agreement stated that $60,000 was to be paid by issuance of the Company’s shares of common stock. At the date of this obligation, 29,000 shares were issued when the value of the Company’s stock was $2.07 per share. During the nine-month period ended January 31, 2008, the Company charged $12,500 (2006 – $27,500) to operations for the pro- rata portion of services performed.

During the nine-month period ended January 31, 2008, a consultant exercised 27,000 stock options with a fair value of $35,100 for services rendered. 50% was charged to Research and Development and the other 50% charged to a related party as per the agreement. (See Notes 2 and 3(h)).

(d)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted average
	Number of	exercise price
	Shares	$

Balance, April 30, 2006	750,000	0.80
Exercised	(255,833)	0.80
Exercised	(13,000)	1.00
Issued	2,252,000	1.03
Balance, April 30, 2007	2,733,167	1.02
Issued	1,462,950	1.28
Exercised	(98,333)	0.97
Expired	(226,667)	1.00
Cancelled	(640,000)	1.00
Balance, January 31, 2008	3,231,117	1.15

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

At January 31, 2008, the following share purchase warrants were outstanding:

	Exercise	January 31,	April 30,
Expiry Date	Price	2008	2007
	$	#	#

November 30, 2007	1.00	–	252,500
April 26, 2008	1.00	229,167	241,667
October 15, 2009	1.50	40,000	–
November 17, 2011	1.00	2,059,000	2,119,000
February 21, 2012	1.50	120,000	120,000
July 30, 2012	1.50	579,950	–
October 4, 2012	1.50	32,000	–
November 7, 2012	1.50	76,000	–
December 17, 2012	1.50	95,000	–

Warrants outstanding		3,231,117	2,733,167

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

	(f)	During the nine-month period ended January 31, 2008, the Company issued 13,500 shares at $0.25 per share upon the exercise of stock options for proceeds of $3,375.

	(g)	During the nine-month period ended January 31, 2008, the Company issued 12,500 shares at $0.35 per share upon the exercise of stock options for proceeds of $4,375.

	(h)	During the nine-month period ended January 31, 2008, the Company issued 27,000 shares at $1.30 per share upon the exercise of stock options for services rendered with a fair value of $35,100.

	(i)	During the nine-month period ended January 31, 2008, the Company issued 85,833 shares at $1 per share upon the exercise of warrants for proceeds of $85,833.

	(j)	During the nine-month period ended January 31, 2008, the Company issued 12,500 shares at $0.80 per share upon the exercise of warrants for proceeds of $10,000.

(k)

During the nine-month period ended January 31, 2008, the Company issued 782,950 shares at $1 per share pursuant to a private placement for cash proceeds of $737,285, net of issue costs of $45,665. Each share consists of one Class A share and one warrant. Each warrant enables the holder to purchase one additional share at an exercise price of $1.50 per share for five years after closing date.

	(l)	During the nine-month period ended January 31, 2008, the Company increased its number of authorized shares without per value to 100,000,000.

4.	RELATED PARTY TRANSACTIONS

	(a)	Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.

(b)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the nine-month period ended January 31, 2008, fees in the aggregate of $30,668 (2007 - $87,911) for legal services have been paid to the Law Firm.

(c)

During the nine-month period ended January 31, 2008, the value of consulting services of $67,500 (2007 - $67,500) was contributed by the President, CEO and Director of the Company, charged to operations and treated as donated capital.

(d)

During the nine-month period January 31, 2008, the value of consulting services of $22,500 (2007 - $22,500) was contributed by the Vice President and Director of the Company, charged to operations and treated as donated capital.

(e)

During the nine-month period ended January 31, 2008, the value of consulting services of $22,500 (2007 - $22,500) was contributed by the CFO, COO and Director of the Company, charged to operations and treated as donated capital.

	(f)	During the nine-month period ended January 31, 2008, project management fees of $22,500 (2007 - $22,500) were paid to a company having common officers and directors.

5.	COMMITMENTS

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was organized under the laws of the State of Oregon on July 27, 1992. The Company is developing for commercialization an improved axial vane type rotary engine known as the Rand Cam™/RadMax® rotary technology used in the design of lightweight and high efficiency engines, compressors and pumps. The RadMax® engine has only two moving parts, the vanes (up to 12) and the rotor, compared to the 40 moving parts in a simple four-cylinder piston engine. This design makes it possible to produce up to 24 continuous power impulses per one rotation that is vibration-free and extremely quiet. The RadMax® engine also has multi-fuel capabilities allowing it to operate on fuels including gasoline, natural gas, hydrogen, propane and diesel. REGI U.S., Inc. and its parent company, Reg Technologies Inc., are currently designing and testing prototype RadMax® diesel engines, compressors and pumps intended for aviation, automotive, industrial processes and military applications.

The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington. Rad Max hopes to win military contracts for custom versions of the RC/DC Engine. The accounts of the subsidiary are incorporated in the accounts of the Company as at January 31, 2008.

The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. which is the controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of Rand Cam™ Engine and Rand Energy Group Inc. will fund 50%. REGI U.S., Inc. is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $186,306 and has accumulated losses of $10,269,239 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

Progress Report from November 1, 2007 to February 29, 2008

Corporate

CEO (Company Executives Online) Clips, a series of one to two minute corporate profiles on North American companies, featured REGI U.S. Inc and Reg Technologies, Inc. on the BUSINESS NEWS NETWORK which aired January 14 to January 20, 2008, throughout BNN’s prime weekly schedule and throughout the weekend. Our CEO Clips segment was also aired on the FOX BUSINESS NEWS NETWORK running Tuesday, January 29 to Tuesday, February 5, 2008, airing throughout the Fox Business News Network’s daytime prime time schedule.

The clip focused on building brand awareness for REGI and the Company’s RadMax® technology.

The clip can also be viewed online via the following links: www.b-tv.com/i/videos/BNNRegiUS.wmv and http://www.b-tv.com/i/videos/foxregius.wmv . In addition, it is posted on Yahoo Finance Canada, MSN Finance, Stockhouse.com., and at www.ceoclips.com

Plan of Operations

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The financial statements for the nine months ended January 31, 2008 have been prepared assuming that the Company will continue as a going-concern. As discussed in note 2 to the financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 10% of the shares of the Company as of January 31, 2008, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. (See Note 3(e) to our financial statements). The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

We anticipate that our cash requirements for the next twelve months ending January 31, 2009 will remain consistent with those for the previous twelve months.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Results of operations for the nine months ended January 31, 2008 (“2008”) compared to the nine months ended January 31, 2007 (“2007”)

There were no revenues from product licensing during the periods.

The net loss in 2008 increased by $107,739 to $1,077,135 compared to $969,396 in 2007. Administrative expenses increased by $137,478 to $975,566 from $838,088 in 2007. The single largest expense was an increase in stock-based compensation of $144,401 for consulting services rendered.

Research and development expenses decreased by $29,739 to $101,569 in 2008 compared to $131,308 in 2007.

Liquidity

During the nine months ended January 31, 2008, we financed our operations mainly from proceeds from the issuance of common stock in the amount of $581,841 and $32,870 from common stock subscribed.

As at January 31, 2008, we had a working capital deficit of $186,306. Working capital is not adequate to meet development costs for the next twelve months. The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 10% of the shares of the Company, having an approximate current market value of $2,226,733 as at January 31, 2008, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. These amounts would be non-interest bearing, unsecured and repayable on demand. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

Off-balance sheet arrangements

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the President, and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report, our officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have also concluded that, as of such date, the disclosure controls and procedures were effective at the reasonable assurance level with respect to such disclosure controls and procedures being designed to ensure that information relating to the Registrant required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

There was no significant change in our internal control over financial reporting that occurred during the nine-months ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

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

PART II                  Other Information

Item 1.                     Legal Proceedings

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of our securities without registration during the nine months ended January 31, 2008. No such sales involved the use of an underwriter. See Note 3 to our financial statements for the nine-month period ended January 31, 2008 for more information on recent sales of unregistered securities.

(a)

During the nine-month period ended January 31, 2008, the Company issued 85,833 shares at $1 per share upon the exercise of warrants for proceeds of $85,833. The issuance of these shares was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

(b)

During the nine-month period ended January 31, 2008, the Company issued 12,500 shares at $0.80 per share upon the exercise of warrants for proceeds of $10,000. The issuance of these shares was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

(c)

During the nine-month period ended January 31, 2008, the Company issued 782,950 shares at $1 per share pursuant to a private placement for cash proceeds of $737,285, net of issue costs of $45,665. Each share consists of one Class A share of common stock and one common share purchase warrant. Each warrant enables the holder to purchase one additional share at an exercise price of $1.50 per share for five years after closing date. The issuance of these shares was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, $70,000 of the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act.

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

Dated: March 13, 2008		REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)