Form 10KSB
period 2008-04-30
REGI U S INC
filed 2008-08-07
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2008

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
Berlin Bremen Stock Exchange
Frankfurt Stock Exchange

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [x]

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [ ] No [ x ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes [ ] No [x]

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Larger accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The issuer’s revenues for our most recent fiscal year are: $nil.

The aggregate market value of the voting stock held by non-affiliates of the issuer on July 11, 2008, computed by reference to the price at which the stock was sold on that date: $12,881,858.

The number of shares outstanding of the issuer's common stock, no par value, as of July 25, 2008 was 27,935,824.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("Rand Energy") which holds approximately 9.6% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech"). Reg Tech holds approximately 12% of the common shares of REGI.

We are engaged in the business of developing and building an improved axial vane-type rotary engine known as the Rand Cam/Direct Charge Engine ("RC/DC Engine" or “RadMax™ / Rand Cam™”), which is a variation of the Rand Cam Rotary Engine, an axial vane rotary engine ("Original Engine"). The worldwide intellectual and marketing rights to the RC/DC Engine, exclusive of the United States, are held by Reg Tech. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg Tech will fund 50%.

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

BUSINESS OF THE COMPANY AND PRODUCTS

Overview and History

We are engaged in the business of developing and building an improved axial vane-type rotary engine known as the Rand CamTM Direct Charge Engine, which is a variation of the Original Engine. The Original Engine is an axial vane rotary engine, the worldwide marketing rights to which are held by Reg Tech. A United States patent was issued for the RC/DC Engine on July 4,

1995, and assigned to us. Since no marketable product has yet been developed, we have not received any revenues from operations.

The RC/DC Engine is based upon the Original Engine patented in 1983. Brian Cherry, an officer of the Company, has done additional development work on the Original Engine which resulted in significant changes and improvements for which the U.S. patent has been issued and assigned to us. We believe the RC/DC Engine offers important simplification from the basic Original Engine, which will make it easier to manufacture and will also allow it to operate more efficiently.

Pursuant to an agreement dated October 20, 1986 between Reg Tech, Rand Cam-Engine Corp. and James McCann, Reg Tech agreed to acquire a 40% voting interest in a new corporation to be incorporated to acquire the rights to the Original Engine. The new corporation was Rand Energy Group Inc. (“Rand Energy”). Reg Tech acquired the 40% voting interest in Rand Energy in consideration of the payment of $250,000.

Pursuant to an agreement made as of April 27, 1993 among Reg Tech, Rand Cam-Engine Corp., Rand Energy and James McCann, Reg Tech acquired an additional 330,000 shares (11%) of Rand Energy from Rand Cam-Engine Corp. to increase its investment to 51%.

On August 20, 1992, we entered in an agreement with Rand Energy and Brian Cherry (the "August 1992 Agreement") under which we issued 5,700,000 shares of our common stock at a deemed value of $0.01 per share to Rand Energy in exchange for certain valuable rights, technology, information, and other tangible and intangible assets, including improvements, relating to the United States rights to the Original Engine. Rand Energy's sole director is REGI’s president. The terms of the agreement were negotiated between the parties and were deemed to be mutually advantageous based upon conditions and circumstances existing at the time.

We entered into an agreement dated April 13, 1993 with Rand Energy, Reg Tech and Brian Cherry (the "April 1993 Agreement") and made as an amendment to a previous Amendment Agreement dated November 23, 1992 between Rand Energy, Reg Tech and Brian Cherry and an original agreement dated July 30, 1992 between Rand Energy, Reg Tech and Brian Cherry, Cherry agreed to: (a) sell, transfer and assign to Rand Energy worldwide rights, except for the United States, to all of his right, title and interest in and to the technology related to the RC/DC Engine (the "Technology"), including all pending and future patent applications in respect of the Technology, together with any improvements, changes or other variations to the Technology; (b) sell, transfer and assign to the Company United States of America rights to all of his right, title and interest in and to the Technology, including all pending and future patent applications in respect of the Technology, together with any improvements, changes or other variations to the Technology. On November 9, 1993, in consideration for this transfer of the Technology, Brian Cherry was issued 100,000 shares of Reg Tech with a deemed value of $200,000.

A final provision of the April 1993 Agreement assigned and transferred ownership of any patents, inventions, copyrights, know-how, technical data, and related types of intellectual property conceived, developed or created by Rand Energy or its associated companies either to us which results or derives from the direct or indirect use of the Original Engine and/or RC/DC Engine technologies by Rand Energy.

We entered into a letter of understanding dated December 13, 1993, with Rand Energy and Reg Tech, as grantors, and West Virginia University Research Corporation ("WVURC"), the grantors agreed that WVURC shall own 5% of all patented technology relating to the Original Engine and the RC/DC Engine. WVURC performed extensive analysis and testing on the RC/DC engine. WVURC provided support and development of the RC/DC Engine including research, development, testing evaluation and creation of intellectual property. In addition, WVURC introduced us to potential customers and licensees. Rand Energy and Reg Tech are entitled to all intellectual property developed by WVURC relating to the RC/DC Engine.

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

We have tested the RadMax technology for interested customers who are wanting a license agreement. To date we have granted an option for a license for certain applications for a Fortune 100 company who are evaluating the RadMax design and are currently assisting in the development and testing at no cost to the Company.

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

Reg Technologies, Inc., together with REGI U.S., Inc., has tested Rand Cam™ diesel engine for a generator application for hybrid electric cars. Additionally, our licensee for the 42 H.P. production model diesel Rand Cam™ tested the engine for unmanned aerial applications for the U.S. military.

Compressor

We contracted Coltec, Inc., a Columbus, Indiana engineering firm, to fabricate the Rand Cam™ air conditioning compressor for buses. The testing is to be conducted by Trans/Air Manufacturing Corporation, one of the largest manufacturers of air conditioning units for buses, which has agreed to jointly develop and manufacture the working model compressor. The prototype compressor was delivered to Trans/Air in January 2001.

A special 3.2 SCFM air compressor was designed and built for a large fuel cell customer. The customer’s comments including type of drive motor, inlet and outlet piping arrangements and mounting considerations were incorporated and final drawings were prepared.

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

In August 2004, we completed compressor tests which displayed encouraging results of up to 25 P.S.I. with only 800 R.P.M. The testing for the compressor was completed on behalf of Trans Air Manufacturing for air-conditioning in bus applications, and exceeded our expectations. A license agreement for compressor applications, has not been finalized.

RadMax™ Rand Cam™ Technology

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

On February 14, 2006 the 125 H.P. RadMax™ engine was received by REGI from Radian Milparts and was tested by the Company’s rotary engine specialist. The 125 H.P. RadMax™ engine is the improved version of the 42 H.P. RadMax™ engine, which focused on eliminating leak paths and was designed for maintainability.

During 2006, the final modifications, which were successfully implemented on the 42 H.P Rand Cam™, for the 125 H.P. version of the RadMax™ engine were completed by Ebco Industries. The 125 H.P. engine was assembled and tested. The testing consisted of endurance to determine wear and tear, and maintenance factors /hydrocarbons /calculations and fuel efficiency using a state-of-the-art computerized fuel injection system. Biodiesel and ethanol blended fuels will also be utilized in a series of tests.

Further tests lead to several important modifications which eliminated oil leaks from entering the combustion chamber, and reduced compression losses.

In January 2007, we completed a statement of work agreement with an engineering, prototyping, and manufacturing services company to complete a working model RadMax™ pump.

The Phase I program was to design, demonstrate, and deliver a prototype RadMax™ pump within 16 weeks. The goal for the work program was to complete a pump suitable for supporting demonstration to potential customers and to prove that the RadMax™ pump is a positive displacement device, capable of processing approximately twice its internal volume every revolution, which means that a production unit could be half the size and weight of any competitive unit.

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

Our next testing steps included:

  Performance measurements of prototypes of RadMax™ pump
  Validation of radial shaft seals performance for pump and compressor
  Pump durability and performance benchmarking

In July 2007 we completed the pump testing and announced the following product development:

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

On October 18, 2007, we announced the completion of the prototype, proof-of-concept pump. This pump is suitable for supporting demonstration to potential customers. It proves performance that a RadMax™ Pump is a positive displacement device, capable of processing approximately twice its internal volume every revolution. This means that a production unit could have identical performance with half the size and weight of any competitive unit. Reduction of weight is a significant performance parameter for all equipment, directly translating into reduction of energy requirements.

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
Op Range: 0° C (32° F) to 100° C (212° F)
Speed: Up to 5000 RPM

We exhibited our RadMax™ technology at the SAE (Society of Automotive Engineers) Commercial Vehicle Engineering Congress & Exhibition, in Chicago, IL, from October 30 to November 1, 2007. We displayed the latest RadMax™ prototype hardware and discussed product development and marketing plans for RadMax™ technology devices. The SAE Commercial Vehicle Engineering Congress and Exhibition is a global assembly of both on and off-road vehicle customers, engineers, supply managers and executives that allows for the exchange of cutting edge technological information, high-profile networking and enhance understanding concerning the issues and challenges facing the commercial vehicle industry. The event was also held in conjunction with the Powertrain & Fluid Systems Conference, a gathering of powerplant design engineers and engine fluid experts.

Subsequent to the year ended April 30, 2008, on May 14, 2008 we entered into an agreement with a Fortune 1000 company (“evaluation company”) to evaluate the RadMax® technology. The agreement covers the evaluation of RadMax® technology by the evaluation company to determine if the RadMax® technology meets the evaluation company’s requirements for certain commercial and military market applications.

We granted the evaluation company an option for a period of 90 days after the completion of the evaluation period to execute a Letter of Intent to exclusively license our Rotary Engine IP on reasonable commercial terms for certain commercial and military markets. We also granted the evaluation company the option, for a period of 12 months after the completion of the evaluation period, to execute a Letter of Intent to non-exclusively license our Rotary Engine IP on reasonable commercial terms for certain commercial and military markets.

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

We entered into a Distributors Agreement dated June 29, 2005, with ANUVU Incorporated with an option to acquire exclusive rights to distribute the ANUVU Fuel Cell technology for Canada and Europe. Our affiliate, Reg Tech, paid $200,000 to exercise a portion of the option agreement and acquire the Canadian rights on behalf of the Company. During the year ended April 30, 2006, we assigned the distribution rights to Reg Tech and recovered $200,000 of research and development expenses.

In May 2006, ANUVU commenced production and building of the fuel cell components. Delivery to Reg Tech was scheduled to begin upon successful training and export approvals. Due to financial problems, ANUVU reneged on the agreement.

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

James Vandeberg, a director and Chief Financial Officer of REGI U.S., Inc., was appointed as the new company's president and sole director. The headquarters for the corporation is located at 601 Union Street, Suite 4500, Seattle, WA 98101.

On April 30, 2007, the Board of Directors appointed Robert Grisar as Vice President of Engineering for the RadMax® / Rand Cam™ technology. In this role, he will report to James Vandeberg, president of RadMax Technologies, Inc.

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

MARKETING

We intend to pursue the development of the RadMax™ / Rand Cam™ technologies by entering into licensing and/or joint venture arrangements with other larger companies, which have the financial resources to maximize the potential of the technology.

We expect revenue from license agreements with the potential end users based on the success of the design from the compressor, pump, and diesel engine prototypes. Based on successful license or joint venture agreements, we expect to receive royalties. However, there is no assurance that the tests will be successful or that we will ever receive any such royalties.

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

Except for the Wankel rotary engine built by Mazda of Japan, no competitor, that we are aware of, presently produces in a commercial quantity any rotary engine similar to the engines we are developing. The Wankel rotary engine is similar only in that it is a rotary engine rather than a reciprocating piston engine. Without substantially greater financial resources than is currently available to us, however, it is very possible that it may not be able to adequately compete in the engine business. One competitor, Rotary Power International, is presently producing the first production SCORE rotary (Wankel type) engines. Our RC\DC Engine is calculated to be smaller, quieter and cost less to produce and maintain.

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

PATENTS, TRADEMARKS, LICENCES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION

Patents

U.S. patent No. 5,429,084 was granted on July 4, 1995, to the inventor, Brian Cherry, Patrick Badgley and four other individuals for various improvements incorporated in the RC/DC Engine. The patent has been assigned to us. U.S. Patent 4,401,070 for the Original Engine was issued on August 30, 1983, to James McCann and Rand Energy holds the marketing rights.

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

On November 29, 2004, we announced that a world wide license agreement, excluding the rights for the United States of America that are held by REGI U.S., Inc. for the Rand Cam™ technology was completed with Rand Energy. Reg Tech agreed to pay a 5% net profit interest and make annual payments of $50,000. Reg Tech is responsible for 50% of the costs for development and production of the Rand Cam™ technology.

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

The world wide patents cover Canada and several countries in Europe, namely, Germany, France, Great Britain, and Italy. Reg Tech, together with REGI U.S., Inc., is in the process of testing a Rand Cam™ diesel engine for a generator application for hybrid electric cars. Additionally, our licensee for the 42 H.P. production model diesel Rand Cam™ is currently completing the engine for unmanned aerial applications for the U.S. military.

Royalty Payments

The August 1992 Agreement calls for us to pay Rand Energy semi-annually a royalty of 5% of any net profits to be derived by us from revenues received as a result of its license of the Original Engine. The August 1992 Agreement also calls for us to pay Brian Cherry a royalty of 1% semi-

annually any net profits derived by us from revenue received as a result of our licensing the Original Engine.

Other provisions of the April 1993 Agreement call for is (a) to pay to Rand Energy a continuing royalty of 5% of the net profits derived from the Technology by us and (b) to pay to Brian Cherry a continuing royalty of 1% of the net profits derived by us from the Technology.

Pursuant to the letter of understanding dated December 13, 1993, among us, Rand Energy, Reg Tech and WVURC, WVURC will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology relating to the Original Engine and the RC/DC Engine.

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

History of Losses. We have a history of operating losses, and an accumulated deficit, as of April 30, 2008, of $10,428,687. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Control by Current Insiders. 11,853,311 common shares, not including currently exercisable options or warrants, are owned by current insiders representing control of approximately 42.4% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

RESEARCH AND DEVELOPMENT

The basic research and development work on the RadMax™ / Rand Cam™ Engine and other products is being coordinated and funded by Reg Tech and REGI U.S., Inc. and funded as to 50% each.

We plan to contract with outside individuals, institutions and companies to perform most of the additional research and development work which we may require to benefit from our rights to the RadMax™ / Rand Cam™ Engine and other products.

During the last two fiscal years, we have incurred a total of $255,724 in research and development expenses. During the past year, development costs have been assumed by a third party who are evaluating the RadMax design.

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

We currently have one consultant and one employee directly involved in technical development work on the RadMax™ / Rand Cam™ Engine. We expect to hire additional employees for those positions which we deem necessary to fill, as needs arise. Most additional employees are expected to be in technical and licensing/marketing positions.

ITEM 2. DESCRIPTION OF PROPERTY

We own no properties. We currently utilize office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by a conglomerate of related companies. We do not pay rent for this office space. The present facilities are believed to be adequate for meeting our needs for the immediate future. However we expect that we will likely acquire separate space when the level of business activity requires us to do so. We do not anticipate that we will have any difficulty in obtaining such additional space at favorable rates. In addition, we have access to a facility for research and development leased by Reg Tech. This facility is also in Richmond, British Columbia, Canada.

On November 13, 2006, the Company entered into a rental agreement for office space in Washington State for a term of one year at a cost of approximately $300 per month. During 2008, we paid $4,449.50 for rent for the Spokane office.

There are no current plans to purchase or lease any properties in the near future.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings or litigation, nor are we aware that any litigation is presently being threatened or contemplated against us or any officer, director or affiliate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2008, through the solicitation of proxies or otherwise.

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

The following table sets forth the high and low bid prices for our common stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

	Bid Price		Asked Price
	High $	Low $	High $	Low $
Quarter Ended July 31, 2006	2.58	1.17	2.60	1.20
Quarter Ended October 31, 2006	2.14	0.85	2.18	0.88
Quarter Ended January 31, 2007	1.59	0.91	1.62	0.95
Quarter Ended April 30, 2007	1.51	0.91	1.52	0.94
Quarter Ended July 31, 2007	1.50	1.02	1.52	1.05
Quarter Ended October 31, 2008	1.17	0.93	1.19	0.97
Quarter Ended January 31, 2008	1.18	0.68	1.19	0.76
Quarter Ended April 30, 2008	1.01	0.70	1.02	0.74

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

The following table shows the high and low bid prices of our stock traded on the OTC Bulletin Board during the most recent six months, for each month as follows:

	Bid Price
Month	High $	Low $
2008, June	0.85	0.75
2008, May	0.89	0.75
2008, April	0.88	0.7
2008, March	0.89	0.75
2008, February	1.01	0.765
2008, January	0.86	0.691

_________

* All prices are in U.S. dollars.

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of July 25, 2008, there were 27,935,824 shares of common stock outstanding, held by 261 shareholders of record.

During the fiscal year ended April 30, 2008, the Company increased its number of authorized shares without per value to 100,000,000.

DIVIDEND POLICY

To date we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (3)(4)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
• 1993 Stock Option Plan (as amended December 5, 2000) (1) and 2007 Stock Option Plan (2)	1,839,000	$1.13	1,080,000
Equity compensation plans not approved by security holders	N/a	N/a	N/a

(1)

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(2)

The Company has a Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees, approved April 12, 2007. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(3)	The price reflects the weighted average exercise price of those options which are outstanding.

(4)	The weighted average exercise price of those options which are exercisable (639,000 options) is $0.86.

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

All options granted by the Company under the 2000 Plan have the following exercise schedule:

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

All options granted to April 30, 2008 by the Company under the 2007 Plan have the following exercise schedule:

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

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. See Note 3 to our audited financial statements for the fiscal year ended April 30, 2008 for more information on recent sales of unregistered securities.

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

(b)

During the fiscal year ended April 30, 2008, the Company issued 86,666 shares at $1 per share upon the exercise of warrants for proceeds of $86,666. This offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors bears a legend restricting transfer.

(c)

During the fiscal year ended April 30, 2008, the Company issued 12,500 shares at $0.80 per share upon the exercise of warrants for proceeds of $10,000. This offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors bears a legend restricting transfer.

(d)

During the fiscal year ended April 30, 2008, the Company issued 833,950 units at $1 per unit pursuant to a private placement for cash proceeds of $786,780, net of issue costs of $47,170. Each unit consists of one common share and one warrant. Each warrant enables the holder to purchase one additional share at an exercise price of $1.50 per share for five years after closing date. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales, which were all to non-U.S. residents, were exempt pursuant to Regulation S under the Act.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report contains forward-looking statements. The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with our Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

PLAN OF OPERATIONS

We were organized under the laws of the State of Oregon on July 27, 1992. Our principal business operations are conducted in British Columbia, Canada.

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine.

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have undergone mounting losses to date totaling $10,428,687 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2008, we had working capital deficiency of $269,856. Our only assets are cash totaling $7,645, and prepaid expenses, totaling $872. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Results of operations for the year ended April 30, 2008 ("2008”) compared to the year ended April 30, 2007 ("2007")

There were no revenues from product licensing during 2008 and 2007.

The Company had a net loss of $1,236,583 in 2008, compared to a net loss of $1,413,294 in 2007. The decrease in 2008 was mainly due to a decrease in investor relations of $119,803 and a decrease in professional fees of $44,963.

Our advertising expenses decreased by $64,554 to $40,758 in 2008 as compared to $105,312 in 2007. Consulting fees decreased by $38,103 to $136,113 in 2008 compared to $174,216 in 2007. Transfer agent and filing fees increased to $29,613 in 2008 compared to $10,667, while travel and accommodation increased by $20,364 to $96,776 in 2008 compared to $76,412 in 2007.

Wages and benefits increased by $69,132 to $165,752 in 2008 compared to $96,620 in 2007 due to an increase in wages, while stock-based compensation decreased by $19,041 to $241,528 from $260,569 in 2007. Project consulting increased by $28,494 to $95,250 in 2008 compared to $66,756 in 2007, while prototype design and construction decreased by $18,351 to $32,821 in 2008 from $51,172 in 2007 due the majority of prototype construction and testing costs continue to be borne by potential licensees and manufactures. The overall decreases were due to decreased operations.

During the year ended April 30, 2008, the Company extended the term on 75,000 options for a further two years. The fair value of the original options was deducted from the fair value of the modified options for a difference of $4,000. During the fiscal year ended April 30, 2008, $1,000 (April 30, 2007, - $nil) stock-based compensation expense was charged to operations for the vested incremental increase in the fair value of these stock options. The balance of $3,000 of unrecognized compensation cost related to the non-vested stock options held by the employees will be recognized over future periods.

During the fiscal year ended April 30, 2008, the Company granted 25,000 options in accordance with the terms of the Option Agreement as described in Note 3 of the financial statements. During the fiscal year ended April 30, 2008, $241,528 stock-based compensation expense was charged to operations, and the balance of $1,044,431 of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods as they vest.

As at April 30, 2008, the Company owed related companies controlled or significantly influenced by the President of the Company $151,434 (April 30, 2007 - $248,253) comprised of advances and/or expenses paid on behalf of the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

We had a basic and diluted loss of $0.04 per share in 2008 compared to a basic and diluted net loss per share of $0.05 for 2007.

LIQUIDITY AND CAPITAL RESOURCES

During 2008, we financed our operations mainly through proceeds of $98,791 from the exercise of stock options and share purchase warrants, as well as net proceeds of $537,753 from a private placement offering.

During 2008, we raised $571,250 (2007 - $262,700) pursuant to a private placement of 833,950 units. The Units were issued at a purchase price of US$1 per Unit for cash proceeds of $537,753 (2007 - $262,700), net of issue costs of $33,497. Each Unit consisted of one share common stock of the Company and one warrant. Each warrant may be exercised to enable the investor to purchase one additional share of Common Stock at US$1.50 within five years of the date of issuance to the purchaser. Also during 2008, we raised $12,125 from the exercise of 38,500 stock options, and $86,666 (2007 - $10,000) from the exercise of 99,166 share purchase warrants. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. We may also raise additional funds through the exercise of warrants and stock options.

During 2007, we raised $120,000 pursuant to a private placement of 120,000 units. The Units were issued at a purchase price of US$1 per Unit for cash proceeds of $116,496, net of issue costs of $3,504. Each Unit consisted of one share common stock of the Company and one warrant. Each warrant may be exercised to enable the investor to purchase one additional share of Common Stock at US$1.50 within five years of the date of issuance to the purchaser. Also during 2007, we raised $143,938 from the exercise of 643,500 stock options, and $217,666 from the exercise of 268,833 share purchase warrants.

We received funding in 2008 from our affiliated companies (common officers and directors) and our 9% shareholder, Rand Energy and Reg Tech, the controlling shareholder of Rand Energy. The total amount owing to related parties is $151,434 or 54% of total current liabilities as at April 30, 2008. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

As at April 30, 2008, we had working capital deficiency of $269,856. We receive interim support from our ultimate parent company and will raise additional funds from equity financing which was negotiated. We also plan to raise funds through loans from a major shareholder (Rand Energy). Rand Energy owns 2,532,816 shares and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

The Company plans to raise funds through loans from Rand Energy. Further, Rand Energy owns approximately 9% of the shares of the Company, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. (See Note 3(e) to our financial statements). The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

We anticipate that our cash requirements for the fiscal year ending April 30, 2009 will remain consistent with those for the fiscal year ended April 30, 2008.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including the President (our principal executive officer), and the Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report (the “evaluation date”). Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report, our President and Chief Financial Officer have concluded that, as of such date, the disclosure controls and procedures were effective at the reasonable assurance level with respect to such disclosure controls and procedures being designed to ensure that information relating to the Registrant required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Additionally, our officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our President, and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal year ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the evaluation date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

There were no changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position
John G. Robertson	67	Director, Chairman of the Board of Directors, President and Chief Executive Officer
Jennifer Lorette	36	Director, Vice-President
James Vandeberg	64	Director and Chief Operating Officer and Chief Financial Officer
Brian Cherry	68	Vice President, Rand Cam™ Engine Technology Projects
Lynn Petersen	57	Vice President of Marketing for the RadMax™ / Rand Cam™ Technology
Robert Grisar	61	Vice President, Engineering for the RadMax™ / Rand Cam™ Technology

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

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

John G. Robertson - Chairman of the Board of Directors, President, Chief Executive Officer

Mr. Robertson has been our Chairman, President and Chief Executive Officer since our formation. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the Rand Cam (TM) technology and Reg Technologies Inc. owns the worldwide rights exclusive of the U.S. Mr. Robertson is a Director and President and Secretary of Rand Energy Group Inc. Mr. Robertson is President, Principal Executive Officer and a member of the Board of Directors of IAS Communications, Inc., an Oregon corporation traded on the OTC bulletin board, which is developing a new type of antenna system. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation which is currently inactive, and its predecessor. He is also the President and Founder of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, diamond, and oil and gas exploration. He is also President of Linux Gold Corp., a public company trading on the OTC Bulletin Board. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

Jennifer Lorette - Vice President

Ms. Lorette became a member of the board of directors in January 2001. She has been our Vice President since June 1994, and was also previously Chief Financial Officer. Since 2001 she has also been a director for Reg Technologies, Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since February 1995 Ms. Lorette has been Secretary and a director of IAS Communications Inc., an Oregon corporation traded on the OTC bulletin board. Since June 1997 Ms. Lorette has been Executive Vice President and a Director of Information-Highway.com, Inc., a Florida corporation traded which is currently inactive, and its predecessor. Since November 2000 Ms. Lorette has also been a director of Linux Gold Corp. Since February 2001 Ms. Lorette has been a director of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, and oil and gas exploration.

James L. Vandeberg - Chief Operating Officer and Chief Financial Officer, and a Member of the Board of Directors

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999 and its Chief Financial Officer on January 9, 2006. Mr. Vandeberg is an attorney in Seattle, Washington. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and. He is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of IAS Communications Inc. an Oregon corporation traded on the OTC bulletin board. Mr. Vandeberg is also a director of Reg Technologies Inc., which is traded on the OTC bulletin board. Mr. Vandeberg is also a director of ASAP Expo Inc. since 2005. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

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

We do not currently have a financial expert in our audit committee due to our relatively small size. In 2008, we relied upon the services of a chartered accounting firm in Vancouver, BC, Canada, to prepare our interim unaudited quarterly consolidated financial statements. Also, we retained the services of Smythe Ratcliffe LLP, Chartered Accountants to perform the audit on our year-end consolidated financial statements and review of our quarterly consolidated financial statements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, other than Messrs. Vandeberg, Cherry, Petersen and Grisar who furnished us with no forms during the year, none of our officers, directors or beneficial owners of more than ten percent of the common stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensa- tion ($)	Total ($)
John G. Robertson President, Chief Executive Officer	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 168,307 Nil	Nil Nil Nil	Nil Nil Nil	30,000 30,000 30,000 (2)	Nil Nil Nil

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended April 30, 2008 for the fair value of stock options granted to each of our named executive officers calculated in accordance with SFAS 123R. For additional information on the valuation assumptions with respect to these option grants, refer to Note3 of our financial statements and related notes. These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our named executive officers. See the Outstanding Equity Awards at April 30, 2008 table below for more information on options held by the named executive officers.

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

(a)

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

(c)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the year ended April 30, 2008, fees in the aggregate of $62,459 (2007 $116,598) for legal services have been paid to the Law Firm.

During the year ended April 30, 2008:

(d)	the value of consulting services of $90,000 (2007 - $90,000) was contributed by the President, CEO and Director of the Company, charged to operations and treated as donated capital.

(e)	the value of consulting services of $30,000 (2007 - $30,000) was contributed by the Vice President and Director of the Company, charged to operations and treated as donated capital.

(f)	the value of consulting services of $30,000 (2007 - $30,000) was contributed by the CFO, COO and Director of the Company, charged to operations and treated as donated capital.

(g)	project management fees of $30,000 (2007 - $30,000) were paid to a company having common officers and directors.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information about outstanding equity awards held by our named executive officers as of April 30, 2008.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 11, 2008, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of
		Shares Owned
John G. Robertson, Chairman of the Board of Directors, President, Chief
Executive Officer and Director (1) (2) (3)(5)(10)(11)	12,200,911	43.68%
James McCann (4)	2,670,741	9.56%
Rand Energy Group Inc. (5)	2,670,741	9.56%
Jennifer Lorette, Vice President and Director (6)	255,400	*
James Vandeberg, Chief Operating Officer and Director (7)	175,000	*
Brian Cherry, Vice President of the Rand Cam™ Engine Technology Projects	Nil	*
Lynn Petersen, Vice President of Marketing for the RadMax™ / Rand Cam™ technology (8)	105,000	*
Robert Grisar Vice President of Engineering for the RadMax® / Rand Cam™ technology (9)	200,000	**
Reg Technologies Inc.(10)	3,320,000	11.89%
Rainbow Networks Inc.(11)	2,429,800	8.70%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR INDIVIDUALS)	12,631,311	45.22%

*Less than one percent of the issued and outstanding on July 25, 2008, which was 27,935,824

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1) This individual may be deemed to be a "parent or founder" of REGI as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 2,670,741 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 500,000 options. Mr. Robertson's address is the same as the Company's.

(3) Includes 2,747,720 common shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, and 500,000 options. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as REGI’s address.

(4) Includes 2,670,741 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(5) Rand Energy Group Inc. is owned 51% by Reg Tech and 49% by Rand Cam-Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Tech and Rand Cam-Engine Corp. could be considered the beneficial owner of the 2,670,741 shares registered in the name of Rand Energy Group Inc. Mr. Robertson is the sole director of Rand Energy Group Inc.

SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Tech. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 2,670,741 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

Rand Cam-Engine Corp. is a privately held company whose stock is controlled by James McCann and by several other shareholders in minor interest. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

(6) Includes 225,000. Ms. Lorette's address is the same as the Company's.

(7) Includes 100,000 options.. Mr. Vandeberg's address is 601 Union Street, Suite 4500, Seattle, WA 98101.

(8) Includes 100,000 options. Mr. Petersen's address is 665 N. Riverpoint Blvd., Suite 438, Spokane, WA 99202-1648.

(9) Includes 158,000 options. Mr. Grisar's address is 8543 Hemlock Ridge Drive, Kirtland, OH 44094 USA.

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

(11) Includes 2,747,720 common shares registered in the name of Rainbow Networks Inc., a British Columbia company controlled by Mr. Robertson, who is sole director, president and secretary. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by Rainbow Networks. Mr. Robertson's address is the same as REGI’s address.

CHANGES IN CONTROL

We know of no arrangements the operation of which may result in a change of our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the August 1992 Agreement we issued 5,700,000 shares of our common stock at a deemed value of $0.01 per share to Rand Energy Group Inc., a privately held British Columbia corporation in exchange for certain valuable rights, technology, information, and other tangible and intangible assets relating to the United States rights to the Original Engine. Rand Energy is owned 51% by Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange ("Reg Tech"), and 49% by Rand Cam-Engine Corp. Reg Tech's President is also our President and its Vice President is also Vice President of the Company.

We also agreed to pay semi-annually to Rand Energy a royalty of 5% of any net profits to be derived by us from revenues received as a result of its license of the Original Engine.

In the April 1993 Agreement, an amendment to a previous Amendment Agreement dated November 23, 1992, between Rand Energy, Reg Tech and Brian Cherry (a former officer and director) and an original agreement dated July 30, 1992, between Rand Energy, Reg Tech and Brian Cherry, Cherry agreed to: (a) sell, transfer and assign to Rand Energy all his right, title and interest in and to the technology related to the RC/DC Engine, including all pending and future patent applications in respect of the Technology for all countries except the United States of America, together with any improvements, changes or other variations to the Technology; (b) sell, transfer and assign to us (then called Sky Technologies Inc.), all his right, title and interest in and to the Technology, including all pending and future patent applications in respect of the Technology for the United States of America, together with any improvements, changes or other variations to the Technology.

Other provisions of the April 1993 Agreement call for us (a) to pay to Rand Energy a continuing royalty of 5% of the net profits derived from the Technology by us and (b) to pay to Brian Cherry a continuing royalty of 1% of the net profits derived from the Technology by us.

A final provision of the April 1993 Agreement assigns and transfers ownership to us of any patents, inventions, copyrights, know-how, technical data, and related types of intellectual property conceived, developed or created by Rand Energy or its associated companies either prior to or subsequent to the date of the agreement, which results or derives from the direct or indirect use of the Original Engine and/or RC/DC Engine technologies by Rand Energy.

The terms of the agreements referenced above were negotiated by the parties in non-arm's-length transactions but were deemed by the parties involved to be fair and equitable under the circumstances existing at the time.

We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation which, in turn, is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech") and 49% by Rand Cam-Engine Corp. SMR Investments Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977, Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Rand Cam-Engine Corp. is a privately held company whose stock is reportedly majority-owned and controlled by James McCann and the balance by several other shareholders.

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

The world-wide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. which owns 12% of the Company’s issued, and outstanding, stock and controlled the Company by way of a voting trust arrangement. The voting trust agreement was cancelled on April 8, 2008.

Director Independence

Our common stock is traded on the over-the-counter bulletin board. Therefore, the company is not required to have independent members of the board of directors.

ITEM 13. EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-laws	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
3.5	Articles of Amendment Increasing Authorized Capital to 100,000,000 May 2007	(8)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between REGI U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between REGI U.S. and ColTec, Inc.	(3)
10.3	Agreement between ColTec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
21.1	List of Subsidiaries	(8)
23.1	Consent of Independent Auditors (Smythe Ratcliffe LLP)	(8)
23.2	Consent of Independent Auditors (Manning Elliott LLP)	(8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	(8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	(8)
32.1	Certification of John G. Robertson, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)
32.2	Certification of James Vandeberg, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)

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
(4) Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5) Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6) Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7) Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2007
(8) Incorporated herein.

Report of Independent Registered Public Accounting Firm (Smythe Ratcliffe LLP)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, Smythe Ratcliffe LLP during 2008 and 2007:

	2008	2007
Type of Services Rendered	Fiscal Year	Fiscal Year

(a) Audit Fees	$ 40,443	$ 43,460

(b) Audit-Related Fees	$Nil	$Nil

(c) Tax Fees	$Nil	$Nil

(d) All Other Fees	$Nil	$Nil

Our Audit Committee consists of the entire Board of Directors of the Company and is comprised of seasoned business professionals, whereby two members each have over 25 years of experience in the investment business, are board members of several corporations and one of the members is an attorney whose practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. On this basis, we believe that the audit committee has adequate resources available to it when financial expertise and advice are necessary.

Despite being comprised of our entire Board of Directors, our Audit Committee assists the Board in fulfilling its responsibilities relating to the Company’s corporate accounting and reporting practices. The Audit Committee is responsible for ensuring that management has established appropriate processes for monitoring the Company’s systems and procedures for financial reporting and controls, reviewing all financial information in disclosure documents; monitoring the performance and fees and expenses of the Company’s external auditors and recommending external auditors for appointment by shareholders. The Audit Committee is also responsible for reviewing the Company’s annual financial statements prior to approval by the Board and release to the public. Currently the members are John Robertson, James Vandeberg and Jennifer Lorette. Upon recommendation of our Audit Committee, our board of directors appointed Smythe Ratcliffe LLP, Chartered Accountants as our principal accountant to audit our consolidated financial statements for the fiscal year ended April 30, 2008.

In the table above, and the disclosure below, “audit fees” are fees billed by the Company’s external auditor for services provided in auditing the Company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Audit Fees

The aggregate fees billed by Smythe Ratcliffe LLP, Chartered Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30 2008 and 2007 were $40,443and $43,460, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by Smythe Ratcliffe LLP, Chartered Accountants, as applicable, relating to the performance of the audit of our consolidated financial statements for the fiscal years ended April 30 2008 and 2007, which are not reported under the heading "Audit Fees" above, were $Nil and $Nil, respectively.

Tax Fees

For the fiscal years ended April 30 2008 and 2007, the aggregate fees billed for tax compliance, tax advice and tax planning by Smythe Ratcliffe LLP, Chartered Accountants, as applicable, were $Nil and $Nil, respectively.

All Other Fees

For the fiscal years ended April 30 2008 and 2007, the aggregate fees billed by Smythe Ratcliffe LLP, Chartered Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: August 7, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board,	August 7, 2008
(John G. Robertson)	President, Chief Executive
Officer and Director

/s/ James Vandeberg	Chief Operating Officer, Chief	August 7, 2008
(James Vandeberg)	Financial Officer and Director

/s/ Jennifer Lorette	Vice President, Secretary and	August 7, 2008
(Jennifer Lorette)	Director

REGI U.S., Inc.
(A Development Stage Company)
April 30, 2008
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF REGI U.S., INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of REGI U.S., Inc. (A Development Stage Company) as at April 30, 2008 and 2007 and the consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended April 30, 2008 and 2007, and the period from July 27, 1992 (date of inception) to April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders’ equity (deficiency) and cash flows from July 27, 1992 (date of inception) to April 30, 2005 were audited by other auditors whose report dated August 9, 2005 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ equity (deficiency) and cash flows from inception to April 30, 2008, insofar as it relates to amounts for prior periods through April 30, 2005, is solely based on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended April 30, 2008 and 2007, and the period from July 27, 1992 (date of inception) to April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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
July 18, 2008

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 9, 2005

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	April 30,	April 30,
	2008	2007
	$	$
ASSETS
Current Assets
Cash	7,645	163,909
Prepaid expenses (Note 3(c))	872	41,648
Total Assets	8,517	205,557

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	2,347	–
Accounts payable and accrued liabilities	124,592	65,449
Due to related parties (Note 4(a))	151,434	248,253
Total Liabilities	278,373	313,702

Stockholders’ Deficiency
Common Stock (Note 3):
100,000,000 shares authorized without par value; 27,926,824 shares issued and
outstanding (April 30, 2007 - 26,919,208 shares)	6,834,547	5,892,176
Additional Paid-in Capital	2,326,784	2,085,256
Common Stock Subscribed	–	259,027
Donated Capital (Note 4)	997,500	847,500
Deficit Accumulated During the Development Stage	(10,428,687)	(9,192,104)
Total Stockholders’ Deficiency	(269,856)	(108,145)
Total Liabilities and Stockholders’ Deficiency	8,517	205,557

Commitments (Note 5)
Contingencies (Note 6)

Approved by the Directors:

“John Robertson”
John Robertson - Director

“Jennifer Lorette”
Jennifer Lorette - Director

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	From
	July 27,1992
	(Date of Inception)	For the Year Ended
	to April 30,	April 30,
	2008	2008	2007
	$	$	$

Expenses

Amortization	130,533	–	–
General and administrative (Notes 2(g), 3(a) and (c))	6,325,736	1,101,636	1,292,517
Impairment loss	72,823	–	–
Research and development	4,089,246	134,947	120,777

Operating Loss	10,618,338	1,236,583	1,413,294

Other Income

Accounts payable written-off (Note 6)	(189,651)	–	–
Net Loss for the Period	10,428,687	1,236,583	1,413,294

Loss Per Share		0.04	0.05

Weighted Average Number of Common Shares
Outstanding		27,576,000	26,128,000

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
From July 27, 1992 (Date of Inception) to April 30, 2008
(Expressed in U.S. dollars)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficiency)
	#	$	$	$	$	$	$	$
Balance – July 27, 1992 (date of inception)	–	–	–	–	–	–	–	–
Stock issued for intellectual property at $0.001 per share	5,700,000	57,000	–	–	–	–	–	57,000
Stock issued for cash	300,000	3,000	–	–	–	–	–	3,000
Net loss	–	–	–	–	–	–	(23,492)	(23,492)
Balance – April 30, 1993	6,000,000	60,000	–	–	–	–	(23,492)	36,508
Stock issued for cash pursuant to a public offering	500,000	500,000	–	–	–	–	–	500,000
Net loss	–	–	–	–	–	–	(394,263)	(394,263)
Balance – April 30, 1994	6,500,000	560,000	–	–	–	–	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	–	–	–	–	–	1,000
Private placement	250,000	562,500	–	–	–	–	–	562,500
Warrants exercised	170,200	213,000	–	–	–	–	–	213,000
Net loss	–	–	–	–	–	–	(1,225,743)	(1,225,743)
Balance – April 30, 1995	6,930,200	1,336,500	–	–	–	–	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	–	–	–	–	–	75,800
Warrants exercised	132,200	198,300	–	–		–	–	198,300
A private offering	341,000	682,000	–	–	–	–	–	682,000
Net loss	–	–	–	–	–	–	(796,905)	(796,905)
Balance – April 30,1996	7,635,900	2,292,600	–	–	–	–	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	–	–	–	–	–	13,700
Warrants exercised	185,400	278,100	–	–	–	–	–	278,100
Private placements	165,000	257,500	–	–	–	–	–	257,500
Net loss	–	–	–	–	–	–	(510,184)	(510,184)
Balance – April 30, 1997	8,123,300	2,841,900	–	–	–	–	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	–	–	–	–	–	5,000
A units offering	500,000	500,000	–	–	–	–	–	500,000
Stock issued for acquisition of AVFS rights	400,000	288,251	–	–	–	–	–	288,251
Stock issued for financial consulting services	125,000	170,250	–	–	–	–	–	170,250
Stock issued to settle an accrued liability	50,000	25,000	–	–	–	–	–	25,000
Net loss	–	–	–	–	–	–	(580,901)	(580,901)
Balance – April 30, 1998	9,248,300	3,830,401	–	–	–	–	(3,531,488)	298,913

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
From July 27, 1992 (Date of Inception) to April 30, 2008
(Expressed in U.S. dollars)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficiency)
	#	$	$	$	$	$	$	$
Balance – April 30, 1998	9,248,300	3,830,401	–	–	–	–	(3,531,488)	298,913
Stock issued for financial consulting services	100,000	71,046	–	–	–	–	–	71,046
Net loss	–	–	–	–	–	–	(397,924)	(397,924)
Balance – April 30, 1999	9,348,300	3,901,447	–	–	–	–	(3,929,412)	(27,965)
Stock issued for cash pursuant to:
A private placement	852,101	639,075	–	–	–	–	–	639,075
Cash commission paid	–	(47,607)	–	–	–	–	–	(47,607)
Warrants exercised	17,334	17,334	–	–	–	–	–	17,334
Stock-based compensation	–	–	15,417	–	–	–	–	15,417
Net loss	–	–	–	–	–	–	(413,495)	(413,495)
Balance – April 30, 2000	10,217,735	4,510,249	15,417	–	–	–	(4,342,907)	182,759
Stock issued for cash pursuant to warrants exercised	4,000	2,000	–	–	–	–	–	2,000
Stock-based compensation	–	–	18,500	–	–	–	–	18,500
Stock to be issued	–	–	–	72,000	–	–	–	72,000
Net loss	–	–	–	–	–	–	(808,681)	(808,681)
Balance – April 30, 2001	10,221,735	4,512,249	33,917	72,000	–	–	(5,151,588)	(533,422)
Stock issued for cash pursuant to a private placement	1,066,200	266,550	–	(72,000)	–	–	–	194,550
Amount receivable	–	(3,000)	–	–	–	–	–	(3,000)
Stock-based compensation	–	–	3,083	–	–	–	–	3,083
Net loss	–	–	–	–	–	–	(156,090)	(156,090)
Balance - April 30, 2002	11,287,935	4,775,799	37,000	–	–	–	(5,307,678)	(494,879)
Stock issued to settle debt	6,100,000	305,000	–	–	–	–	–	305,000
Stock issued for services	250,000	16,500	–	–	–	–	–	16,500
Stock issued for convertible debenture	50,000	5,000	–	–	–	–	–	5,000
Stock to be issued	–	–	–	25,968	–	–	–	25,968
Donated consulting services	–	–	–	–	187,500	–	–	187,500
Net loss	–	–	–	–	–	–	(220,972)	(220,972)
Balance – April 30, 2003	17,687,935	5,102,299	37,000	25,968	187,500	–	(5,528,650)	(175,883)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
From July 27, 1992 (Date of Inception) to April 30, 2008
(Expressed in U.S. dollars)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficiency)
	#	$	$	$	$	$	$	$
Balance – April 30, 2003	17,687,935	5,102,299	37,000	25,968	187,500	–	(5,528,650)	(175,883)
Donated consulting services	–	–	–	–	210,000	–	–	210,000
Stock issued for cash pursuant to a private placement	173,120	25,968	–	(25,968)	–	–	–	–
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	–	–	–	–	–	86,000
Stock options exercised	100,000	20,000	–	–	–	–	–	20,000
Stock-based compensation	–	–	78,184	–	–	(78,184)	–	–
Stock issued for services	400,000	92,000	–	–	–	(92,000)	–	–
Stock issued to settle debt	3,320,000	166,000	–	–	–	–	–	166,000
Deferred compensation	–	–	–	–	–	142,355	–	142,355
Net loss	–	–	–	–	–	–	(609,913)	(609,913)
Balance – April 30, 2004	22,231,055	5,492,267	115,184	–	397,500	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	–	–	–	(24,000)	–	–
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	–	–	–	–	–	29,750
Warrants exercised	173,120	34,624	–	–	–	–	–	34,624
Private placement	1,032,800	258,200	–	–	–	–	–	258,200
Stock-based compensation	–	–	23,304	–	–	–	–	23,304
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Deferred compensation	–	–	–	–	–	38,829	–	38,829
Net loss	–	–	–	–	–	–	(584,889)	(584,889)
Balance - April 30, 2005	23,720,725	5,838,841	138,488	–	547,500	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to additional paid in capital	–	–	(13,000)	–	–	13,000	–	–
Stock issued for cash pursuant to:
Options exercised	212,000	53,313	–	–	–	–	–	53,313
Warrants exercised	406,400	142,240	–	–	–	–	–	142,240
Private placement	1,500,000	881,088	–	–	–	–	–	881,088
Common stock subscribed	–	–	–	3,750	–	–	–	3,750
Stock-based compensation	–	–	124,793	–	–	–	–	124,793
Deferred compensation	–	–	12,000	–	–	–	–	12,000
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Net loss	–	–	–	–	–	–	(1,055,358)	(1,055,358)
Balance – April 30, 2006	25,839,125	6,915,482	262,281	3,750	697,500	–	(7,778,810)	100,203

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
From July 27, 1992 (Date of Inception) to April 30, 2008
(Expressed in U.S. dollars)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficiency)
	#	$	$	$	$	$	$	$

Balance – April 30, 2006	25,839,125	6,915,482	262,281	3,750	697,500	–	(7,778,810)	100,203
Stock issued for cash pursuant to:
Options exercised	662,250	143,938	–	(3,750)	–	–	–	140,188
Warrants exercised	268,833	217,666	–	–	–	–	–	217,666
Private placement	120,000	120,000	–	–	–	–	–	120,000
Private placement costs	–	(3,504)	–	(13,673)	–	–	–	(17,177)
Common stock subscribed	–	–	–	272,700	–	–	–	272,700
Stock issued for services	29,000	60,000	–	–	–	–	–	60,000
Warrants issued for equity line of credit	–	(1,561,406)	1,561,406	–	–	–	–	–
Stock-based compensation	–	–	260,569	–	–	–	–	260,569
Deferred compensation	–	–	1,000	–	–	–	–	1,000
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Net loss	–	–	–	–	–	–	(1,413,294)	(1,413,294)
Balance – April 30, 2007	26,919,208	5,892,176	2,085,256	259,027	847,500	–	(9,192,104)	(108,145)

Stock issued for cash pursuant to:
Options exercised	38,500	12,125	–	–	–	–	–	12,125
Warrants exercised	99,166	96,666	–	(10,000)	–	–	–	86,666
Private placement	833,950	833,950	–	(262,700)	–	–	–	571,250
Private placement costs	–	(47,170)	–	13,673	–	–	–	(33,497)
Options exercised for services	36,000	46,800	–	–	–	–	–	46,800
Stock-based compensation	–	–	241,528	–	–	–	–	241,528
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Net loss	–	–	–	–	–	–	(1,236,583)	(1,236,583)
Balance – April 30, 2008	27,926,824	6,834,547	2,326,784	–	997,500	–	(10,428,687)	(269,856)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	From
	July 27, 1992
	(Date of Inception)	For the Year Ended
	to April 30,	April 30,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(10,428,687)	(1,236,583)	(1,413,294)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable written-off	(189,651)	–	–
Amortization	130,533	–	–
Impairment loss	72,823	–	–
Stock-based compensation (Note 3(a))	765,378	241,528	260,569
Amortization of deferred compensation	373,795	–	1,000
Donated services	997,500	150,000	150,000
Intellectual property written-off	578,509	–	–
Shares issued and options exercised for services
(Note 3(c))	83,400	35,900	47,500

Changes in operating assets and liabilities
Accounts receivable	(3,000)	–	–
Prepaid expenses	(872)	28,276	30,991
Accounts payable and accrued liabilities	322,399	59,143	8,634

Cash Used in Operating Activities	(7,297,873)	(721,736)	(914,600)

Investing Activities

Patent protection costs	(38,197)	–	–
Purchase of property, plant and equipment	(198,419)	–	–

Cash Used in Investing Activities	(236,616)	–	–

Financing Activities

Advances from (repayments to) related parties	462,681	(73,419)	104,995
Bank indebtedness	2,347	2,347	–
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	7,072,106	636,544	474,350
Subscriptions received	–	–	259,027

Cash Provided by Financing Activities	7,542,134	565,472	838,372

Increase (Decrease) In Cash	7,645	(156,264)	(76,228)

Cash – Beginning of Period	–	163,909	240,137

Cash - End of Period	7,645	7,645	163,909

Non-Cash Investing and Financing Activities

Warrants issued for equity line of credit	1,561,406	–	1,561,406
Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Shares issued and options exercised for services	95,900	35,900	60,000
Consulting services reflected as donated capital	997,500	150,000	150,000
Affiliate's shares issued for intellectual property	200,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. dollars)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated in the State of Oregon, U.S.A., on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) in the U.S. The world wide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder, which owns 12% of the Company’s issued, and outstanding, stock and controlled the Company by way of a voting trust arrangement, which was cancelled on April 30, 2008. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%.

The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has accumulated losses of $10,428,687 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 9% of the shares of the Company, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock (see Note 3(e)). There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and are presented in U.S. dollars, unless otherwise noted, and include the accounts of the Company and its subsidiary, Rad Max. All inter-company balances have been eliminated upon consolidation. The Company’s fiscal year-end is April 30.

(b) Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(d)	Financial Instruments

(i) Fair Value

The carrying values of cash, bank indebtedness, due to related parties, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

(ii) Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

(iii) Credit Risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

(iv) Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 had no impact to the Company.

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.

SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115,

“Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(i)	Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

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
For the years ended April 30, 2008 and 2007
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

The fair value for options granted was estimated at the date of grant using the Black-Scholes option pricing model and the weighted average fair value of stock options granted during the year ended April 30, 2008 was $1.30 (2007 - $1.32) . During the year ended April 30, 2008, the Company recorded stock-based compensation of $241,528 (2007 - $260,569) as a general and administrative expense. At April 30, 2008, the Company had $1,044,431 (2007 - 1,247,391) of total unrecognized compensation cost related to non-vested stock options held by employees, which will be recognized over future periods.

The weighted average assumptions used are as follows:

	April 30, 2008	April 30, 2007

Expected dividend yield	0%	0%
Risk-free interest rate	3.49%	4.54
Expected volatility	110%	142%
Expected option life (in years)	2.50	2.50

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

On May 10, 2007, the Company extended the term on 75,000 options for an additional two years. The incremental fair value of the modification of the stock options was estimated to be $0.05 per share, and the Company recognized $1,000 as stock-based compensation. The fair value of the extended options was estimated at the date of grant or modification using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.53%, expected volatility of 118%, an expected option life of 2.1 years and no expected dividends.

On November 7, 2007, the Company granted 25,000 stock options from the 2007 Stock Option Plan to an employee exercisable at $1.30 per share, up to November 7, 2012. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.49%, expected volatility of 110%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.62 per option During the fiscal year ended April 30, 2008, the Company recorded stock-based compensation of $241,528 as a general and administrative expense.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. dollars)

3.	COMMON STOCK (Continued)

	(a)	Stock Option Plan (Continued)

The following table summarizes the continuity of the Company’s stock options:

		Weighted Average
	Options	Exercise Price
	#	$

Outstanding, April 30, 2006	1,175,750	0.37
Granted	1,375,000	1.32
Exercised	(662,250)	0.22

Outstanding, April 30, 2007	1,888,500	1.12
Granted	25,000	1.30
Exercised	(74,500)	0.79

Outstanding, April 30, 2008	1,839,000	1.13

Additional information regarding options outstanding and exercisable as at April 30, 2008, is as follows:

Options Outstanding

				Weighted Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual
Expiry Date	Price	Option	Value	Life (in years)
	$	#	$	#

September 10, 2008	0.25	150,000	84,000	0.36
December 2, 2008	0.35	100,000	46,000	0.59
May 10, 2009	0.20	75,000	45,750	1.03
September 30, 2009	0.35	25,000	11,500	1.42
May 27, 2010	0.45	50,000	18,000	2.07
April 21, 2011	2.20	75,000	–	2.98
June 29, 2011	2.09	25,000	–	3.16
November 1, 2011	1.37	125,000	–	3.51
January 30, 2012	1.30	200,000	–	3.75
April 12, 2012	1.30	989,000	–	3.95
November 7, 2012	1.30	25,000	–	4.53

Options outstanding		1,839,000	205,250	3.18

Options Exercisable

				Weighted Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual
Expiry Date	Price	Option	Value	Life (in years)
	$	#	$	#

September 10, 2008	0.25	150,000	84,000	0.36
December 2, 2008	0.35	100,000	46,000	0.59
May 10, 2009	0.20	18,750	11,438	1.03
September 30, 2009	0.35	25,000	11,500	1.42
May 27, 2010	0.45	12,500	4,500	2.07
April 21, 2011	2.20	18,750	–	2.98
June 29, 2011	2.09	6,250	–	3.16
November 1, 2011	1.37	31,250	–	3.51
January 30, 2012	1.30	50,000	–	3.75
April 12, 2012	1.30	220,250	–	3.95
November 7, 2012	1.30	6,250	–	4.53

Options exercisable		639,000	157,438	2.29

The aggregate intrinsic value of the options exercised during the year ended April 30, 2008 was $19,060 (2007 - $816,325).

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. dollars)

3.	COMMON STOCK (Continued)

	(a)	Stock Option Plan (Continued)

At April 30, 2008, the Company had $1,044,431 of total unrecognized compensation cost related to non- vested stock options held by employees, which will be recognized over the vesting period. A summary of the status of the Company’s non-vested stock options as of April 30, 2008, and changes during the fiscal year ended April 30, 2008, is presented below:

		Weighted-Average
		Grant-Date
Non-vested stock options	Stock Options	Fair Value
	#	$

Non-vested at May 1, 2007	1,383,250	0.90
Granted	25,000	1.30
Modified	75,000	0.20
Vested	(283,250)	0.81

Non-vested at April 30, 2008	1,200,000	0.87

(b)	Performance Stock Plan

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

During the year ended April 30, 2007, the Company entered into a Financial Advisory Agreement valued at $120,000 for services to be rendered over a one-year period. Part of this agreement stated that $60,000 was to be paid by issuance of the Company’s shares of common stock. At the date of this obligation, 29,000 shares were issued when the value of the Company’s stock was $2.07 per share. During the fiscal year ended April 30, 2008, the Company charged $12,500 (2007 – $47,500) to operations for the pro-rata portion of stock-based compensation related to the services performed.

During the fiscal year ended April 30, 2008, a consultant exercised 36,000 stock options with a fair value of $46,800 for services rendered; 50% was charged to research and development and the other 50% charged to a related party as per the agreement. (See Notes 2(f) and 3(h)).

(d)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted Average
	Number of	Exercise Price
	Warrants	$

Balance, April 30, 2006	750,000	0.80
Exercised	(255,833)	0.80
Exercised	(13,000)	1.00
Issued	2,252,000	1.03
Balance, April 30, 2007	2,733,167	1.02
Issued	873,950	1.29
Exercised	(99,166)	0.97
Expired	(455,001)	1.00
Balance, April 30, 2008	3,052,950	1.16

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. dollars)

3.	COMMON STOCK (Continued)

	(d)	Share Purchase Warrants (Continued)

At April 30, 2008, the following share purchase warrants were outstanding:

	Exercise	April 30,	April 30,
Expiry Date	Price	2008	2007
	$	#	#

November 30, 2007	1.00	–	252,500
April 26, 2008	1.00	–	241,667
October 15, 2009	1.50	40,000	–
November 17, 2011	1.00	2,059,000	2,119,000
February 21, 2012	1.50	120,000	120,000
July 30, 2012	1.50	579,950	–
October 4, 2012	1.50	32,000	–
November 7, 2012	1.50	76,000	–
December 17, 2012	1.50	95,000	–
February 14, 2013	1.50	51,000	–

Warrants outstanding		3,052,950	2,733,167

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. dollars)

3.	COMMON STOCK (Continued)

	(f)	During the fiscal year ended April 30, 2008, the Company issued 13,500 shares at $0.25 per share upon the exercise of stock options for proceeds of $3,375.

	(g)	During the fiscal year ended April 30, 2008, the Company issued 25,000 shares at $0.35 per share upon the exercise of stock options for proceeds of $8,750.

	(h)	During the fiscal year ended April 30, 2008, the Company issued 36,000 shares at $1.30 per share upon the exercise of stock options for services rendered with a fair value of $46,800.

	(i)	During the fiscal year ended April 30, 2008, the Company issued 86,666 shares at $1 per share upon the exercise of warrants for proceeds of $86,666.

	(j)	During the fiscal year ended April 30, 2008, the Company issued 12,500 shares at $0.80 per share upon the exercise of warrants for proceeds of $10,000.

(k)

During the fiscal year ended April 30, 2008, the Company issued 833,950 units at $1 per unit pursuant to a private placement for cash proceeds of $786,780, net of issue costs of $47,170. Each unit consists of one share and one warrant. Each warrant enables the holder to purchase one additional share at an exercise price of $1.50 per share for five years after closing date.

	(l)	During the fiscal year ended April 30, 2008, the Company increased its number of authorized shares without par value to 100,000,000.

4.	RELATED PARTY TRANSACTIONS

	(a)	Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.

(b)

As part of an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an officer and director of the Company, the Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the fiscal year ended April 30, 2008, fees in the aggregate of $62,459 (2007 - $116,598) for legal services have been paid to the Law Firm.

(c)

During the fiscal year ended April 30, 2008, a company with common directors transferred 30,000 shares it holds of the Company to a consultant pursuant to a consulting agreement for services valued at $29,700. As at April 30, 2008, this was recorded as due to related parties.

	(d)	During the fiscal year ended April 30, 2008, a Company controlled by the President of the Company purchased 71,000 units pursuant to a private placement for cash proceeds of $71,000.

(e)

During the fiscal year ended April 30, 2008, the value of consulting services of $90,000 (2007 - $90,000) was contributed by the President, CEO and director of the Company, charged to operations and treated as donated capital.

(f)

During the fiscal year ended April 30, 2008, the value of consulting services of $30,000 (2007 - $30,000) was contributed by the Vice President and director of the Company, charged to operations and treated as donated capital.

(g)

During the fiscal year ended April 30, 2008, the value of consulting services of $30,000 (2007 - $30,000) was contributed by the CFO, COO and director of the Company, charged to operations and treated as donated capital.

	(h)	During the year ended April 30, 2008, rent of $nil (2007 - $3,009) was paid to a company having common officers and directors.

	(i)	During the fiscal year ended April 30, 2008, project management fees of $30,000 (2007 - $30,000) were paid to a company having common officers and directors.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. dollars)

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

(d)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an officer and director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. (See Note 4(b)).

6.	CONTINGENCIES

Long outstanding accounts payable in the amount of $189,651 determined to be no longer payable have been written-off since inception.

7.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $8,589,000, which commence expiring in 2013. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it more likely than not will utilize the net operating losses carried forward in future years. For the years ended April 30, 2008 and 2007, the valuation allowance established against the deferred tax assets increased by $295,400 and $350,700, respectively.

The components of the net deferred tax asset at April 30, 2008 and 2007 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	April 30,	April 30,
	2008	2007
	$	$
Net Operating Losses	8,589,000	7,745,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	3,006,200	2,710,800
Valuation Allowance	(3,006,200)	(2,710,800)
Net Deferred Tax Asset	–	–

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. dollars)

7.	INCOME TAXES (Continued)

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

The reconciliation of income tax attributable to continuing operations computed at the statutory tax rates to income tax expense is:

	April 30,	April 30,
	2008	2007
	$	$
Income tax benefit computed at U.S. statutory rates	432,804	494,653
Stock-based compensation	(84,535)	(91,199)
Compensation recognized as donated capital	(52,500)	(52,500)
Non-deductible meals and entertainment	(330)	(225)
Unrecognized tax losses	(295,439)	(350,729)
Future income tax benefit	–	–

8.	SUBSEQUENT EVENT

In May, June, and July 2008, the Company issued 9,000 shares at $1.30 per share upon the exercise of stock options for services rendered with a fair value of $11,700.