Form 10-Q
period 2008-07-31
REGI U S INC
filed 2008-09-15
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to _______________________

Commission File No. 0-23920

REGI U.S., Inc.
(Exact name of registrant in its Charter)

Oregon	91-1580146

(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#240-11780 Hammersmith Way
Richmond, BC V7A 5E9 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Registrant’s telephone number

____________
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]  (2) Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

September 11, 2008
Common – 27,935,824 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of REGI U.S., Inc. (“we,” “us,” “our,” “the Company” and “REGI”) as of July 31, 2008 and for the three months ended July 31, 2008 and July 31, 2007 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim consolidated financial statements for the three months ended July 31, 2008 and July 31, 2007 include all adjustments necessary in order to ensure that the financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s April 30, 2008 annual consolidated financial statements.

Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

REGI U.S., Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	July 31,	April 30,
	2008	2008
	$	$
ASSETS
Current Assets
Cash	8,901	7,645
Prepaid expenses	523	872
Total Assets	9,424	8,517

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	2,124	2,347
Accounts payable and accrued liabilities	121,235	124,592
Due to related parties (Note 4(a))	320,583	151,434
Total Liabilities	443,942	278,373

Stockholders’ Deficiency
Common Stock (Note 3):
100,000,000 shares authorized without par value; 27,935,824 shares issued and
outstanding (April 30, 2008 – 27,926,824 shares)	6,846,247	6,834,547
Additional Paid-in Capital	2,544,340	2,326,784
Donated Capital (Note 4)	1,035,000	997,500
Deficit Accumulated During the Development Stage	(10,860,105)	(10,428,687)
Total Stockholders’ Deficiency	(434,518)	(269,856)
Total Liabilities and Stockholders’ Deficiency	9,424	8,517

Commitments (Note 5)

Contingencies (Note 6)

Approved by the Directors:

“John Robertson”
John Robertson - Director

“Jennifer Lorette”
Jennifer Lorette - Director

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	From
	July 27,1992
	(Date of Inception)	For the Three Months Ended
	to July 31,	July 31,
	2008	2008	2007
	$	$	$

Expenses

Amortization	130,533	–	–
General and administrative	6,727,549	401,813	527,912
Impairment loss	72,823	–	–
Research and development	4,118,851	29,605	41,978

Operating Loss	11,049,756	431,418	569,890

Other Income

Accounts payable written-off (Note 6)	(189,651)	–	–
Net Comprehensive Loss for the Period	10,860,105	431,418	569,890

Loss Per Share		0.02	0.02

Weighted Average Number of Common Shares
Outstanding		27,931,000	27,004,000

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	From
	July 27, 1992
	(Date of Inception)	For the Three Months Ended
	to July 31,	July 31,
	2008	2008	2007
	$	$	$
Operating Activities

Net loss	(10,860,105)	(431,418)	(569,890)

Adjustments to reconcile net loss to net cash used
in operating activities:
Accounts payable written-off	(189,651)	–	–
Amortization	130,533	–	–
Impairment loss	72,823	–	–
Stock-based compensation	982,934	217,556	217,556
Amortization of deferred compensation	373,795	–	–
Donated services	1,035,000	37,500	37,500
Intellectual property written-off	578,509	–	–
Shares issued and options exercised for services
(Note 3(c))	89,250	5,850	5,850

Changes in operating assets and liabilities
Accounts receivable	(3,000)	–	–
Prepaid expenses	(523)	349	22,239
Accounts payable and accrued liabilities	319,042	(3,357)	25,258
Due to related parties	–	–	(25,062)

Cash Used in Operating Activities	(7,471,393)	(173,520)	(286,549)

Investing Activities

Patent protection costs	(38,197)	–	–
Purchase of property, plant and equipment	(198,419)	–	–

Cash Used in Investing Activities	(236,616)	–	–

Financing Activities

Advances from (repayments to) related parties	637,680	174,999	(94,676)
Bank indebtedness	2,124	(223)	–
Proceeds from convertible debenture	5,000	–	–
Proceeds from the sale of common stock	7,072,106	–	362,301

Cash Provided by Financing Activities	7,716,910	174,776	267,625

Increase (Decrease) In Cash	8,901	1,256	(18,924)

Cash – Beginning of Period	–	7,645	163,909

Cash - End of Period	8,901	8,901	144,985

Non-Cash Investing and Financing Activities

Warrants issued for equity line of credit	1,561,406	–	–
Shares issued to settle debt	496,000	–	–
Shares issued for convertible debenture	5,000	–	–
Shares issued for intellectual property	345,251	–	–
Shares issued and options exercised for services	101,750	5,850	5,850
Consulting services reflected as donated capital	1,035,000	37,500	37,500
Affiliate’s shares issued for intellectual property	200,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	INTERIM REPORTING

The accompanying unaudited interim consolidated financial statements have been prepared by REGI U.S., Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended April 30, 2008, as filed with the United States Securities and Exchange Commission.

The results of operations for the three-month period ended July 31, 2008 are not indicative of the results that may be expected for the full year.

2.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated in the State of Oregon, U.S.A., on July 27, 1992.

The Company is a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) in the U.S. The worldwide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder, which owns 12% of the Company’s issued, and outstanding, stock and formerly controlled the Company by way of a voting trust arrangement, which was cancelled on April 30, 2008. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%.

The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has accumulated losses of $10,860,105 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

	(a)	Stock Option Plan (Continued)

All options granted by the Company under the 2000 Plan have the following vesting schedule:

		(i)	Up to twenty-five percent (25%) of the option will vest upon granting (the “First Vesting”);

		(ii)	The second twenty-five percent (25%) of the option will vest 90 days from the date of the exercise of the First Vesting (the “Second Vesting”);

		(iii)	The third twenty-five percent (25%) of the option will vest 90 days from the date of the exercise of the Second Vesting (the “Third Vesting”);

		(iv)	The fourth and final twenty-five percent (25%) of the option will vest 90 days from the date of the exercise of the Third Vesting;

		(v)	The options expire 60 months from the date of grant.

On April 12, 2007, the Company approved a new 2007 Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees. Pursuant to the Plan, the Company has granted stock options to certain directors and employees.

All options granted by the Company under the 2007 Plan have the following vesting schedule:

		(i)	The first twenty-five percent (25%) of the option will vest 90 days from the grant of the option;

		(ii)	The second twenty-five percent (25%) of the option will vest 1 year and 90 days from the grant of the option;

		(iii)	The third twenty-five percent (25%) of the option will vest 2 years and 90 days from the grant of the option;

		(iv)	The fourth and final twenty-five percent (25%) of the option will vest after 3 years and 90 days from the grant of the option;

		(v)	The options expire 60 months from the date of grant.

During the three-month period ended July 31, 2008, the Company recorded stock-based compensation of $217,556 (2007 - $217,556) as a general and administrative expense.

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

The following table summarizes the continuity of the Company’s stock options:

		Weighted Average
	Options	Exercise Price
	#	$

Outstanding, April 30, 2007	1,888,500	1.12
Granted	25,000	1.30
Exercised	(74,500)	0.79

Outstanding, April 30, 2008	1,839,000	1.13
Granted	–	–
Exercised	(9,000)	1.30

Outstanding, July 31, 2008	1,830,000	1.13

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

	(a)	Stock Option Plan (Continued)

Additional information regarding options outstanding and exercisable as At July 31, 2008, is as follows:

Options Outstanding

				Weighted Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual
Expiry Date	Price	Option	Value	Life (in years)
	$	#	$	#

September 10, 2008	0.25	150,000	63,000	0.11
December 2, 2008	0.35	100,000	32,000	0.34
May 10, 2009	0.20	75,000	35,250	0.78
September 30, 2009	0.35	25,000	8,000	1.17
May 27, 2010	0.45	50,000	11,000	1.82
April 21, 2011	2.20	75,000	–	2.72
June 29, 2011	2.09	25,000	–	2.91
November 1, 2011	1.37	125,000	–	3.25
January 30, 2012	1.30	200,000	–	3.50
April 12, 2012	1.30	980,000	–	3.70
November 7, 2012	1.30	25,000	–	4.27

Options outstanding		1,830,000	149,250	2.92

Options Exercisable

				Weighted Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual
Expiry Date	Price	Option	Value	Life (in years)
	$	#	$	#

September 10, 2008	0.25	150,000	63,000	0.11
December 2, 2008	0.35	100,000	32,000	0.34
May 10, 2009	0.20	18,750	8,813	0.78
September 30, 2009	0.35	25,000	8,000	1.17
May 27, 2010	0.45	12,500	2,750	1.82
April 21, 2011	2.20	18,750	–	2.72
June 29, 2011	2.09	6,250	–	2.91
November 1, 2011	1.37	31,250	–	3.25
January 30, 2012	1.30	50,000	–	3.50
April 12, 2012	1.30	467,500	–	3.70
November 7, 2012	1.30	6,250	–	4.27

Options exercisable		886,250	114,563	2.51

The aggregate intrinsic value of the options exercised during the three-month period ended July 31, 2008 was $Nil.

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

	(a)	Stock Option Plan (Continued)

At July 31, 2008, the Company had $1,044,431 of total unrecognized compensation cost related to non- vested stock options held by employees, which will be recognized over the vesting period. A summary of the status of the Company’s non-vested stock options as of July 31, 2008, and changes during the three-month period ended July 31, 2008, is presented below:

		Weighted-Average
		Grant-Date
Non-vested stock options	Stock Options	Fair Value
	#	$

Non-vested at May 1, 2008	1,200,000	0.87
Granted	–	–
Modified	–	–
Vested	(256,250)	0.85

Non-vested At July 31, 2008	943,750	0.88

(b)	Performance Stock Plan

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

During the year ended April 30, 2007, the Company entered into a Financial Advisory Agreement valued at $120,000 for services to be rendered over a one-year period. Part of this agreement stated that $60,000 was to be paid by issuance of the Company’s shares of common stock. At the date of this obligation, 29,000 shares were issued when the value of the Company’s stock was $2.07 per share. During the three-month period ended July 31, 2008, the Company charged $Nil (2007 – $12,500) to operations for the pro-rata portion of stock-based compensation related to the services performed.

During the three-month period ended July 31, 2008, a consultant exercised 9,000 stock options with a fair value of $11,700 for services rendered; 50% was charged to research and development and the other 50% charged to a related party as per the agreement. (See Notes 3(f)).

(d)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted Average
	Number of	Exercise Price
	Warrants	$

Balance, April 30, 2007	2,733,167	1.02
Issued	873,950	1.29
Exercised	(99,166)	0.97
Expired	(455,001)	1.00
Balance, April 30, 2008	3,052,950	1.16
Issued	–	–
Exercised	–	–
Expired	–	–
Balance, July 31, 2008	3,052,950	1.16

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	COMMON STOCK (Continued)

	(d)	Share Purchase Warrants (Continued)

At July 31, 2008, the following share purchase warrants were outstanding:

	Exercise	July 31,	April 30,
Expiry Date	Price	2008	2008
	$	#	#

October 15, 2009	1.50	40,000	40,000
November 17, 2011	1.00	2,059,000	2,059,000
February 21, 2012	1.50	120,000	120,000
July 30, 2012	1.50	579,950	579,950
October 4, 2012	1.50	32,000	32,000
November 7, 2012	1.50	76,000	76,000
December 17, 2012	1.50	95,000	95,000
February 14, 2013	1.50	51,000	51,000

Warrants outstanding		3,052,950	3,052,950

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

(f) During the three-month period ended July 31, 2008, the Company issued 9,000 shares at $1.30 per share upon the exercise of stock options for services rendered with a fair value of $11,700.

4.	RELATED PARTY TRANSACTIONS

(a) Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.

(b)

As part of an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an officer and director of the Company, the Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the three-month period ended July 31, 2008, fees in the aggregate of $20,958 (2007 - $10,515) for legal and director services have been paid to the Law Firm.

(c)

During the three-month period ended July 31, 2008, the value of consulting services of $22,500 (2007 - $22,500) was contributed by the President, CEO and director of the Company, charged to operations and treated as donated capital.

(d)

During the three-month period ended July 31, 2008, the value of consulting services of $7,500 (2007 - $7,500) was contributed by the Vice President and director of the Company, charged to operations and treated as donated capital.

(e)

During the three-month period ended July 31, 2008, the value of consulting services of $7,500 (2007 - $7,500) was contributed by the CFO, COO and director of the Company, charged to operations and treated as donated capital.

(f) During the three-month period ended July 31, 2008, project management fees of $7,500 (2007 - $7,500) were paid to a company having common officers and directors.

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-KSB for the fiscal year ended April 30, 2008. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB or Form 10-K, our Quarterly Reports on Form 10-QSB or Form 10-Q and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our,” and “REGI” mean REGI U.S., Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CORPORATE BACKGROUND

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("Rand Energy") which holds approximately 8.9% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech"). Reg Tech holds approximately 12% of the common shares of REGI.

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

Our principal offices are located at 240-11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada. Our telephone number is (604) 278-5996 and our facsimile number is (604) 278-3409. Our website is www.regtech.com.

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three-month period ended July 31, 2008 and July 31, 2007 should be read in conjunction with our most recent audited annual consolidated financial statements for the financial year ended April 30, 2008, the unaudited interim consolidated financial statements included herein, and, in each case, the related notes.

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

The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington. Rad Max hopes to win military contracts for custom versions of the RC/DC Engine. The accounts of the subsidiary are incorporated in the accounts of the Company as at July 31, 2008.

The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. which is the controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of Rand Cam™ Engine and Rand Energy Group Inc. will fund 50%. REGI U.S., Inc. is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $434,518 and has accumulated losses of $10,860,105 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The consolidated financial statements for the three months ended July 31, 2008 have been prepared assuming that the Company will continue as a going-concern. As discussed in note 2 to the financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Three months ended July 31, 2008 (“2008”) compared to the three months ended July 31, 2007 (“2007”)

Summary

	Three Months Ended July 31,
			Percentage
			Increase /
	2008	2007	(Decrease)
	$	$	%

Revenue	Nil	Nil	N/A
Expenses	(431,418)	(569,890)	(24.3)
Interest Income	Nil	Nil	N/A

Net Income (Loss)	(431,418)	(569,890)	(24.3)

Expenses

Our expenses for the three months ended July 31, 2008 and 2007 consisted of the following:

	Three Months Ended July 31,
			Percentage
			Increase /
	2008	2007	(Decrease)
	$	$	%

Amortization	Nil	Nil	N/A
Management fees	Nil	Nil	N/A
General and administrative:	401,813	527,912	(23.9)
Accounting and legal	57,846	64,859	(10.8)
Consulting fees	49,032	57,129	(14.2)
Investor relations	35,665	74,151	(51.9)
Other	233,509	285,620	(27.3)
Wages and benefits	25,761	46,153	(44.2)
Research and development	29,605	41,978	(29.5)

Total	431,418	569,890	(24.3)

The decrease of $126,099 in our administrative expenses for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 was mainly attributable to the decrease in the above noted expenses (accounting and legal, consulting fees, investor relations, and wages and benefits).

Research and development expenses decreased to $29,605 in 2008 as compared to $41,978 in 2007.

Revenues

We did not earn any revenues from product licensing during the three months ended July 31, 2008. We do not expect to earn any other sources of revenue in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At July 31, 2008	At April 30, 2008
Current Assets	$9,424	$8,517
Current Liabilities	(443,942)	(278,373)

Working Capital (Deficit)	$(434,518)	$(269,856)

Cash Flows
	Three Months Ended July 31,
	2008	2007
Cash Flows (Used In) Operating Activities	$(173,520)	$(286,549)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	174,776	267,625

Net Increase (Decrease) In Cash During Period	$1,256	$(18,924)

During the three months ended July 31, 2008, we financed our operations from advances from related parties in the amount of $174,999. These amounts are unsecured, non-interest bearing and due on demand.

As at July 31, 2008, we had a working capital deficit of $434,518. Working capital is not adequate to meet development costs for the next twelve months.

Financing Requirements

We will require additional financing if we are to continue as a going concern. We anticipate that any external financing that we are able to obtain will be through the sale of our common stock or other equity based securities. We do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 9% of the shares of the Company, having an approximate current market value of $1,666,318 as at July 31, 2008, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. (See Note 3(e) to our financial statements). The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

We anticipate that our cash requirements for the next twelve months ending July 31, 2009 will remain consistent with those for the previous twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our audited consolidated financial statements for the fiscal year ended April 30, 2008, filed with our 10-KSB on August 7, 2008.

(a)	Use of Estimates

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

Progress Report from May 1, 2008 to September 5, 2008

On June 23, 2008 we announced that based on a recent independent engineering assessment, the RadMax® diesel engine will use 20% less fuel than a gasoline engine, and 50% less fuel than a turboprop jet engine. The engineering assessment, performed by an independent company to evaluate the RadMax® technology, states “The RadMax® Diesel Engine Specific Fuel Consumption (SFC) will be less than 0.4 lb/hp/hr.”

The SFC is a useful parameter for engine comparisons. The SFC is the fuel flow rate per unit power (P) output, expressed as: SFC = mf / P. To calculate the mass flow (mf), the mass of fuel is required. As an example, for gasoline, 1 litre = 740 g (and 1 US gal = 6.17 lb). Typical average values of SFC for spark ignition, gasoline reciprocating piston engines are 305 g/kW/h = 227 g/hp/h = 0.5 lb/hp/hr. For a turboprop engine, the typical value is 0.8 lb/hp/hr.

From these calculations, the RadMax® diesel engine uses 20% less fuel than a gasoline (petrol) engine (0.4 vs. 0.5), and half of a turboprop jet engine (0.4 vs 0.8) .

On July 28, 2008 we announced that an independent research firm, Emerging Issuer Growth Report, and its writer Ana Pastorfide, prepared a research report for REGI U.S., Inc. and Reg Technologies, Inc. on the RadMax® rotary engine. An interview of John Robertson, our President and CEO can also be viewed on www.emergingissuer.com.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 4(T). CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report, our officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting.

There was no significant change in our internal control over financial reporting that occurred during the three months ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Dated: September 15, 2008	REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)