Form 10-Q
period 2008-10-31
REGI U S INC
filed 2008-12-22
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

(1)	Yes	☒	No	(2)	Yes	☒	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒
ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
December 12, 2008
Common – 27,962,824 shares

PART I - FINANCIAL INFORMATION

ITEM  1   FINANCIAL STATEMENTS

The unaudited consolidated financial statements of REGI U.S., Inc. (“we,” “us,” “our,” “the Company” and “REGI”) as of October 31, 2008 and for the six months ended October 31, 2008 and October 31, 2007 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim consolidated financial statements for the six months ended October 31, 2008 and October 31, 2007 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2008 audited annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s April 30, 2008 audited annual consolidated financial statements.

Operating results for the six months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

REGI U.S., Inc.
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 31 October 2008 (Unaudited)	As at 30 April 2008 (Audited)
	$	$
Assets

Current
Cash	6,002	7,645
Prepaid expenses	2,774	872

	8,776	8,517
Liabilities

Current
Bank indebtedness	-	2,347
Accounts payable and accrued liabilities	180,161	124,592
Due to related parties (Note 3)	441,446	151,434

	621,607	278,373

Stockholders’ deficiency
Capital stock (Note 4)
Authorized
100,000,000 common shares, without par value
Issued and outstanding
31 October 2008 – 27,949,824 common shares, without par value
30 April 2008 – 27,926,824 common shares, without par value	6,856,694	6,834,547
Additional paid-in capital	2,550,350	2,326,784
Donated capital (Note 3)	1,072,500	997,500
Deficit, accumulated during the development stage	(11,092,375)	(10,428,687)

	(612,831)	(269,856)

	8,776	8,517

Nature and Continuance of Operations (Note 1), Commitments (Note 5), Contingencies (Note 6) and
Subsequent Event (Note 9)

On behalf of the Board

Director                                                                      Director
"John Robertson"                                            "Jennifer Lorette"
(1)

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 27 July 1992 to 31 October 2008	For the three month period ended 31 October 2008	For the three month period ended 31 October 2007	For the six month period ended 31 October 2008	For the six month period ended 31 October 2007
	$	$	$	$	$

Expenses
Amortization	130,533	-	-	-	-
General and administrative	5,941,690	197,075	293,041	381,332	603,397
Stock-based compensation	988,944	6,010	3,184	223,566	220,740
Impairment loss	72,823	-	-	-	-
Research and development	4,148,036	29,185	17,997	58,790	59,975

Net loss before other item	(11,282,026)	(232,270)	(314,222)	(663,688)	(884,112)

Other item
Write-off of accounts payable (Note 6)	189,651	-	-	-	-

Comprehensive loss for the period	(11,092,375)	(232,270)	(314,222)	(663,688)	(884,112)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.02)	(0.03)

Weighted average number of common shares used in per share calculations		27,940,000	27,611,000	27,935,000	27,308,000

(2)

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 27 July 1992 to 31 October 2008	For the three month period ended 31 October 2008	For the three month period ended 31 October 2007	For the six month period ended 31 October 2008	For the six month period ended 31 October 2007
	$	$	$	$	$

Cash flows used in operating activities
Loss for the period	(11,092,375)	(232,270)	(314,222)	(663,688)	(884,112)
Adjustments to reconcile loss to net cash used by operating activities
Write-off of accounts payable	(189,651)	-	-	-	-
Amortization	130,533	-	-	-	-
Impairment loss	72,823	-	-	-	-
Stock-based compensation (Note 4)	988,944	6,010	3,184	223,566	220,740
Amortization of deferred compensation	373,795	-	-	-	-
Donated services (Note 3)	1,072,500	37,500	37,500	75,000	75,000
Write-off of intellectual property	578,509	-	-	-	-
Shares issued for services (Note 4)	98,100	8,850	18,350	14,700	24,200
Changes in operating assets and liabilities
Increase in accounts receivable	(3,000)	-	-	-	-
(Increase) decrease in prepaid expenses	(2,774)	(2,251)	2,676	(1,902)	24,915
Increase in accounts payable and accrued liabilities	377,968	58,926	15,830	55,569	41,088

	(7,594,628)	(123,235)	(236,682)	(296,755)	(498,169)

Cash flows used in investing activities
Patent protection costs	(38,197)	-	-	-	-
Purchase of equipment	(198,419)	-	-	-	-

	(236,616)	-	-	-	-
Cash flows from financing activities
Advances from (repayments to) related parties	764,393	126,713	38,529	301,712	(81,209)
Bank indebtedness	-	(2,124)	-	-	-
Proceeds from convertible debentures	5,000	-	-	-	-
Proceeds from common shares issued for cash	7,170,387	-	41,999	-	436,297
Share issuance costs	(102,534)	(4,253)	(9,291)	(4,253)	(41,288)
Subscriptions received	-	-	31,000	-	31,000

	7,837,246	120,336	102,237	297,459	344,800

Increase (decrease) in cash and cash equivalents	6,002	(2,899)	(134,445)	704	(153,369)

Cash and cash equivalents, beginning of period	-	8,901	144,985	5,298	163,909

Cash and cash equivalents, end of period	6,002	6,002	10,540	6,002	10,540

Supplemental Disclosures
Interest paid	-	-	-	-	-
Income tax paid	-	-	-	-	-

Non-Cash Investing and Financing Activities (Note 8).
(3)

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficiency)
	#	$	$	$	$	$	$	$
Balance – 27 July 1992 (date of inception)	–	–	–	–	–	–	–	–
Stock issued for intellectual property at $0.001 per share	5,700,000	57,000	–	–	–	–	–	57,000
Stock issued for cash	300,000	3,000	–	–	–	–	–	3,000
Net loss	–	–	–	–	–	–	(23,492)	(23,492)
Balance – 30 April 1993	6,000,000	60,000	–	–	–	–	(23,492)	36,508
Stock issued for cash pursuant to a public offering	500,000	500,000	–	–	–	–	–	500,000
Net loss	–	–	–	–	–	–	(394,263)	(394,263)
Balance – 30 April 1994	6,500,000	560,000	–	–	–	–	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	–	–	–	–	–	1,000
Private placement	250,000	562,500	–	–	–	–	–	562,500
Warrants exercised	170,200	213,000	–	–	–	–	–	213,000
Net loss	–	–	–	–	–	–	(1,225,743)	(1,225,743)
Balance – 30 April 1995	6,930,200	1,336,500	–	–	–	–	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	–	–	–	–	–	75,800
Warrants exercised	132,200	198,300	–	–		–	–	198,300
A private offering	341,000	682,000	–	–	–	–	–	682,000
Net loss	–	–	–	–	–	–	(796,905)	(796,905)
Balance – 30 April 1996	7,635,900	2,292,600	–	–	–	–	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	–	–	–	–	–	13,700
Warrants exercised	185,400	278,100	–	–	–	–	–	278,100
Private placements	165,000	257,500	–	–	–	–	–	257,500
Net loss	–	–	–	–	–	–	(510,184)	(510,184)
Balance – 30 April 1997	8,123,300	2,841,900	–	–	–	–	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	–	–	–	–	–	5,000
A units offering	500,000	500,000	–	–	–	–	–	500,000
Stock issued for acquisition of AVFS rights	400,000	288,251	–	–	–	–	–	288,251
Stock issued for financial consulting services	125,000	170,250	–	–	–	–	–	170,250
Stock issued to settle an accrued liability	50,000	25,000	–	–	–	–	–	25,000
Net loss	–	–	–	–	–	–	(580,901)	(580,901)
Balance – 30 April 1998	9,248,300	3,830,401	–	–	–	–	(3,531,488)	298,913
Stock issued for financial consulting services	100,000	71,046	–	–	–	–	–	71,046
Net loss	–	–	–	–	–	–	(397,924)	(397,924)
Balance – 30 April 1999	9,348,300	3,901,447	–	–	–	–	(3,929,412)	(27,965)
Stock issued for cash pursuant to:
A private placement	852,101	639,075	–	–	–	–	–	639,075
Cash commission paid	–	(47,607)	–	–	–	–	–	(47,607)
Warrants exercised	17,334	17,334	–	–	–	–	–	17,334
Stock-based compensation	–	–	15,417	–	–	–	–	15,417
Net loss	–	–	–	–	–	–	(413,495)	(413,495)
Balance – 30 April 2000	10,217,735	4,510,249	15,417	–	–	–	(4,342,907)	182,759

(4)

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficiency)
	#	$	$	$	$	$	$	$
Balance – 30 April 2000	10,217,735	4,510,249	15,417	–	–	–	(4,342,907)	182,759
Stock issued for cash pursuant to warrants exercised	4,000	2,000	–	–	–	–	–	2,000
Stock-based compensation	–	–	18,500	–	–	–	–	18,500
Stock to be issued	–	–	–	72,000	–	–	–	72,000
Net loss	–	–	–	–	–	–	(808,681)	(808,681)
Balance – 30 April 2001	10,221,735	4,512,249	33,917	72,000	–	–	(5,151,588)	(533,422)
Stock issued for cash pursuant to a private placement	1,066,200	266,550	–	(72,000)	–	–	–	194,550
Amount receivable	–	(3,000)	–	–	–	–	–	(3,000)
Stock-based compensation	–	–	3,083	–	–	–	–	3,083
Net loss	–	–	–	–	–	–	(156,090)	(156,090)
Balance – 30 April 2002	11,287,935	4,775,799	37,000	–	–	–	(5,307,678)	(494,879)
Stock issued to settle debt	6,100,000	305,000	–	–	–	–	–	305,000
Stock issued for services	250,000	16,500	–	–	–	–	–	16,500
Stock issued for convertible debenture	50,000	5,000	–	–	–	–	–	5,000
Stock to be issued	–	–	–	25,968	–	–	–	25,968
Donated consulting services	–	–	–	–	187,500	–	–	187,500
Net loss	–	–	–	–	–	–	(220,972)	(220,972)
Balance – 30 April 2003	17,687,935	5,102,299	37,000	25,968	187,500	–	(5,528,650)	(175,883)
Donated consulting services	–	–	–	–	210,000	–	–	210,000
Stock issued for cash pursuant to a private placement	173,120	25,968	–	(25,968)	–	–	–	–
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	–	–	–	–	–	86,000
Stock options exercised	100,000	20,000	–	–	–	–	–	20,000
Stock-based compensation	–	–	78,184	–	–	(78,184)	–	–
Stock issued for services	400,000	92,000	–	–	–	(92,000)	–	–
Stock issued to settle debt	3,320,000	166,000	–	–	–	–	–	166,000
Deferred compensation	–	–	–	–	–	142,355	–	142,355
Net loss	–	–	–	–	–	–	(609,913)	(609,913)
Balance – 30 April 2004	22,231,055	5,492,267	115,184	–	397,500	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	–	–	–	(24,000)	–	–
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	–	–	–	–	–	29,750
Warrants exercised	173,120	34,624	–	–	–	–	–	34,624
Private placement	1,032,800	258,200	–	–	–	–	–	258,200
Stock-based compensation	–	–	23,304	–	–	–	–	23,304
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Deferred compensation	–	–	–	–	–	38,829	–	38,829
Net loss	–	–	–	–	–	–	(584,889)	(584,889)
Balance – 30 April 2005	23,720,725	5,838,841	138,488	–	547,500	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to additional paid in capital	–	–	(13,000)	–	–	13,000	–	–
Stock issued for cash pursuant to:
Options exercised	212,000	53,313	–	–	–	–	–	53,313
Warrants exercised	406,400	142,240	–	–	–	–	–	142,240
Private placement	1,500,000	881,088	–	–	–	–	–	881,088
Common stock subscribed	–	–	–	3,750	–	–	–	3,750
Stock-based compensation	–	–	124,793	–	–	–	–	124,793
Deferred compensation	–	–	12,000	–	–	–	–	12,000
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Net loss	–	–	–	–	–	–	(1,055,358)	(1,055,358)
Balance – 30 April 2006	25,839,125	6,915,482	262,281	3,750	697,500	–	(7,778,810)	100,203

(5)

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficiency)

Balance – 30 April 2006	25,839,125	6,915,482	262,281	3,750	697,500	–	(7,778,810)	100,203
Stock issued for cash pursuant to:
Options exercised	662,250	143,938	–	(3,750)	–	–	–	140,188
Warrants exercised	268,833	217,666	–	–	–	–	–	217,666
Private placement	120,000	120,000	–	–	–	–	–	120,000
Private placement costs	–	(3,504)	–	(13,673)	–	–	–	(17,177)
Common stock subscribed	–	–	–	272,700	–	–	–	272,700
Stock issued for services	29,000	60,000	–	–	–	–	–	60,000
Warrants issued for equity line of credit	–	(1,561,406)	1,561,406	–	–	–	–	–
Stock-based compensation	–	–	260,569	–	–	–	–	260,569
Deferred compensation	–	–	1,000	–	–	–	–	1,000
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Net loss	–	–	–	–	–	–	(1,413,294)	(1,413,294)
Balance – 30 April 2007	26,919,208	5,892,176	2,085,256	259,027	847,500	–	(9,192,104)	(108,145)

Stock issued for cash pursuant to:
Options exercised	38,500	12,125	–	–	–	–	–	12,125
Warrants exercised	99,166	96,666	–	(10,000)	–	–	–	86,666
Private placement	833,950	833,950	–	(262,700)	–	–	–	571,250
Private placement costs	–	(47,170)	–	13,673	–	–	–	(33,497)
Options exercised for services	36,000	46,800	–	–	–	–	–	46,800
Stock-based compensation	–	–	241,528	–	–	–	–	241,528
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Net loss	–	–	–	–	–	–	(1,236,583)	(1,236,583)
Balance – 30 April 2008	27,926,824	6,834,547	2,326,784	–	997,500	–	(10,428,687)	(269,856)
Stock issued for cash pursuant to:
Options exercised for services	23,000	26,400	–	–	–	–	–	26,400
Private placement costs	–	(4,253)	–	–	–	–	–	(4,253)
Stock-based compensation	–	–	223,566	–	–	–	–	223,566
Donated consulting services	–	–	–	–	75,000	–	–	75,000
Net loss	–	–	–	–	–	–	(663,688)	(663,688)
Balance – 31 October 2008	27,949,824	6,856,694	2,550,350	–	1,072,500	–	(11,092,375)	(612,831)

(6)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

1.	Nature and Continuance of Operations

REGI U.S., Inc. (the “Company”) was incorporated in the State of Oregon, U.S.A., on 27 July 1992.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company is engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) in the U.S. The worldwide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder, which owns 12% of the Company’s issued, and outstanding, stock and formerly controlled the Company by way of a voting trust arrangement, which was cancelled on 30 April 2008. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%.  No revenue has been derived during the organization period and the Company’s planned principle operations have not commenced.

The Company’s consolidated financial statements as at 31 October 2008 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $663,688 for the six month period ended 31 October 2008 (31 October 2007 – $884,112) and has working capital deficit of $612,831 at 31 October 2008 (30 April 2008 – $269,856).

The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on 10 April 2007 in the State of Washington.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Rand owns approximately 9% of the shares of the Company, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock (Note 4). There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

At 31 October 2008, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
(7)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

Basis of consolidation

These consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Rad Max, since its date of incorporation on 10 April 2007. All inter-company balances and transactions have been eliminated on consolidation (Note 1).

Fiscal period

The Company’s fiscal year ends on 30 April.

Risks and uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

Fair Value

The carrying values of cash, prepaid expenses, due to related parties, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.
(8)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

Credit Risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting  for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(9)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Stock-based compensation

Effective 1 May 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 May 2005, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 May 2005 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Research and development

Research and development costs are expensed as incurred.
(10)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.
(11)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  SFAS 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Due to Related Parties

Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.

As part of an agreement with a professional law firm (the “Law Firm”) in which a partner of the Law Firm is an officer and director of the Company, the Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the six-month period ended 31 October 2008, fees in the aggregate of $27,333 (31 October 2007 - $27,258) for legal services have been paid to the Law Firm.

During the six-month period ended 31 October 2008, the value of consulting services of $45,000 (31 October  2007  - $45,000) was contributed by the President, CEO and director of the Company, charged to operations and treated as donated capital.
During the six-month period ended 31 October 2008, the value of consulting services of $15,000 (31 October 2007 - $15,000) was contributed by the Vice President and director of the Company, charged to operations and treated as donated capital.
(12)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

During the six-month period ended 31 October 2008, the value of consulting services of $15,000 (31 October 2007 - $15,000) was contributed by the CFO, COO and director of the Company, charged to operations and treated as donated capital.

During the six-month period ended 31 October 2008, project management fees of $15,000 (31 October 2007 - $15,000) were paid to a company having common officers and directors.

4.	Capital Stock

a)      Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved 30 April 1993 and amended 5 December 2000 (the “2000 Plan”).

The Company records stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”, using the fair value method.

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

All options granted by the Company under the 2000 Plan have the following vesting schedule:

i)	Up to 25% of the option may be exercised at any time during the term of the option; such initial exercise is referred to as the “First Exercise”.

ii)	The second 25% of the option may be exercised at any time after 90 days from the date of First Exercise; such second exercise is referred to as the “Second Exercise”.

iii)	The third 25% of the option may be exercised at any time after 90 days from the date of Second Exercise; such third exercise is referred to as the “Third Exercise”.

iv)	The fourth and final 25% of the option may be exercised at any time after 90 days from the date of the Third Exercise.

v)	The options expire 60 months from the date of grant.

(13)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

On 12 April 2007, the Company approved a new 2007 Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees (the “2007 Plan”). Pursuant to the 2007 Plan, the Company has granted stock options to certain directors and employees.

All options granted by the Company under the 2007 Plan have the following vesting schedule:

i)	Up to 25% of the option may be exercised 90 days after the grant of the option.

ii)	The second 25% of the option may be exercised at any time after 1 year and 90 days after the grant of the option.

iii)	The third 25% of the option may be exercised at any time after 2 years and 90 days after the grant of the option.

iv)	The fourth and final 25% of the option may be exercised at any time after 3 years and 90 days after the grant of the option.

v)	The options expire 60 months from the date of grant.

During the period ended 31 October 2008, the Company recorded stock-based compensation of $223,566 (31 October 2007 - $220,740). At 31 October 2008, the Company had $844,904 (30 April 2008 - 1,044,431) of total unrecognized compensation cost related to non-vested stock options held by employees, which will be recognized over future periods.

The weighted average grant date fair value of options issued during the period ended 31 October 2008 amounted to $0.24 per option (30 April 2008 - $1.13 per option).  The fair value of each option granted was determined using the Black-Scholes option pricing model and the following assumptions:

	As at 31 October 2008	As at 30 April 2008 (Audited)

Risk free interest rate	2.12%	3.49%
Expected life	3.0 years	2.5 years
Annualized volatility	110%	110%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  The subjective input assumptions can materially affect the fair value estimate.

(14)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

On 10 May 2007, the Company extended the term on 75,000 options for an additional two years. The incremental fair value of the modification of the stock options was estimated to be $0.05 per share, and the Company recognized $1,000 as stock-based compensation during the year ended 30 April 2008. The fair value of the extended options was estimated at the date of grant or modification using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.53%, expected volatility of 118%, an expected option life of 2.1 years and no expected dividends.

On 7 November 2007, the Company granted 25,000 stock options from the 2007 Stock Option Plan to an employee exercisable at $1.30 per share, up to 7 November 2012. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.49%, expected volatility of 110%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.62 per option.  During the fiscal year ended 30 April 2008, the Company recorded stock-based compensation of $241,528.

The following is a summary of options activities during the periods ended 31 October 2008 and 30 April 2008:

	Number of options	Weighted average exercise price
		$

Outstanding at 30 April 2007	1,888,500	1.12

Granted	25,000	1.30
Exercised	(74,500)	0.79
Expired	-	-

Outstanding at 30 April 2008	1,839,000	1.13

Weighted average fair value of options granted during the year ended 30 April 2008		0.62

Outstanding at 30 April 2008	1,839,000	1.13

Granted	100,000	0.60
Exercised	(23,000)	1.15
Expired	(150,000)	0.25

Outstanding at 31 October 2008	1,766,000	1.18

Weighted average fair value of options granted during the period ended 31 October 2008		0.24
The following options were outstanding and exercisable at 31 October 2008:

(15)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

Expiry Date	Exercise price	Number of options outstanding	Number of options exercisable	Remaining contractual life (years)
	$

2 December 2008	0.35	100,000	100,000	0.09
10 May 2009	0.20	75,000	18,750	0.53
30 September 2009	0.35	25,000	25,000	0.92
27 May 2010	0.45	50,000	12,500	1.57
21 April 2011	2.20	75,000	18,750	2.47
29 June 2011	2.09	25,000	6,250	2.66
1 October 2011	0.60	95,000	20,000	2.92
1 November 2011	1.37	125,000	31,250	3.00
30 January 2012	1.30	200,000	50,000	3.25
12 April 2012	1.30	971,000	458,500	3.45
7 November 2012	1.30	25,000	6,250	4.02

Total		1,766,000	747,250

At 31 October 2008, the Company had $844,904 of total unrecognized compensation cost related to non- vested stock options held by employees, which will be recognized over the vesting period. A summary of the status of the Company’s non-vested stock options as of 31 October 2008, and changes during the six-month period ended 31 October 2008, is presented below:

	Number of options	Weighted average grant date fair value

Non-vested at 1 May 2008	1,200,000	0.87
Granted	100,000	0.60
Modified	-	-
Vested	(281,250)	0.79

Non-vested at 31 October 2008	1,018,750	0.83

(16)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

b)      Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on 27 June 1997, and amended in June 2004. On 27 April 2007, the Company further amended the 2007 Plan so that the term of the 2007 Plan is extended to the twentieth anniversary of the effective date.

c)      Non-Cash Consideration

Shares issued for non-cash consideration to third parties were valued based on the fair market value of the services provided.

During the year ended 30 April 2007, the Company entered into a Financial Advisory Agreement valued at $120,000 for services to be rendered over a one-year period. Part of this agreement stated that $60,000 was to be paid by issuance of the Company’s shares of common stock. At the date of this obligation, 29,000 shares were issued when the value of the Company’s stock was $2.07 per share. During the fiscal year ended 30 April 2008, the Company charged $12,500 (30 April 2007 – $47,500) to operations for the pro-rata portion of stock-based compensation related to the services performed.

During the six-month period ended 31 October 2008, a consultant exercised 18,000 stock options with a fair value of $23,400 for services rendered; 50% was charged to research and development and the other 50% charged to a related party as per the agreement.

During the six-month period ended 31 October 2008, a consultant exercised 5,000 stock options with a fair value of $3,000 for services rendered related to research and development.

d)      Share Purchase Warrants

The following is a summary of warrant activities during the periods ended 31 October 2008 and 30 April 2008:

	Number of warrants	Weighted average exercise price
		$

Outstanding at 30 April 2007	2,733,167	1.02

Issued	873,950	1.29
Exercised	(99,166)	0.97
Expired	(455,001)	1.00

Outstanding at 30 April 2008	3,052,950	1.16

Outstanding at 30 April 2008	3,052,950	1.16

Issued	-	-
Exercised	-	-
Expired	-	-

Outstanding at 31 October 2008	3,052,950	1.16

(17)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

The following warrants were outstanding at 31 October 2008:

Expiry Date	Exercise price	Number of warrants
	$

15 October 2009	1.50	40,000
17 November 2011	1.00	2,059,000
21 February 2012	1.50	120,000
30 July 2012	1.50	579,950
4 October 2012	1.50	32,000
7 November 2012	1.50	76,000
17 December 2012	1.50	95,000
14 February 2013	1.50	51,000

Warrants Outstanding		3,052,950

e)	Equity Line of Credit

On 17 November 2006, the Company entered into a Securities Purchase Agreement (“equity line of credit”), whereby an investor agreed to purchase up to $10,000,000 of the Company’s common stock over a term of 36 months at the Company’s discretion. Each purchase will be for a minimum of $150,000 and up to a maximum of the lesser of $750,000, or 200% of the average weighted volume for the Company’s common stock for the 20 trading days prior to the date of purchase. Each purchase will be at a 15% discount to the market price of the Company’s common stock over the 10 trading days prior to the purchase.

(18)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

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

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective 9 February 2007, to register shares of common stock potentially issuable under this equity line of credit (6,160,000 shares) and the related warrants (1,640,000 shares).

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

The Company has determined that, in accordance with SFAS 133, “Accounting for Derivative Instruments and Fair Value Hedges”, the warrants are not derivative instruments and, accordingly, guidance in EITF 00- 19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, relating to net cash settlement versus net share settlement should be followed. The contract permits the Company to settle in unregistered shares, the Company has a sufficient number of unissued authorized shares available to settle the contract, and there is an explicit limit on the number of shares to be delivered in a share settlement. As the issuance of shares and, thus, the modification of the exercise price is wholly under the control of the Company and the Company has the ability to control net-settlement, these warrants have been classified as equity.

f)      Other

During the year ended 30 April 2008, the Company issued 13,500 shares at $0.25 per share upon the exercise of stock options for proceeds of $3,375.

During the year ended 30 April 2008, the Company issued 25,000 shares at $0.35 per share upon the exercise of stock options for proceeds of $8,750.
(19)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

During the year ended 30 April 2008, the Company issued 36,000 shares at $1.30 per share upon the exercise of stock options for services rendered with a fair value of $46,800.

During the year ended 30 April 2008, the Company issued 86,666 shares at $1 per share upon the exercise of warrants for proceeds of $86,666.

During the year ended 30 April 2008, the Company issued 12,500 shares at $0.80 per share upon the exercise of warrants for proceeds of $10,000.

During the year ended 30 April 2008, the Company issued 833,950 units at $1 per unit pursuant to a private placement for cash proceeds of $786,780, net of issue costs of $47,170. Each unit consists of one share and one warrant. Each warrant enables the holder to purchase one additional share at an exercise price of $1.50 per share for five years after closing date.

During the year ended 30 April 2008, the Company increased its number of authorized shares without par value to 100,000,000.

During the six-month period 31 October 2008, the Company issued 18,000 shares at $1.30 per share upon the exercise of stock option for consulting services rendered with a fair value of $23,400.

During the six-month period 31 October 2008, the Company issued 5,000 shares at $0.60 per share upon the exercise of stock option for consulting services rendered with a fair value of $3,000.

5.	Commitments

a)
Pursuant to a letter of understanding dated 13 December 1993 between the Company, Rand and Reg (collectively called the grantors) and West Virginia University Research Corporation (“WVURC”), the grantors have agreed that WVURC shall own 5% of all patented technology with regards to RC/DC Engine technology and will receive 5% of all net profits from sales, licences, royalties or income derived from the patented technology.

b)
Pursuant to an agreement dated 20 August 1992, the Company acquired the U.S. rights to the original RC/DC Engine from Rand. The Company will pay Rand and the original owner a net profit royalty of 5% and 1%, respectively.

c)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

d)
The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the Law Firm is an officer and director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock (Note 3).

(20)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

6.	Contingencies

Accounts payable in the amount of $189,651 determined to be no longer payable have been written-off since inception.

7.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 October 2008.  There are no current or deferred tax expenses for the year ended 31 October 2008 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 October 2008	For the six month period ended 31 October 2007
	$	$
Deferred tax asset attributable to:
Current operations	232,291	309,439
Stock-based compensation	(78,248)	(77,259)
Compensation recognized as donated capital	(26,250)	(26,250)
Non-deductible meals and entertainment	(126)	-
Less: Change in valuation allowance	(127,667)	(205,930)

Net refundable amount	-	-

(21)

The composition of the Company’s deferred tax asset as at 31 October 2008 and 30 April 2008 is as follows:

	As at 31 October 2008	As at 30 April 2008 (Audited)
	$	$

Net operating loss carry forward	8,954,000	8,589,000

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	3,133,900	3,006,200
Less: Valuation allowance	(3,133,900)	(3,006,200)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 October 2008, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $8,954,000 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2028.

8.              Non-Cash Investing and Financing Activities

	For the period from the date of inception on 27 July 1992 to 31 October 2008 (Unaudited)	For the six month period ended 31 October 2008	For the six month period ended 31 October 2007
	$	$	$

Warrants issued for equity line of credit	1,561,406	-	-
Shares issued to settle debt	496,000	-	-
Shares issued for convertible debenture	5,000	-	-
Shares issued for intellectual property	345,251	-	-
Shares issued for services	122,300	26,400	11,700
Consulting services reflected as donated capital	1,072,500	75,000	75,000
Affiliate’s shares issued for intellectual property	200,000	-	-

(22)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

9.	Subsequent Event

The following events occurred subsequent to 31 October 2008:

a)	In November 2008, the Company issued 3,000 shares at $1.30 per share upon the exercise of stock options for services rendered with a fair value of $3,900.

b)	In November 2008, the Company issued 5,000 shares at $0.60 per share upon the exercise of stock options for services rendered with a fair value of $3,000.

c)	In December 2008, the Company issued 5,000 shares at $0.60 per share upon the exercise of stock options for services rendered with a fair value of $3,000.

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

CORPORATE BACKGROUND

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc.  We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("Rand Energy") which holds approximately 9% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech").  Reg Tech, a major shareholder, which owns 12% of the Company’s issued, and outstanding, stock and formerly controlled the Company by way of a voting trust arrangement, which was cancelled on April 30, 2008, holds approximately 12% of the common shares of REGI.

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

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the six-month period ended October 31, 2008 and October 31, 2007 should be read in conjunction with our most recent audited annual consolidated financial statements for the financial year ended April 30, 2008, the unaudited interim consolidated financial statements included herein, and, in each case, the related notes.

The Company is developing for commercialization an improved axial vane type rotary engine known as the Rand Cam™/RadMax® rotary technology used in the design of lightweight and high efficiency engines, compressors and pumps. The RadMax® engine has only two moving parts, the vanes (up to 12) and the rotor, compared to the 40 moving parts in a simple four-cylinder piston engine. This design makes it possible to produce up to 24 continuous power impulses per one rotation that is vibration-free and extremely quiet. The RadMax® engine also has multi-fuel capabilities allowing it to operate on fuels including gasoline, natural gas, hydrogen, propane and diesel. REGI U.S., Inc. and Reg Technologies Inc., are currently designing and testing prototype RadMax® diesel engines, compressors and pumps intended for aviation, automotive, industrial processes and military applications.

The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington. Rad Max hopes to win military contracts for custom versions of the RC/DC Engine. The accounts of the subsidiary are incorporated in the accounts of the Company as at October 31, 2008.

The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. which is a controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of Rand Cam™ Engine and Rand Energy Group Inc. will fund 50%. REGI U.S., Inc. is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at October 31, 2008, the Company has a working capital deficit of $612,831 and has accumulated losses of $11,092,375 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The consolidated financial statements for the six months ended October 31, 2008 have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Six months ended October 31, 2008 (“2008”) compared to the six months ended October 31, 2007 (“2007”)

Summary

	Six Months Ended October 31,
			Percentage
			Increase / (Decrease)
	2008	2007
	$		$ %

Revenue	Nil	Nil	N/A
Expenses	(663,688)	(884,112)	(24.9)
Interest Income	Nil	Nil	N/A

Net Income (Loss)	(663,688)	(884,112)	(24.9)

Expenses

Our expenses for the six months ended October 31, 2008 and 2007 consisted of the following:

	Six Months Ended October 31,
			Percentage
			Increase / (Decrease)
	2008	2007
	$		$ %

Amortization	Nil	Nil	N/A
Management fees	Nil	Nil	N/A
General and administrative:	381,332	603,397	(36.8)
Accounting and legal	90,955	96,822	(6.1)
Consulting fees	125,291	108,791	15.2
Investor relations	54,470	124,095	(56.1)
Other	33,592	84,480	(60.2)
Travel and accommodation	26,979	89,289	(69.8)
Wages and benefits	50,045	99,920	(49.9)
Stock-based compensation	223,566	220,740	1.3
Research and development	58,790	59,975	(2.0)

Total	663,688	884,112	(24.9)

The decrease of $222,065 in our general and administrative expenses for the six months ended October 31, 2008 as compared to the six months ended October 31, 2007 was mainly attributable to the planned decrease in accounting and legal, investor relations, travel and accommodation and wages and benefits expenses in response to the downturn in the investment market.  Consulting fees increased by $16,500 due to additional consultants required to test our prototypes.  Research and development expenses remained relatively the same as compared to 2007.

Revenues

We did not earn any revenues from product licensing during the six months ended October 31, 2008.  We do not expect to earn any other sources of revenue in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At October 31, 2008	At April 30, 2008
Current Assets	$8,776	$8,517
Current Liabilities	(621,607)	(278,373)

Working Capital (Deficit)	$(612,831)	$(269,856)

Cash Flows
	Six Months Ended October 31,
	2008	2007
Cash Flows Used In Operating Activities	$(296,755)	$(498,169)
Cash Flows Used In Investing Activities	Nil	Nil
Cash Flows From Financing Activities	297,459	344,800

Net Increase (Decrease) In Cash During Period	$704	$(153,369)

During the six months ended October 31, 2008, we financed our operations from advances from related parties in the amount of $301,712. These amounts are unsecured, non-interest bearing and due on demand.

As at October 31, 2008, we had a working capital deficit of $612,831. Working capital is not adequate to meet development costs for the next twelve months.

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

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 9% of the shares of the Company, having an approximate current market value of $880,419 as at October 31, 2008, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. (See Note 4(e) to our consolidated financial statements). The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

We have been successful in the past in acquiring capital through the issuance of shares of our common stock, and through advances from related parties.

We anticipate that our cash requirements for the next twelve months ending October 31, 2009 will remain consistent with those for the previous twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the six months ended October 31, 2008, attached hereto to this 10-Q.

Risks and uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

Fair Value

The carrying values of cash, prepaid expenses, bank indebtedness, due to related parties, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

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

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting  for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Stock-based compensation

Effective 1 May 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 May 2005, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 May 2005 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Research and development

Research and development costs are expensed as incurred.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued “Statements of Financial Accounting Standards” (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS

162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  SFAS 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Progress Report from August 1, 2008 to December 12, 2008

On October 7, 2008 Robert Grisar, our Vice President of Engineering for the RadMax® / Rand Cam™ technology, was appointed as a new member of Reg Technologies Inc.’s board of directors.  This appointment increases the number of board members from four to five.

Mr. Grisar has more than 30 years of progressive engineering experience designing and implementing electronic and mechanical systems for the US Department of Defense and related agencies including airborne radar for fixed and rotary wing aircraft, shipboard-submarine-and torpedo sonar, and line-of-sight, meteor burst, and satellite communications systems. His commercial experience includes designing and implementing user interface and software for medical imaging and diagnostic systems. Previously, he was responsible for the Astrospace design, fabrication, test, and implementation of the thermal protection system for Space Shuttle solid rocket boosters. Most recently, Mr. Grisar directed MILPARTS (Military Parts Reinvention Network), which continues to reinvent, produce, and deliver military system repair and spare parts for legacy defense systems.

Also on October 7, 2008 Paul L. Porter was appointed Engineering Chief for REGI U.S., Inc.  Mr. Porter, of Spokane, Washington, has extensive experience as an expert mechanical engineer in the manufacturing and designing of seals.  Mr. Porter was the founder and President of JetSeal, Inc., a manufacturing engineering tool and producing design firm.  Previously, he was a manufacturing manager for Parker Seal Group, a Fortune 500 Company.  Mr. Porter will focus on the manufacturing of the seals for the RadMax® design for a diesel engine application, which is currently in the evaluation stage.

On October 30, 2008 the detailed design review of RadMax® diesel engine models and drawings developed using the Solid Works CAD/CAM/CAE package was completed. The improved design integrates features to simplify mechanical interfaces, reduce friction, and improve sealing.  We anticipate the next step is the fabrication of prototype RadMax® diesel engine hardware, and commence testing to prove the RadMax® technology to several interested potential partners.  The initial test program will validate all seals functions, friction, and mechanical interfaces. The second phase will include fueled tests at a subcontracted facility to verify RPM, torque, and related values for fuel, air, and exhaust.

In December 2008, REGI engineering commenced the detailed design modeling and analysis for the RadMax® diesel engine using COSMOS, a design and analysis tool, verifying and improving the design with respect to stress (finite element analysis), temperature (thermal analysis), and material properties (metallurgy). The analysis will be applied against all RadMax® design components including the rotor, cam, stator, vanes, and seals.

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

There was no significant change in our internal control over financial reporting that occurred during the six months ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

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

Dated: December 19, 2008                                                              REGI U.S., INC.

By:           /s/ John G. Robertson

John G. Robertson, President and Chief Executive Officer
(Principal Executive Officer)

By:           /s/ James Vandeberg

James Vandeberg, Chief Operating Officer and

Chief Financial Officer

(Principal Financial Officer)