Form 10-Q
period 2009-01-31
REGI U S INC
filed 2009-03-19
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009
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
March 12, 2009
Common – 27,981,824 shares

PART I - FINANCIAL INFORMATION

ITEM  1   FINANCIAL STATEMENTS

The unaudited consolidated financial statements of REGI U.S., Inc. (“we,” “us,” “our,” “the Company” and “REGI”) as of January 31, 2009 and for the nine months ended January 31, 2009 and January 31, 2008 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim consolidated financial statements for the nine months ended January 31, 2009 and January 31, 2008 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2008 audited annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s April 30, 2008 audited annual consolidated financial statements.

Operating results for the nine months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

REGI U.S., Inc.
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 31 January 2009 (Unaudited)	As at 30 April 2008 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	4,794	7,645
Prepaid expenses	1,850	872

	6,644	8,517
Liabilities

Current
Bank indebtedness	-	2,347
Accounts payable and accrued liabilities	177,129	124,592
Due to related parties (Note 3)	544,840	151,434

	721,969	278,373

Stockholders’ deficiency
Capital stock (Note 4)
Authorized
100,000,000 common shares, without par value
Issued and outstanding
31 January 2009 – 27,973,824 common shares, without par value
30 April 2008 – 27,926,824 common shares, without par value	6,865,423	6,834,547
Additional paid-in capital	2,550,350	2,326,784
Donated capital (Note 3)	1,110,000	997,500
Deficit, accumulated during the development stage	(11,241,098)	(10,428,687)

	(715,325)	(269,856)

	6,644	8,517

Nature and Continuance of Operations (Note 1) Commitments (Note 5), Contingency (Note 6) and
Subsequent Events (Note 9)

On behalf of the Board:

“John Robertson”     Director                                       “Jennifer Lorette”     Director
John Robertson                        Jennifer Lorette

The accompanying notes are an integral part of these consolidated financial statements. (F-1)

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 27 July 1992 to 31 January 2009	For the three month period ended 31 January 2009	For the three month period ended 31 January 2008	For the nine month period ended 31 January 2009	For the nine month period ended 31 January 2008
	$	$	$	$	$

Expenses
Amortization	130,533	-	-	-	-
General and administrative (Note 4)	6,066,162	124,472	151,429	505,804	758,010
Stock-based compensation (Note 4)	988,944	-	-	223,566	217,556
Impairment loss	72,823	-	-	-	-
Research and development	4,172,287	24,251	41,594	83,041	101,569

Net loss before other item	(11,430,749)	(148,723)	(193,023)	(812,411)	(1,077,135)

Other item
Write-off of accounts payable (Note 6)	189,651	-	-	-	-

Comprehensive loss for the period	(11,241,098)	(148,723)	(193,023)	(812,411)	(1,077,135)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.03)	(0.04)

Weighted average number of common shares used in per share calculations		27,961,000	27,786,000	27,944,000	27,467,000

The accompanying notes are an integral part of these consolidated financial statements. (F-2)

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 27 July 1992 to 31 January 2009	For the three month period ended 31 January 2009	For the three month period ended 31 January 2008	For the nine month period ended 31 January 2009	For the nine month period ended 31 January 2008
	$	$	$	$	$

Cash flows used in operating activities
Loss for the period	(11,241,098)	(148,723)	(193,023)	(812,411)	(1,077,135)
Adjustments to reconcile loss to net cash used by operating activities
Write-off of accounts payable	(189,651)	-	-	-	-
Amortization	130,533	-	-	-	-
Impairment loss	72,823	-	-	-	-
Stock-based compensation (Note 4)	988,944	-	15,923	223,566	236,663
Amortization of deferred compensation	373,795	-	-	-	-
Donated services (Note 3)	1,110,000	37,500	37,500	112,500	112,500
Write-off of intellectual property	578,509	-	-	-	-
Shares issued for services (Note 4)	112,950	14,850	5,850	29,550	30,050
Changes in operating assets and liabilities
Increase in accounts receivable	(3,000)	-	-	-	-
(Increase) decrease in prepaid expenses	(1,850)	924	4,233	(978)	29,148
Increase (decrease) in accounts payable and accrued liabilities	374,936	(3,032)	10,204	52,537	51,292

	(7,693,109)	(98,481)	(119,313)	(395,236)	(617,482)

Cash flows used in investing activities
Patent protection costs	(38,197)	-	-	-	-
Purchase of equipment	(198,419)	-	-	-	-
					-
	(236,616)	-	-	-
Cash flows from financing activities
Advances from (repayments to) related parties	873,637	109,244	(59,481)	410,956	(140,690)
Proceeds from convertible debentures	5,000	-	-	-	-
Proceeds from common shares issued for cash	7,170,387	-	191,209	-	627,506
Shares issuance costs	(114,505)	(11,971)	(4,377)	(16,224)	(45,665)
Subscriptions received	-	-	1,870	-	32,870

	7,934,519	97,273	129,221	394,732	474,021

Increase (decrease) in cash and cash equivalents	4,794	(1,208)	9,908	(504)	(143,461)

Cash and cash equivalents, beginning of period	-	6,002	10,540	5,298	163,909

Cash and cash equivalents, end of period	4,794	4,794	20,448	4,794	20,448

Supplemental Disclosures
Interest paid	-	-	-	-	-
Income tax paid	-	-	-	-	-

Non-Cash Investing and Financing Activities (Note 8)

The accompanying notes are an integral part of these consolidated financial statements. (F-3)

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficiency)
	#	$	$	$	$	$	$	$
Balance – 27 July 1992 (date of inception)	–	–	–	–	–	–	–	–
Stock issued for intellectual property at $0.001 per share	5,700,000	57,000	–	–	–	–	–	57,000
Stock issued for cash	300,000	3,000	–	–	–	–	–	3,000
Net loss	–	–	–	–	–	–	(23,492)	(23,492)
Balance – 30 April 1993	6,000,000	60,000	–	–	–	–	(23,492)	36,508
Stock issued for cash pursuant to a public offering	500,000	500,000	–	–	–	–	–	500,000
Net loss	–	–	–	–	–	–	(394,263)	(394,263)
Balance – 30 April 1994	6,500,000	560,000	–	–	–	–	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	–	–	–	–	–	1,000
Private placement	250,000	562,500	–	–	–	–	–	562,500
Warrants exercised	170,200	213,000	–	–	–	–	–	213,000
Net loss	–	–	–	–	–	–	(1,225,743)	(1,225,743)
Balance – 30 April 1995	6,930,200	1,336,500	–	–	–	–	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	–	–	–	–	–	75,800
Warrants exercised	132,200	198,300	–	–	–	–	–	198,300
A private offering	341,000	682,000	–	–	–	–	–	682,000
Net loss	–	–	–	–	–	–	(796,905)	(796,905)
Balance – 30 April 1996	7,635,900	2,292,600	–	–	–	–	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	–	–	–	–	–	13,700
Warrants exercised	185,400	278,100	–	–	–	–	–	278,100
Private placements	165,000	257,500	–	–	–	–	–	257,500
Net loss	–	–	–	–	–	–	(510,184)	(510,184)
Balance – 30 April 1997	8,123,300	2,841,900	–	–	–	–	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	–	–	–	–	–	5,000
A units offering	500,000	500,000	–	–	–	–	–	500,000
Stock issued for acquisition of AVFS rights	400,000	288,251	–	–	–	–	–	288,251
Stock issued for financial consulting services	125,000	170,250	–	–	–	–	–	170,250
Stock issued to settle an accrued liability	50,000	25,000	–	–	–	–	–	25,000
Net loss	–	–	–	–	–	–	(580,901)	(580,901)
Balance – 30 April 1998	9,248,300	3,830,401	–	–	–	–	(3,531,488)	298,913
Stock issued for financial consulting services	100,000	71,046	–	–	–	–	–	71,046
Net loss	–	–	–	–	–	–	(397,924)	(397,924)
Balance – 30 April 1999	9,348,300	3,901,447	–	–	–	–	(3,929,412)	(27,965)
Stock issued for cash pursuant to:
A private placement	852,101	639,075	–	–	–	–	–	639,075
Cash commission paid	–	(47,607)	–	–	–	–	–	(47,607)
Warrants exercised	17,334	17,334	–	–	–	–	–	17,334
Stock-based compensation	–	–	15,417	–	–	–	–	15,417
Net loss	–	–	–	–	–	–	(413,495)	(413,495)
Balance – 30 April 2000	10,217,735	4,510,249	15,417	–	–	–	(4,342,907)	182,759

The accompanying notes are an integral part of these consolidated financial statements. (F-4)

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
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

The accompanying notes are an integral part of these consolidated financial statements. (F-5)

REGI U.S., Inc.
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

							Deficit
							Accumulated	Total
			Additional	Common			During the	Stockholders’
			Paid-in	Stock	Donated	Deferred	Development	Equity
	Shares	Amount	Capital	Subscribed	Capital	Compensation	Stage	(Deficiency)
	#	$	$	$	$	$	$	$
Balance – 30 April 2006	25,839,125	6,915,482	262,281	3,750	697,500	–	(7,778,810)	100,203
Stock issued for cash pursuant to:
Options exercised	662,250	143,938	–	(3,750)	–	–	–	140,188
Warrants exercised	268,833	217,666	–	–	–	–	–	217,666
Private placement	120,000	120,000	–	–	–	–	–	120,000
Private placement costs	–	(3,504)	–	(13,673)	–	–	–	(17,177)
Common stock subscribed	–	–	–	272,700	–	–	–	272,700
Stock issued for services	29,000	60,000	–	–	–	–	–	60,000
Warrants issued for equity line of credit	–	(1,561,406)	1,561,406	–	–	–	–	–
Stock-based compensation	–	–	260,569	–	–	–	–	260,569
Deferred compensation	–	–	1,000	–	–	–	–	1,000
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Net loss	–	–	–	–	–	–	(1,413,294)	(1,413,294)
Balance – 30 April 2007	26,919,208	5,892,176	2,085,256	259,027	847,500	–	(9,192,104)	(108,145)
Stock issued for cash pursuant to:
Options exercised	38,500	12,125	–	–	–	–	–	12,125
Warrants exercised	99,166	96,666	–	(10,000)	–	–	–	86,666
Private placement	833,950	833,950	–	(262,700)	–	–	–	571,250
Private placement costs	–	(47,170)	–	13,673	–	–	–	(33,497)
Options exercised for services	36,000	46,800	–	–	–	–	–	46,800
Stock-based compensation	–	–	241,528	–	–	–	–	241,528
Donated consulting services	–	–	–	–	150,000	–	–	150,000
Net loss	–	–	–	–	–	–	(1,236,583)	(1,236,583)
Balance – 30 April 2008	27,926,824	6,834,547	2,326,784	–	997,500	–	(10,428,687)	(269,856)
Stock issued for cash pursuant to:
Options exercised for services	47,000	47,100	–	–	–	–	–	47,100
Private placement costs	–	(16,224)	–	–	–	–	–	(16,224)
Stock-based compensation (Note 4)	–	–	223,566	–	–	–	–	223,566
Donated consulting services (Note 3)	–	–	–	–	112,500	–	–	112,500
Net loss	–	–	–	–	–	–	(812,411)	(812,411)
Balance – 31 January 2009	27,973,824	6,865,423	2,550,350	–	1,110,000	–	(11,241,098)	(715,325)

The accompanying notes are an integral part of these consolidated financial statements. (F-6)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

The Company's consolidated financial statements as at 31 January 2009 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $812,411 in the nine month period ended 31 January 2009 (31 January 2008 – $1,077,135) and has working capital deficit of $715,325 at 31 January 2009 (30 April 2008 – $269,856).

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

At 31 January 2009, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(F-7)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

Principles of consolidation

These interim consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Rad Max, since its date of incorporation on 10 April 2007. All inter-company balances and transactions have been eliminated on consolidation (Note 1).

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

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, amounts due to related parties, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

 (F-8)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

(F-9)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

(F-10)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

    Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

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

(F-11)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

As part of an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an officer and director of the Company, the Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock (Note 5). During the nine month period ended 31 January 2009, fees in the aggregate of $27,333 (31 January 2008 - $30,668) for legal services have been paid to the Law Firm.

During the nine month period ended 31 January 2009, the value of consulting services of $67,500 (31 January 2008 - $67,500) was contributed by the President, CEO and director of the Company, charged to operations and treated as donated capital.

(F-12)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

During the nine month period ended 31 January 2009, the value of consulting services of $22,500 (31 January 2008 - $22,500) was contributed by the Vice President and director of the Company, charged to operations and treated as donated capital.

During the nine month period ended 31 January 2009, the value of consulting services of $22,500 (31 January 2008 - $22,500) was contributed by the CFO, COO and director of the Company, charged to operations and treated as donated capital.

During the nine month period ended 31 January 2009, project management fees of $22,500 (31 January 2008 -$22,500) were paid to a company having common officers and directors.

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

(F-13)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

During the period ended 31 January 2009, the Company recorded stock-based compensation of $223,566 (31 January 2008 - $236,663). At 31 January 2009, the Company had $832,067 (30 April 2008 - $1,044,431) of total unrecognized compensation cost related to non-vested stock options held by employees, which will be recognized over future periods.

The weighted average grant date fair value of options issued during the period ended 31 January 2009 amounted to $0.21 per option (30 April 2008 - $1.13 per option).  The fair value of each option granted was determined using the Black-Scholes option pricing model and the following assumptions:

	As at 31 January 2009	As at 30 April 2008 (Audited)

Risk free interest rate	1.26% - 2.12%	3.49%
Expected life	3.0 – 4.0 years	2.5 years
Annualized volatility	88% - 110%	110%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  The subjective input assumptions can materially affect the fair value estimate.

(F-14)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

The following is a summary of options activities during the periods ended 31 January 2009 and 30 April 2008:

	Number of options	Weighted average exercise price
		$

Outstanding at 30 April 2007	1,888,500	1.12

Granted	25,000	1.30
Exercised	(74,500)	0.79
Expired	-	-

Outstanding at 30 April 2008	1,839,000	1.13

Weighted average fair value of options granted during the year ended 30 April 2008		0.62

Outstanding at 30 April 2008	1,839,000	1.13

Granted	200,000	0.55
Exercised	(47,000)	1.00
Expired	(250,000)	0.29
Cancelled	(25,000)	2.09

Outstanding at 31 January 2009	1,717,000	1.18

Weighted average fair value of options granted during the period ended 31 January 2009		0.21

(F-15)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

The following options were outstanding and exercisable at 31 January 2009:

Expiry Date	Exercise price	Number of options outstanding	Number of options exercisable	Remaining contractual life (years)
	$

10 May 2009	0.20	75,000	18,750	0.28
30 September 2009	0.35	25,000	25,000	0.67
27 May 2010	0.45	50,000	12,500	1.32
21 April 2011	2.20	75,000	18,750	2.22
1 October 2011	0.60	80,000	5,000	2.67
1 November 2011	1.37	125,000	31,250	2.75
30 January 2012	1.30	200,000	50,000	3.00
12 April 2012	1.30	962,000	449,500	3.20
7 November 2012	1.30	25,000	6,250	3.77
13 January 2013	0.50	100,000	-	3.95

Total		1,717,000	617,000

At 31 January 2009, the Company had $832,067 of total unrecognized compensation cost related to non- vested stock options held by employees, which will be recognized over the vesting period. A summary of the status of the Company’s non-vested stock options as of 31 January 2009, and changes during the nine-month period ended 31 January 2009, is presented below:

	Number of options	Weighted average grant date fair value
		$

Non-vested at 1 May 2008	1,200,000	0.87
Granted	200,000	0.21
Cancelled	(18,750)	1.69
Vested	(281,250)	0.79

Non-vested at 31 January 2009	1,100,000	0.76

(F-16)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

b)	Performance Stock Plan

The Company has allotted 2,500,000 shares to be issued pursuant to a Performance Stock Plan approved and registered on 27 June 1997, and amended in June 2004. On 27 April 2007, the Company further amended the Plan so that the term of the Plan is extended to the twentieth anniversary of the effective date.

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

During the nine month period ended 31 January 2009, a consultant exercised 27,000 stock options with a fair value of $35,100 for services rendered; 50% was charged to research and development and the other 50% charged to a related party as per the agreement.

During the nine month period ended 31 January 2009, a consultant exercised 20,000 stock options with a fair value of $12,000 for services rendered and was charged to research and development.

(F-17)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

d)      Share Purchase Warrants

  The following is a summary of warrant activities during the periods ended 31 January 2009 and 30 April 2008:
	Number of warrants	Weighted average exercise price
		$

Outstanding at 30 April 2007	2,733,167	1.02

Issued	873,950	1.29
Exercised	(99,166)	0.97
Expired	(455,001)	1.00

Outstanding at 30 April 2008	3,052,950	1.16

Outstanding at 30 April 2008	3,052,950	1.16

Issued	-	-
Exercised	-	-
Expired	-	-

Outstanding at 31 January 2009	3,052,950	1.16

    The following warrants were outstanding at 31 January 2009:

Expiry Date	Exercise price	Number of warrants
	$

15 October 2009	1.50	40,000
17 November 2011	1.00	2,059,000
21 February 2012	1.50	120,000
30 July 2012	1.50	579,950
4 October 2012	1.50	32,000
7 November 2012	1.50	76,000
17 December 2012	1.50	95,000
14 February 2013	1.50	51,000

Warrants Outstanding		3,052,950

(F-18)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

(F-19)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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
During the nine month period 31 January 2009, the Company issued 27,000 shares at $1.30 per share upon the exercise of stock options for consulting services rendered with a fair value of $35,100.
During the nine month period 31 January 2009, the Company issued 20,000 shares at $0.60 per share upon the exercise of stock options for consulting services rendered with a fair value of $12,000.

5.	Commitments

a)
Pursuant to a letter of understanding dated 13 December 1993 between the Company, Rand and Reg (collectively called the grantors) and West Virginia University Research Corporation (“WVURC”), the grantors have agreed that WVURC shall own 5% of all patented technology with regards to RC/DC Engine technology and will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology.

b)
Pursuant to an agreement dated 20 August 1992, the Company acquired the U.S. rights to the original RC/DC Engine from Rand. The Company will pay Rand and the original owner a net profit royalty of 5% and 1%, respectively.

c)	The Company is committed to fund 50% of the further development of the RC/DC Engine.

(F-20)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

6.	Contingency

Accounts payable in the amount of $189,651 determined to be no longer payable have been written-off since inception.

7.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2009.  There are no current or deferred tax expenses for the period ended 31 January 2009 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine months ended 31 January 2009	For the nine months ended 31 January 2008
	$	$
Deferred tax asset attributable to:
Current operations	284,344	377,003
Stock-based compensation	(78,248)	(76,146)
Compensation recognized as donated capital	(39,375)	(39,376)
Non-deductible meals and entertainment	(126)	-
Less: Change in valuation allowance	(166,595)	(261,481)

Net refundable amount	-	-

(F-21)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

The composition of the Company’s deferred tax asset as at 31 January 2009 and 30 April 2008 is as follows:

	As at 31 January 2009	As at 30 April 2008 (Audited)
	$	$

Net operating loss carry forward	9,065,000	8,589,000

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	3,172,750	3,006,200
Less: Valuation allowance	(3,172,750)	(3,006,200)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 January 2009, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $9,065,000 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2029.

8.	Non-Cash Investing and Financing Activities

	For the period from the date of inception on 27 July 1992 to 31 January 2009 (Unaudited)	For the nine months ended 31 January 2009	For the nine months ended 31 January 2008
	$	$	$

Warrants issued for equity line of credit	1,561,406	-	-
Shares issued to settle debt	496,000	-	-
Shares issued for convertible debenture	5,000	-	-
Shares issued for intellectual property	345,251	-	-
Shares issued for services	143,000	47,100	35,100
Consulting services reflected as donated capital	1,110,000	112,500	112,500
Affiliate’s shares issued for intellectual property	200,000	-	-

(F-22)

REGI U.S., Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

9.	Subsequent Events

The following events occurred subsequent to 31 January 2009:

a)	In February 2009, the Company issued 3,000 shares at $1.30 per share upon the exercise of stock options for consulting services rendered with a fair value of $3,900.

b)	In February 2009, the Company issued 5,000 shares at $0.60 per share upon the exercise of stock options for consulting services rendered with a fair value of $3,000.

(F-23)

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

CORPORATE BACKGROUND

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc.  We are controlled by Rand Energy Group Inc., a privately held British Columbia corporation ("Rand Energy") which holds approximately 9% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech").  Reg Tech, a major shareholder, which owns 12% of the Company’s issued, and outstanding, stock formerly controlled the Company by way of a voting trust arrangement, which was cancelled on April 30, 2008.

We are engaged in the business of developing and building an improved axial vane-type rotary engine known as the Rand Cam/Direct Charge Engine ("RC/DC Engine" or “RadMax™ / Rand Cam™”), which is a new variation of the Rand Cam Rotary Engine, an axial vane rotary engine ("Original Engine"). The worldwide intellectual and marketing rights to the RC/DC Engine, exclusive of the United States, are held by Reg Tech. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg Tech will fund 50%.

Our principal offices are located at 240-11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada. Our telephone number is (604) 278-5996 and our facsimile number is (604) 278-3409.  Our website is www.regtech.com.

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the nine-month period ended January 31, 2009 and January 31, 2008 should be read in conjunction with our most recent audited annual consolidated financial statements for the financial year ended April 30, 2008, the unaudited interim consolidated financial statements included herein, and, in each case, the related notes.

The Company is developing for commercialization an improved axial vane type rotary engine known as the  RadMax® rotary technology used in the design of lightweight and high efficiency engines, compressors and pumps. The RadMax® engine has only two moving parts, the vanes (up to 12) and the rotor, compared to the 40 moving parts in a simple four-cylinder piston engine. This design makes it possible to produce up to 24 continuous power impulses per one rotation that is vibration-free and extremely quiet. The RadMax® engine also has multi-fuel capabilities allowing it to operate on fuels including gasoline, natural gas, hydrogen, propane and diesel. REGI U.S., Inc. and Reg Technologies Inc., are currently designing and testing prototype RadMax® diesel engines, compressors and pumps intended for aviation, automotive, industrial processes and military applications.

The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington. Rad Max hopes to win military contracts for custom versions of the RC/DC Engine. The accounts of the subsidiary are incorporated in the accounts of the Company as at January 31, 2009.

The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. which is a controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of Rand Cam™ Engine and Reg Technologies Inc. will fund 50%. REGI U.S., Inc. is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at January 31, 2009, the Company has a working capital deficit of $715,325 and has accumulated losses of $11,241,098 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The consolidated financial statements for the nine months ended January 31, 2009 have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Nine months ended January 31, 2009 compared to the nine months ended January 31, 2008

Summary

	Nine Months Ended January 31,
			Percentage
			Increase / (Decrease)
	2009	2008
	$	$	%

Revenue	Nil	Nil	N/A
Expenses	(812,411)	(1,077,135)	(24.6)
Interest Income	Nil	Nil	N/A

Net Income (Loss)	(812,411)	(1,077,135)	(24.6)

Expenses

Our expenses for the nine months ended January 31, 2009 and 2008 consisted of the following:

	Nine Months Ended January 31,
			Percentage
			Increase / (Decrease)
	2009	2008
	$	$	%

Amortization	Nil	Nil	N/A
Management fees
General and administrative:
Accounting and legal	104,240	111,518	(6.5)
Consulting fees	206,880	158,346	30.7
Investor relations	89,785	170,110	(47.2)
Other	16,779	90,689	(81.5)
Travel and accommodation	29,377	93,962	(68.7)
Wages and benefits	58,743	133,385	(56.0)
Stock-based compensation	223,566	217,556	2.8
Research and development	83,041	101,569	(18.2)

Total	812,411	1,077,135	(24.6)

The decrease of $252,206 in our general and administrative expenses for the nine months ended January 31, 2009 as compared to the nine months ended January 31, 2008 was mainly attributable to the planned decrease in accounting and legal, investor relations, travel and accommodation and wages and benefits expenses in response to the downturn in the investment market. During the period, stock based compensation increased by $6,010 and consulting fees increased by $48,534 as specialized labor was outsourced and new consulting agreements with stock options were signed. Research and development expenses decreased by $18,528 compared to 2008.

Revenues

We did not earn any revenues from product licensing during the nine months ended January 31, 2009.  We do not expect to earn any other sources of revenue in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2009	At April 30, 2008
Current Assets	$6,644	$8,517
Current Liabilities	721,969	278,373

Working Capital (Deficit)	$(715,325)	$(269,856)

Cash Flows
	Nine Months Ended January 31,
	2009	2008
Cash Flows Used In Operating Activities	$395,236	$617,482
Cash Flows Used In Investing Activities	Nil	Nil
Cash Flows From Financing Activities	394,732	474,021

Net Increase (Decrease) In Cash During Period	$(504)	$(143,461)

During the nine months ended January 31, 2009, we financed our operations from advances from related parties in the amount of $410,956. These amounts are unsecured, non-interest bearing and due on demand.

As at January 31, 2009, we had a working capital deficit of $715,325. Working capital is not adequate to meet development costs for the next twelve months.

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

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 9% of the shares of the Company, having an approximate current market value of $866,895 as at January 31, 2009, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock (see Note 4(e) to our consolidated financial statements). The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

We have been successful in the past in acquiring capital through the issuance of shares of our common stock, and through advances from related parties.

We anticipate that our cash requirements for the next twelve months ending January 31, 2010 will remain consistent with those for the previous twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the nine months ended January 31, 2009, attached hereto this Form 10-Q.

Progress Report from November 1, 2008 to March 13, 2009

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

On January 15, 2009, Dr. Allen MacKnight was appointed as our Thermodynamics Engineer for REGI U.S., Inc.
Dr. MacKnight of Signal Hill, California, has extensive experience as an expert mechanical, thermodynamics, controls, and systems engineer in the design and manufacturing of environmental control equipment and gas turbine engines.  Dr. MacKnight has recently retired from Honeywell, Inc. as a corporate fellow, providing evaluation expertise for Honeywell Aerospace. During his 32-year career with Honeywell, he has served in many progressive positions of engineering, technology development, and management.  Dr. MacKnight will focus on the thermodynamics aspects of the RadMax® diesel engine, which is currently in the analysis and prototype stage.

In January 2009 we announced the following status report:

-	The RadMax® Diesel Engine Design has been completed by our engineers and is awaiting final approval by the Fortune 1000 company.

-	The computer COSMOS analysis, started 5 weeks ago (see press release dated December 9, 2008, is on schedule for completion next month.

-
Following the successful completion of the COSMOS analysis, and review /approval by the Fortune 1000 company’s engineers and executives, we will commence building the prototype diesel engine.  Estimate time for completion of the prototype is 60 to 90 days.

-	Testing the prototype is a joint effort with the Fortune 1000 company to be followed by a formal test report, scheduled for release to the public.

The process of bringing a working prototype through a successful test program is a challenging effort. The success of the prototype test program is our goal, achieving or exceeding all test parameters of a conventional diesel engine with the official release of RadMax®, at a fraction of the weight and size.

In February 2009 successful oil pumping tests were completed using the RadMax® Pump. In these tests, the RadMax® Pump was operated at constant speed of 350 RPM.  For a short duration during the tests, the pump achieved the significant design specification of pumping twice its internal volume. The RadMax® Pump has been transferred to our corporate location in Richmond, BC, Canada, and is available for demonstration.  Previous successful pump tests were announced on January 31, 2008 utilizing water.

Future tests will continue to focus on durability, alternative materials and design improvements that are applicable to the whole family of RadMax® devices.

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

There was no significant change in our internal control over financial reporting that occurred during the nine months ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS
The Company is a smaller reporting company and is not required to provide the disclosure under this item.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: March 17, 2009                                                              REGI U.S., INC.

By:           /s/ John G. Robertson

John G. Robertson, President and Chief Executive Officer
(Principal Executive Officer)

By:           /s/ James Vandeberg

James Vandeberg, Chief Operating Officer and

Chief Financial Officer

(Principal Financial Officer)