Form 10-K
period 2009-04-30
REGI U S INC
filed 2009-08-18
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009
❑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-23920

REGI U.S., Inc.
(Exact name of registrant in its Charter)

Oregon	91-1580146
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#240-11780 Hammersmith Way
Richmond, BC V7A 5E9 Canada

(Address of Principal Executive Offices)

(604) 278-5996

Registrant’s telephone number

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each Exchange on which registered:
Common	NASD Over the Counter Bulletin Board
Common	Frankfurt Stock Exchange

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes  ❑   No  ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act:  Yes  ❑     No  ☒

Indicate by check mark whether the registrant  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)	Yes	☒	No	(2)	Yes	☒	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ❑     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K       No  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ❑	Accelerated filer ❑	Non-accelerated filer ❑	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ❑        No ☒

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The issuer’s revenues for our most recent fiscal year are:  $nil.

The aggregate market value of the voting stock held by non-affiliates of the issuer on August 17, 2009, computed by reference to the price at which the stock was sold on that date: $ 4,600,000.

The number of shares outstanding of the issuer's common stock, no par value, as of August 17, 2009 was 28,036,824

Documents incorporated by reference: See Exhibits.

REGI U.S., INC.
FORM 10-K

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-K. WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REGULATED BY LAW.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc.  On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc.  Rand Energy Group Inc., a privately held British Columbia corporation ("Rand Energy") holds approximately 5% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech").  Reg Tech holds approximately 12% of the common shares of REGI.

We are a development stage company engaged in the business of developing and building an improved axial vane-type rotary engine known as the RadMax® rotary technology (the "Technology" or the “RadMax® Engine”), used in the design of lightweight and high efficiency engines, compressors and pumps. The Company has a project cost sharing agreement, whereby it will fund 50% of the further development of the RadMax® Engine and Reg Tech will fund 50%.

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

BUSINESS OF THE COMPANY AND PRODUCTS

Overview and History

We are engaged in the business of developing and building an improved axial vane-type rotary engine used in the design of lightweight and high efficiency engines, compressors and pumps. The worldwide intellectual and marketing rights to the RadMax® Engine, exclusive of the United States, are held by Reg Tech. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RadMax® Engine and Reg Tech will fund 50%.

The RadMax® Engine is a variation of the Original Engine (originally referred to as the RadMax® Engine), an axial vane rotary engine.

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

Based upon testing work performed by independent organizations on prototype models, we believe that the RadMax® Engine holds significant potential in a number of other applications ranging from small stationary equipment to automobiles and aircraft. In additional to its potential use as an internal combustion engine, the RadMax® Engine design is being employed in the development of several types of compressors, pumps, expanders and other applications.

To date, several prototypes of the RadMax® Engine have been tested and additional development and testing work is continuing. We believe that such development and testing will continue until a commercially feasible design is perfected. There is no assurance at this time, however, that such a commercially feasible design will ever be perfected, or if it is, that it will become profitable. If a commercially feasible design is perfected, we do, however, expect to derive revenues from licensing the Technology relating to the RadMax® Engine regardless of whether actual commercial production is ever achieved. There is no assurance at this time, however, that revenues will ever be received from licensing the Technology even if it does prove to be commercially feasible.

We believe that a large market would exist for a practical rotary engine which could be produced at a competitive price and which could provide a good combination of fuel efficiency, power density and exhaust emissions.

Based on the market potential, we believe the RadMax® Engine is well suited for application to internal combustion engines, pumps, compressors and expansion engines. The mechanism can be scaled to match virtually any size requirement. This flexibility opens the door to large markets being developed.

We have tested the RadMax® Engine technology for interested customers.  To date we have granted an option for a license for certain applications for a Fortune 1000 company who are evaluating the RadMax® Engine design and are currently assisting in the development and testing at no cost to the Company.

PRODUCTS AND PROJECTS

Rand Cam Technology

Gasoline and Diesel Engine

Two prototype engines were built in 1993 and 1994 by the WVURC to run on gasoline. Testing on these prototypes suggested that the concept was fundamentally sound and that with a program of engine review, design, testing and development, a technically successful range of engines could be developed. The prototype design for the diesel engine was designed by a consortium made up of Alliant Techsystems (formerly Hercules Aerospace Company) ("Alliant"), WVURC and us. Alliant was involved in the design and development including drawings for the RandCam™ diesel engine. In addition Alliant performed extensive analysis on the diesel engine including bearings, cooling, leakage, rotor, vanes, housing, vane tip heating, geometry and combustion. This engine was designed as a general purpose power plant for military and commercial applications. A further prototype of the diesel engine was assembled and tested.

In January 2006 several continuous successful combustion tests were completed at 245 RPM on the new Rand Cam™ engine prototype. Spin tests were conducted initially up to 800 RPM on the new modified version of the Rand Cam™ engine. There was an insignificant amount of wear on the engine over several months.

Reg Technologies, Inc., together with REGI U.S., Inc., has tested Rand Cam™ diesel engine for a generator application for hybrid electric cars.  Additionally, our licensee for the 42 H.P. production model diesel Rand Cam™ tested the engine for unmanned aerial applications for the U.S. military.

Rand Cam™ Generator and Fuel Cell Technology

In April, 2005 the Rand Cam™ engine was tested for generator and hybrid car applications.  We utilized a unique vane design that does not require vane tip seals.  Eliminating the need for vane tip seals will reduce the manufacturing and maintenance costs significantly, therefore, resulting in a breakthrough with the technology.   We entered into a distributors agreement in June, 2005, to acquire rights to distribute fuel cell technology for Canada and Europe, which was ultimately assigned to our affiliate, Reg Tech.

Production and building of the fuel cell components commenced, and delivery to Reg Tech was scheduled to begin upon successful training and export approvals. Due to financial problems with the distributor, the agreement was cancelled.

RadMax®  Technology

In February, 2004 we completed testing of the prototype 42 H.P. diesel engine at Adiabatics in Columbus, IN and at the U.S. Navy's test facility at Patuxent River, MD. The initial test results demonstrated that the first generation prototype engine generated pressure and temperature.
In February 2006 we received the 125 H.P. RadMax® diesel engine from Radian Milparts, tested by the Company’s rotary engine specialist. The 125 H.P. RadMax® diesel engine is the improved version of the 42 H.P. RadMax® diesel engine, which focused on eliminating leak paths and was designed for maintainability.

During 2006, final modifications were successfully implemented on the 42 H.P RadMax®, for the 125 H.P. version of the RadMax® engine completed by Ebco Industries. Testing consisted of endurance tests which determined wear and tear, and maintenance factors /hydrocarbons /calculations and fuel efficiency using a state-of-the-art computerized fuel injection system. Biodiesel and ethanol blended fuels were utilized.  Testing lead to several important modifications which eliminated oil leaks from entering the combustion chamber, and reduced compression losses.

In January 2007, the RadMax® 125 hp diesel engine design was evaluated through computer modeling to determine mechanical, rotational and thermal stress; analysis contact forces; and engine resonant frequencies.  The 42 horsepower RadMax® diesel engine and compressor prototypes were designed and concept tested.

On May 14, 2008 we entered into an agreement with a Fortune 1000 company (“evaluation company”) to evaluate the RadMax® Engine technology.  The agreement covers the evaluation of RadMax® Engine technology by the evaluation company to determine if the RadMax® technology meets the evaluation company’s requirements for certain aerospace commercial and military market applications.

We granted the evaluation company an option for a period of 90 days after the completion of the evaluation period to execute a letter of intent to exclusively license our RadMax® intellectual property for certain commercial and military markets. We also granted the evaluation company the option, for a period of 12 months after the completion of the evaluation period, to execute a letter of intent to non-exclusively license our RadMax® Engine IP for certain aerospace, commercial and military markets.

In October 2008 the Company hired Paul Porter, an engineer with exclusive sealing and mechanical engineering background.  In January 2009 the Company hired Allen Macknight a Thermal Engineer, who is recently retired from Honeywell, to consult on the development of the RadMax® Engine design.

REGI engineering commenced and completed the detailed design modeling for the RadMax® diesel engine using COSMOS, a design and analysis tool, verifying and improving the design with respect to stress (finite element analysis), temperature (thermal analysis), and material properties (metallurgy).  The analysis provided by COSMOS will be applied against all RadMax® design components including the rotor, cam, stator, vanes, and seals.

Following the successful completion of the COSMOS analysis, and review /approval by the evaluation company’s engineers and executives, our plans are to commence building the prototype diesel engine.  Testing the prototype will be a joint effort with the evaluation company.

The process of bringing a working prototype through a successful test program is a challenging effort. We originally estimated the time for completion of the prototype at approximately April 2009.  However, the scope and depth of technical reviews and analysis by the evaluation company’s engineers, while leading towards a significantly more robust design, delayed release of manufacturing drawings for competitive procurement.

The Company extended the term of the evaluation agreement with the evaluation company until December 31, 2009.  All other terms of the evaluation agreement remain the same.  The Company believes the additional time spent, by both engineering teams, preparing and running computer simulations and analyzing models of the RadMax® Engine design, prior to fabrication of a prototype, will shorten the total development time, and will increase the probability of success of a working model prototype for the diesel engine.

On May 22, 2009 drawings were released to start fabrication of a RadMax® Engine test rig.  The test rig is designed to test multiple versions of the RadMax® vane actuation systems. A cam device, driven by a variable speed motor, will propel the vane through its full range of axial motion prior to the implementation of a full scale RadMax® prototype.  The purpose of the test rig is to verify the vane actuation system design and make any modifications indicated by the tests prior to the implementation of a full scale prototype.  Flexibility in design will allow testing of an alternate vane actuation system, currently under development with the evaluation company.

When testing commences, the test rig shall provide validation of vane motion, measurement position tracking, induced vibration, required forces, and other parameters. Potential future capabilities under consideration include adding high speed video to “capture” instantaneous changes in motion, balance and vibration, harmonics, and thermal cycling to measure changes as a result of temperature extremes.

We estimated that the test rig design could be completed in 4 to 6 weeks, and then commence the fabrication of the diesel engine application for the evaluation company.  We believe the testing of these important aspects of the evaluation company’s diesel engine application will determine the final design and fabrication will be the next important milestone.

Following completion of reviews by the evaluation company, and the COSMOS analysis, a Request for Proposals (RFP) was issued to three pre-qualified bidders to provide a fixed-price quotation versus a formal Statement of Work (SOW). The RFP was released 12 June 2009. We offered a 30-day period for review of drawings, and responses to questions. After the review period, bidders will have 10 days to submit a quotation and schedule for each line item. The closing date of the open discussion period was 10 July 2009. The closing date for receipt of the proposals is 28 July 2009. When proposals are received, and a comparative analysis performed, we will have fixed-price quotations for expected cost and schedule. We will require 2-3 weeks to perform a comparative analysis of proposal, and then plan to make an award to the most responsible and compliant bidder.

With this approved design, the RadMax® Diesel Engine test program will start shortly after receipt of the RadMax® parts and assemblies. The tests will initially validate seal performance, vane actuation, pressurization, and lubrication. A series of tests will verify other technology areas, already proven by extensive analysis.

The phase 1 tests will validate the mechanical, sealing, and friction aspects of the engine design to quantify inherent parameters and validate the results of analysis, as follows:

•	Verify Weight and Dimensions of Each Component
•	Trial Assembly
•	Final Assembly
•	Trial Fitment of Engine Accessories
•	Test Stand Preparation and Engine Installation on Test Stand
•	Cold Performance Motoring Tests
•	Increased RPM Performance Motoring Test. Increase RPM
•	High Speed Performance Testing
•	Repeat Steps 1 to 8 With Alternate Seal Configurations

All tests steps must result in success. Failure of any test step requires retest of that step, which might include redesign or rework of parts and assemblies. The ultimate success of the phase 1 tests is to measure pressure and temperature increase in the RadMax® Diesel Engine sufficient to sustain continuous combustion.

The phase 1 test schedule is estimated at 3 months following receipt of the delivered RadMax® Diesel Engine parts and assemblies. The test location will be determined by competitive bid.

Following successful completion of the phase 1 tests, the phase 2 tests will validate thermodynamics and cooling aspects of the technology. Some RadMax® Diesel Engine parts and assemblies could require modification. We anticipate that such modifications, if any, will be minor.

The phase 2 tests require the integration of engine accessories and sensors as follows:

•	Cooling management (radiator, hoses, fan, water pump, etc.)
•	Lubrication oil management (sump, pump, hoses, filter, etc.),
•	Fuel management (common rail injection system, fuel lines, fuel injectors, fuel tank, etc.)
•	Ignition management (control unit, sensors, wiring, etc.)
•	Starting management (starter, battery, cables, etc.)
•	Air management (plenum, hoses, filter, muffler, etc.)

The phase 2 tests are summarized by the following:

•	Hot Performance Starting Tests, with fuel
•	Hot Performance One-Minute Test, with fuel
•	Hot Performance Multiple-Minutes Test, with fuel
•	Hot Performance Starting Tests, with fuel
•	Hot Performance One-Minute Test, with fuel
•	Hot Performance Multi-Minute Test, with fuel
•	Post Engine Test, Teardown and Inspection
•	Performance Measurement (one-hour run-in)
•	Endurance Measurement (three-hour run-in)
•	Develop Horsepower vs. Torque Curves
•	24 X 7 Test

The phase 2 test schedule is estimated at 3 months following receipt successful completion of the phase 1 tests. The test location will be determined by competitive bid. The successful bidder must have the requisite facilities, equipment, and personnel to perform the tests, which characterize the RadMax® Diesel Engine. The characterization consists of performance curves for power, torque, and fuel consumption.

The objective of the new improved diesel engine design is to make significant improvement over all existing engine designs in use today.  The RadMax® engine reduces weight, number of parts, and complexity, and will use less fuel, and, therefore, reduce hydrocarbons.

The design incorporates changes recommended to date by us and the evaluation company. Engineers have analyzed the stress deflections of the vane actuator forces and these are now acceptable for the new diesel engine implementation.

RadMax® ™ Compressor and Pump

We designed and built a prototype 3.2 SCFM [define] air compressor for a large fuel cell customer.   Testing displayed encouraging results of up to 25 P.S.I. with only 800 R.P.M., and exceeded our expectations.  A license agreement for compressor applications was not finalized.

In January 2007, we completed a statement of work agreement with an engineering, prototyping, and manufacturing services company to complete a working model RadMax® pump.

In March 2007, the RadMax®125 hp prototype pump fabrication was completed and prototype radial shaft seals were integrated to eliminate leakage between rotors and cams.  In July 2007 further pump testing was completed.  The following is a summary of the product development to date:

Performance measurements of prototype of RadMax® pump completed.

•	Axial Vane Positive Displacement Pump efficiency validated greater than 80%.

•	Proprietary RadMax® radial shaft seals were qualified for all low temperature applications (pumps, compressors).

•	Validated ability to run dry, self-prime, and re-acquire prime.

•	Measured suction to exceed 20 feet, lift (head) more than 80 feet.

•	RadMax® 10-inch diameter prototype compressor fabrication was underway.

•	Proprietary material to coat internal surfaces to facilitate safe run-dry operation.

•	The RadMax® Compressor includes many components common to RadMax® Pump, which reduces production unit cost, and is designed for any gaseous use (air, refrigerant, carbon dioxide, etc.)

In October 2007, the prototype, proof-of-concept pump was completed. This pump was suitable for supporting demonstration to potential customers displaying performance that the RadMax® Pump is a positive displacement device, capable of processing approximately twice its internal volume every revolution. We felt this could indicate that a production unit could have identical performance with half the size and weight of any competitive unit. Reduction of weight is a significant performance parameter for all equipment, directly translating into reduction of energy requirements.

Working with a customer's specifications, a production pump would include definition of performance goals, which translate into size, weight, materials, and fluid to be pumped. A production pump would require the design and development of production tooling for lower cost castings (aluminum, steel, other), or injection molded polymer devices.

Our completed efforts for the prototype RadMax® Pump included the following metrics and results:

Size: 10-inch diameter
Weight: 140 pounds (estimated)
Material: All steel
Fluid: Any oil or water
Priming: Self-priming
Metrics: Volume per revolution, lift, head
Pressure: 500 psi (maximum)
Op Range: 0° C (32° F) to 100° C (212° F)
Speed: Up to 5000 RPM

MARKETING

The worldwide intellectual and marketing rights to the RadMax® Engine, exclusive of the United States, are held by Reg Tech. The Company owns the U.S. marketing and intellectual rights.

A United States patent was issued for the Rand Cam™ Engine (originally referred to as the RC/DC Engine) on July 4, 1995, and assigned to us. Since no marketable product has yet been developed, we have not received any revenues from operations.

The RadMax® Engine is based upon the Original Engine patented in 1983. Brian Cherry, an officer of the Company, has done additional development work on the Original Engine which resulted in significant changes and improvements for which the U.S. patent has been issued and assigned to us. We believe the RadMax® Engine offers important simplification from the basic Original Engine, which will make it easier to manufacture and will also allow it to operate more efficiently.

We intend to pursue the development of the RadMax® technologies by entering into licensing and/or joint venture arrangements with other larger companies, which have the financial resources to maximize the potential of the technology.

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

Except for the Wankel rotary engine built by Mazda of Japan, no competitor, that we are aware of, presently produces in a commercial quantity any rotary engine similar to the engines we are developing. The Wankel rotary engine is similar only in that it is a rotary engine rather than a reciprocating piston engine. Without substantially greater financial resources than is currently available to us, however, it is very possible that it may not be able to adequately compete in the engine business. One competitor, Rotary Power International, is presently producing the first production SCORE rotary (Wankel type) engines. Our RadMax® Engine is calculated to be smaller, quieter and cost less to produce and maintain.

We believe that if and when our engine is completely developed, in order to be successful in meeting or overcoming competition which currently exists or may develop in the future, our engine will need to offer superior performance and/or cost advantages over existing engines used in various applications.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Since we are not in production and there are no plans at this time for us to enter the actual engine manufacturing business, raw materials are not of present concern. At this time, however, there does not appear to be any foreseeable problem with obtaining any materials or components, which may be required in the testing or manufacture of its potential products.

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

We entered into an agreement dated April 13, 1993 with Rand Energy, Reg Tech and Brian Cherry (the "April 1993 Agreement") and made as an amendment to a previous Amendment Agreement dated November 23, 1992 between Rand Energy, Reg Tech and Brian Cherry and an original agreement dated July 30, 1992 between Rand Energy, Reg Tech and Brian Cherry, Cherry agreed to: (a) sell, transfer and assign to Rand Energy worldwide rights, except for the United States, to all of his right, title and interest in and to the technology related to the RadMax® Engine (the "Technology"), including all pending and future patent applications in respect of the Technology, together with any improvements, changes or other variations to the Technology; (b) sell, transfer and assign to the Company United States of America rights to all of his right, title and interest in and to the Technology, including all pending and future patent applications in respect of the Technology, together with any improvements, changes or other variations to the Technology. On November 9, 1993, in consideration for this transfer of the Technology, Brian Cherry was issued 100,000 shares of Reg Tech with a deemed value of $200,000.

A final provision of the April 1993 Agreement assigned and transferred ownership of any patents, inventions, copyrights, know-how, technical data, and related types of intellectual property conceived, developed or created by Rand Energy or its associated companies either to us which results or derives from the direct or indirect use of the Original Engine and/or RadMax® Engine technologies by Rand Energy.

We entered into a letter of understanding dated December 13, 1993, with Rand Energy and Reg Tech, as grantors, and West Virginia University Research Corporation ("WVURC"), the grantors agreed that WVURC shall own 5% of all patented technology relating to the Original Engine and the RadMax® Engine. WVURC performed extensive analysis and testing on the RadMax® engine. WVURC provided support and development of the RadMax® Engine including research, development, testing evaluation and creation of intellectual property. In addition, WVURC introduced us to potential customers and licensees.   Rand Energy and Reg Tech are entitled to all intellectual property developed by WVURC relating to the RadMax® Engine.

U.S. patent No. 5,429,084 was granted on July 4, 1995, to the inventor, Brian Cherry, Patrick Badgley and four other individuals for various improvements incorporated in the RadMax® Engine. The patent has been assigned to us. U.S. Patent 4,401,070 for the Original Engine was issued on August 30, 1983, to James McCann and Rand Energy holds the marketing rights.

The RadMax® Engine is composed basically of a disk shaped rotor with drive shaft, which turns, and the housing or stator, which remains stationary. The rotor has two or more vanes that are mounted perpendicular to the direction of rotation and slide back and forth through it. As the rotor turns, the ends of the vanes ride along the insides of the stator housing which have wave-like depressions, causing the vanes to slide back and forth. In the process of turning and sliding, combustion chambers are formed between the rotor, stator walls and vanes where the fuel/air mixture is injected, compressed, burned and exhausted.

Two additional patents have been issued for improvements to the engine including: U.S. Patents 5,509,793 “Rotary Device with Slidable Vane Supports) issued April 24, 1996 and 5,551,853 “Axial Vane Rotary Device and Sealing System Therefor) issued September 3, 1996.

A Canadian Patent was issued for the Rand Cam™ Rotary Engine effective October 5, 2004.  The term of the patent is twenty years from the date of the filing on December 11, 1992.

On November 29, 2004 a world wide license agreement, excluding the rights for the United States of America that are held by REGI U.S., Inc. for the Rand Cam™ technology was completed with Rand Energy.   Reg Tech agreed to pay a 5% net profit interest and make annual payments of $50,000.  Reg Tech is responsible for 50% of the costs for development and production of the Rand Cam™ technology.

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

The world wide patents cover Canada and several countries in Europe, namely, Germany, France, Great Britain, and Italy.  Reg Tech, together with REGI U.S., Inc., is in the process of testing a RadMax® Engine for a generator application for hybrid electric cars.  Additionally, our licensee for the 42 H.P. production model diesel RadMax® is currently completing the engine for unmanned aerial applications for the U.S. military.

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

Pursuant to the letter of understanding dated December 13, 1993, among us, Rand Energy, Reg Tech and WVURC, WVURC will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology relating to the Original Engine and the RadMax® Engine.

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

Ability to develop product.  We have no assurance at this time that a commercially feasible design will ever be perfected, or if it is, that it will become profitable. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The RadMax® Engine which we are developing must be technologically superior or at least equal to other engines that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or potential licensees will be able to achieve and maintain end user acceptance of our engine.

Negative Shareholders' Equity.  We have a negative shareholders equity as of the date of this 10-K.  Our ability to continue as a going business will be dependent upon our ability to raise additional capital and/or generate revenues from operations.

Need for Additional Capital.  We rely on our ability to raise capital through the sale of our securities.  Our the ultimate success will depend upon our ability to raise additional capital or to have other parties bear a portion of the required costs to further develop or exploit the potential market for our products.  Reg Tech and REGI have agreed to provide the necessary funds for the development of the RadMax® Engine prototypes and our other operations until joint venture or license agreements can be completed.

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

Product/Market Acceptance.  Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users.  The RadMax® Engine which we are developing must be technologically superior or at least equal to other engines which our competitors offer and must have a competitive price/performance ratio to adequately penetrate our potential markets. A number of rotary engines have been designed over the past 70 years but only one, the Wankel, has been able to achieve mechanical practicality and any significant market acceptance.  If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment.  There can be no assurance that we or our potential licensees will be able to achieve and maintain end user acceptance of our engine.

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

History of Losses. We have a history of operating losses, and an accumulated deficit, as of April 30, 2009, of $11,423,153.  Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Estimates and Financial Statements.  The information in this Form 10-K consists of and relies upon evaluation and estimates made by management.  Even though management believes in good faith that such estimates are reasonable, based upon market studies and data provided by sources knowledgeable in the field, there can be no assurance that such estimates will ultimately be found to be accurate or even based upon accurate evaluations.

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

RESEARCH AND DEVELOPMENT

The basic research and development work on the RadMax® Engine and other products is being coordinated and funded by Reg Tech and REGI U.S., Inc. and funded as to 50% each.

We plan to contract with outside individuals, institutions and companies to perform most of the additional research and development work which we may require to benefit from our rights to the RadMax® Engine and other products.

During the last two fiscal years, we have incurred a total of $293,134 in research and development expenses.  During the past year, development costs have been assumed by a third party who is evaluating the RadMax® Engine design.

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

We currently have three consultants directly involved in technical development work on the RadMax® Engine.  We expect to hire additional employees for those positions which we deem necessary to fill, as needs arise. Most additional employees are expected to be in technical and licensing/marketing positions.

ITEM 2.   DESCRIPTION OF PROPERTY

We own no properties.  We currently utilize office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.  We do not pay rent for this office space.  The present facilities are believed to be adequate for meeting our needs for the immediate future.  However we expect that we will likely acquire separate space when the level of business activity requires us to do so.  We do not anticipate that we will have any difficulty in obtaining such additional space at favorable rates.  In addition, we have access to a facility for research and development leased by Reg Tech.  This facility is also in Richmond, British Columbia, Canada.

On November 13, 2006, the Company entered into a rental agreement for office space in Washington State for a term of one year at a cost of approximately $300 per month.  This agreement was not renewed and during 2009 no rent was paid for a Spokane office.

There are no current plans to purchase or lease any properties in the near future.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any legal proceedings or litigation, nor are we aware that any litigation is presently being threatened or contemplated against us or any officer, director or affiliate.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2009, through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited public market for our common stock which currently trades on the OTC Bulletin Board under the symbol "RGUS.OB" where it has been traded since September 21, 1994. The common stock has traded between $0.035 and $6.75 per share since that date.

There is also a limited public market for our common stock which began trading on May 1, 2006, on the Frankfurt Stock Exchange under the symbol (RGJ). International Security Identification Number (ISIN/CUSIP) number is US7589431045.

The following table sets forth the high and low bid prices for our common stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                            Bid Price                                                Asked Price
	High	Low	High	Low
Quarter Ended July 31, 2007	$1.50	$1.02	$1.52	$1.05
Quarter Ended October 31, 2008	1.17	0.93	1.19	0.97
Quarter Ended January 31, 2008	1.18	0.68	1.19	0.76
Quarter Ended April 30, 2008	1.01	0.70	1.02	0.74
Quarter ended July 31, 2008	0.89	0.63	0.9	0.7
Quarter ended October 31, 2008	0.74	0.27	0.75	0.3
Quarter ended January 31, 2009	0.37	0.18	0.44	0.22
Quarter ended April 30, 2009	$0.38	$0.18	$0.4	$0.23

(Information provided by The Over The Counter Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

The following table shows the high and low bid prices of our stock traded on the OTC Bulletin Board during the most recent six months, for each month as follows:

	Bid Price
Month	High	Low
July 2009	$0.31	$0.22
June 2009	0.28	0.18
May 2009	0.3	0.2
April 2009	0.32	0.2
March 2009	0.362	0.18
February 2009	$0.38	$0.28

_________
 * All prices are in U.S. dollars.

(Information provided by the Over the Counter Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of August 3, 2009, there were 28,036,824 shares of common stock outstanding, held by 265 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (3)(4)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
▪ 1993 Stock Option Plan (as amended December 5, 2000) (1) and 2007 Stock Option Plan (2)	1,743,000	$1.16	757,000
Equity compensation plans not approved by security holders	N/a	N/a	N/a

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

(3)	The price reflects the weighted average exercise price of those options which are outstanding.

(4)	The weighted average exercise price of those options which are exercisable (1,743,000 options) is $1.16.

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

All options granted to April 30, 2009 by the Company under the 2007 Plan have the following exercise schedule:

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

RECENT SALES OF UNREGISTERED SECURITIES

No issuance and sales of our securities occurred without registration during the last fiscal year.

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

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the RadMax® Engine.

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit.  We have undergone mounting losses to date totaling $11,423,153 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller.  At April 30, 2009, we had working capital deficiency of $754,665. Our only assets are related party receivables totaling $260,136 and prepaid expenses, totaling $4,500. These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

RESULTS OF OPERATIONS

Results of operations for the year ended April 30, 2009 ("2009”) compared to the year ended April 30, 2008 ("2008")

There were no revenues from product licensing during 2009 and 2008.

The Company had a net loss of $994,466 in 2009, compared to a net loss of $1,236,583 in 2008 resulting in a decrease of $242,117.  This decrease in 2009 was mainly due to a focused effort to reduce costs while completing testing and design of the RadMax® engine.  Investor relations decreased from $177,610 in 2008 to $92,351 in 2009 for a difference of $85,259 as the Company did not renew consulting contracts and focused on publications.  Wages and benefits decreased from $165,752 in 2008 to $97,501 in 2009 resulting in a variance of $68,251 with the release of an employee.  Travel declined from $96,776 in 2008 to $34,568 in 2009 providing a decrease of $62,208 as the Company focused less on promotion during the economic downturn in the investment market.  Our advertising expenses decreased by $39,558 to $1,200 in 2009 as compared to $40,758 in 2008 as contracts were not renewed.  Offsetting these decreases was an increase in stock-based compensation of $69,435 to $291,857 in 2009 and an increase in research and development of $23,240 to $158,187 in 2009, as the Company hired specialized consultants to complete testing and design of RadMax® engine.  The majority of prototype construction and testing costs continue to be borne by potential licensees and manufacturers.

During the year ended April 30, 2009, the Company extended the term on 75,000 options for a further three years.  The fair value of the original options was deducted from the fair value of the modified options for a difference of $5,912.

During the fiscal year ended April 30, 2009, the Company granted 250,000 common stock warrants with a fair value of $52,042 in accordance with the terms of the Option Agreement as described in Note 4 of the financial statements.

As of April 30, 2009, the Company owed related companies controlled or significantly influenced by the President of the Company $863,194 (April 30, 2008 - $546,397) comprised of advances and/or expenses paid on behalf of the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment. The Company had amounts due from related parties totaling $260,136 at April 30, 2009 (April 30, 2008 - $394,963).

We had a basic and diluted loss of $0.04 per share in 2009 compared to a basic and diluted net loss per share of $0.04 for 2008.

LIQUIDITY AND CAPITAL RESOURCES

During 2009, with the downturn in the financial market, we financed our operations mainly through proceeds of $451,624 from related parties.

During 2008, we financed our operations mainly through proceeds of $98,791 from the exercise of stock options and share purchase warrants, as well as net proceeds of $537,753 from a private placement offering.

During 2008, we raised $571,250 pursuant to a private placement of 833,950 units. The Units were issued at a purchase price of US$1 per Unit for cash proceeds of $537,753, net of issuance costs of $33,497. Each Unit consisted of one share common stock of the Company and one warrant. Each warrant may be exercised to enable the investor to purchase one additional share of Common Stock at US$1.50 within five years of the date of issuance to the purchaser. Also during 2008, we raised $12,125 from the exercise of 38,500 stock options, and $86,666 from the exercise of 99,166 share purchase warrants. These funds raised do not provide enough working capital to fund ongoing operations for the next twelve months. We may also raise additional funds through the exercise of warrants and stock options.

We received funding in 2009 from our affiliated companies (common officers and directors) and our 17% shareholder, Rand Energy and Reg Tech, the controlling shareholder of Rand Energy. The total amount owing to related parties is $863,194 or 85% of total liabilities as of April 30, 2009.  This funding was necessary with a downturn in the financial market to complete the RadMax engine and place the Company in a position to attain profit.  The balances owing to related parties are non-interest bearing, unsecured and repayable on demand.  Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

As of April 30, 2009, we had a working capital deficiency of $754,665.  We receive interim support from our ultimate parent company and will raise additional funds from equity financing which was negotiated.  We also plan to raise funds through loans from a major shareholder (Rand Energy).  Rand Energy owns 2,503,141 shares and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

The Company plans to raise funds through loans from Rand Energy. Further, Rand Energy owns approximately 9% of the shares of the Company, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient.  The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings.  The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. (See Note 4 to our financial statements).  The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

We anticipate that our cash requirements for the fiscal year ending April 30, 2010 will remain consistent with those for the fiscal year ended April 30, 2009.  These costs are identified as master design integrator, prototype fabrication, and labour expense, estimated approximately as US$200,000 each, with planned expenditure over the next 6 months.

ITEM 7.   FINANCIAL STATEMENTS

Our financial statements are included and begin immediately following the signature page to this report.  See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8.   CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2009, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of the Company’s management, including Mr. John Robertson, the Company’s Chief Executive Officer, and Mr. James Vandeberg, the Company’s Chief Financial Officer.

As of April 30, 2009, management conducted an evaluation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, management has concluded that our current disclosure controls and procedures are not effective as of April 30, 2009.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our Company intends to remediate the material weaknesses as set out below.

 (b)           Management’s Annual Report on Internal Control over Financial Reporting

The Company’s board of directors and audit committee are responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of its consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s Chief Executive Officer, Mr. John Robertson, and the Company’s Chief Financial Officer, Mr. James Vandeberg, assessed the effectiveness of the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-(f) promulgated under the Exchange Act) as of April 30, 2009.

Based on management’s evaluation, we concluded our internal control over financial reporting was not effective as at April 30, 2009 due to inadequate segregation of duties and effective risk assessment.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and adopt sufficient written policies and procedures for accounting and financial reporting. These remediation efforts are largely dependent upon securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected.

Notwithstanding the foregoing, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position

John G. Robertson	68	Director, Chairman of the Board of Directors, President and Chief Executive Officer
Jennifer Lorette	37	Director, Vice-President
James Vandeberg	65	Director, Chief Operating Officer and Chief Financial Officer
Brian Cherry	69	Vice President

BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

All officers currently devote part-time services to our operation.

There are no family relationships between any director or executive officer and any other director or executive officer.

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

John G. Robertson – Director, Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Robertson has been our Chairman, President and Chief Executive Officer since our formation in July, 1992. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the RadMax® Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the RadMax® Engine technology and Reg Technologies Inc. owns the worldwide rights exclusive of the U.S. Mr. Robertson is a Director and President and Secretary of Rand Energy Group Inc. Mr. Robertson is President, Principal Executive Officer and a member of the Board of Directors of IAS Energy, Inc., an Oregon corporation traded on the OTC bulletin board, which is developing a new type of antenna system. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation which is currently inactive, and its predecessor. He is also the President and Founder of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, diamond, and oil and gas exploration. He is also President of Linux  Gold Corp., a public company trading on the OTC Bulletin Board. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

Jennifer Lorette – Director and Vice President

Ms. Lorette became a member of the board of directors in January 2001.  She has been our Vice President since June 1994, and was also previously Chief Financial Officer. Since 2001 she has also been a director for Reg Technologies, Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the RadMax® Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder.  Since November 2000 Ms. Lorette has also been a director of Linux Gold Corp.  Since February 2001 Ms. Lorette has been a director of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, and oil and gas exploration.

James L. Vandeberg – Director, Chief Operating Officer and Chief Financial Officer

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999 and its Chief Financial Officer on January 9, 2006.  Mr. Vandeberg is an attorney in Seattle, Washington.  He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and. He is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of IAS Energy, Inc. an Oregon corporation traded on the OTC bulletin board. Mr. Vandeberg is also a director of Reg Technologies Inc. which is traded on the TSX Venture Exchange and the OTC BB.  Mr. Vandeberg is also a director of ASAP Expo Inc. since 2005.  He is a member and former director of the American Society of Corporate Secretaries.  He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973.  Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

Brian Cherry - Vice President, RadMax® Engine Technology Projects

Mr. Cherry was Vice President and a Director of the Company since its inception in July 1992, until January 2001 when he left the Company to pursue personal interests.  Mr. Cherry was appointed Vice President, RadMax® Engine Technology Projects in June 2004. He has spearheaded the development of the next-generation RadMax® technology. He has earlier patented prior versions of the technology in 1996. He is currently the project manager in charge of developing a RadMax® electric generator for hybrid electric vehicles and for residential uses. Mr. Cherry oversees and prepares submissions of new patent applications for the RadMax® technology.

Audit Committee

Our Audit Committee consists of three Directors of the Company – John Robertson, James Vandeberg and Jennifer Lorette.

We do not currently have a financial expert in our audit committee due to our relatively small size.  In 2009, we relied upon the services of a chartered accounting firm in Vancouver, BC, Canada, to prepare our interim unaudited quarterly consolidated financial statements.

Moreover, the audit committee is comprised of seasoned business professionals, whereby two members each have over 30 years of experience in the investment business, are board members of several corporations and one of the members is an attorney whose practice focuses on the corporate finance area, with an emphasis on securities and acquisitions.

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

ITEM 10.  EXECUTIVE COMPENSATION

STATEMENT OF EXECUTIVE COMPENSATION

The Company is required, under applicable securities legislation in Canada, to disclose to its Shareholders details of compensation paid to its directors and officers.  The following fairly reflects all material information regarding compensation paid by the Company to its directors and officers, which information has been disclosed to the Company's Shareholders in accordance with applicable Canadian law.

Executive Compensation

Compensation Discussion and Analysis

The Company’s executive officers make recommendations to the board of directors regarding compensation policies and the compensation of senior officers.  The Company does not have a Compensation Committee.  The compensation of the senior executives comprises two components; namely, a base salary or consulting fees and the grant of stock options pursuant to the Company’s stock option plan which is more particularly outlined below under the Option-based Awards section.   These forms of compensation are chosen to attract, retain and motivate the performance of selected directors, officers, employees or consultants of the Company of high caliber and potential.  Each senior executive is employed for his or her skills to perform specific tasks and the base salary and number of options is fixed accordingly.

Option-based Awards

The grant of option-based awards to the senior executives is determined by the recommendation of executive officers to the board of directors pursuant to the terms of the stock option plan referred to below. Previous grants of option-based awards are taken into account when considering new grants.

The options are always granted at market price. The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions: weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

During the year ended April 30, 2009, no option-based awards for executives were granted.  However, the Company extended the term on 75,000 options for a further three years to an executive.  The fair value of the original options was deducted from the fair value of the modified options for a difference of $5,912.

Summary Compensation Table

Named Executive Officer mean the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”) or any individual acting in a similar capacity or function, regardless of the amount of compensation of that individual and each of the Company’s three most highly compensated executive officers, other than the CEO and CFO, or three most highly compensated individuals acting in similar capacities, who were serving as executive officers, or in a similar capacity, at the end of the most recent financial year and whose compensation exceeds CDN$150,000, and such individuals who would be an NEO but for the fact that they were not serving as an executive officer or in a similar capacity at the end of that financial year.

During the Company’s last completed financial year ended April 30, 2009, the Company had two Named Executive Officers: Mr. John Robertson, President and CEO, and Mr. James Vandeberg, COO and CFO.

The following table (presented in accordance with Form 51-102F6 – Statement of Executive Compensation (“Form 51-102F6”) under National Instrument 51-102 – Continuous Disclosure Obligations) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2009, 2008, and 2007 (to the extent required by the Regulations) in respect of the Named Executive Officers:

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incen- tive plans ($)	Long-term incentive plans ($)	Pension value ($)	All other Compen-sation ($)(5)	Total compensation ($)
John G. Robertson, CEO(1)(2)(3)	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	130,753 131,111 6,448	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	30,000 30,000 30,000	160,753 161,111 36,448
James Vandeberg, CFO(4)(5)	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	26,151 26,222 1,290	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	26,151 26,222 1,290

(1)	Mr. Robertson is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”.
(2)
Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, received or is to receive $2,500 per month from us for management services provided to us.  Mr. Robertson is a trustee of the Robertson Family Trust.  This amount for fiscal 2009 (and fiscal 2008 and 2007) has been paid.

(3)	Mr. Robertson’s option-based awards granted during 2007 consisted of 500,000 stock options which were granted on April 12, 2007 at an exercise price of CDN$1.30 and fair value of CDN$0.849 per share.
(4)	Mr. Vandeberg is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”
(5)	Mr. Vandeberg’s option-based awards granted during 2007 consisted of 100,000 stock options which were granted on April 12, 2007 at an exercise price of CDN$1.30 and fair value of CDN$0.849 per share.
(6)
The value of perquisites received by each of the NEOs, including property or other personal benefits provided to the NEOs that are not generally available to all employees, were not, in the aggregate, greater than $50,000 or 10% of the NEOs total salary for the financial year.

(7)
The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Narrative Discussion

The Company does not have a share-based award plan other than the stock option plan referred to above. The Company also does not have a pension plan or a long term incentive plan.

Employment Contracts and Termination of Employment

There are no employment agreements or other compensating plans or arrangements with regard to any of the Named Executive Officers which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of the Issuer or from a change in a Named Executive Officer’s responsibilities following a change in control.

Pursuant to the Company’s stock option plan, in the event the optionee’s employment by or engagement with (as a director or otherwise) the Company is terminated by the Company for any reason other than death before exercise of the options granted hereunder, the stock  option granted to the Participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect.

In the event the Participant resigns as an employee, the stock option granted to the Participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect.

Refer also to the Compensation Discussion and Analysis section above.

Incentive Plan Awards

Narrative Discussion

As reported above under the Summary Compensation Table, the Company does not have a share-based award plan or a long term incentive plan.  Information with respect to the grant of stock options is more particularly described above in the Option-based Awards and Compensation Discussion and Analysis sections.

Outstanding Option-Based Awards and Share-Based Awards

No option-based awards were granted to the NEOs at the end of the most recently completed financial year.  The following table sets out the option-based awards that are currently outstanding as at the end of the most recently completed financial year.

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John Robertson	500,000	1.30	April 12, 2012	N/A	250,000	212,250
James Vandeberg	100,000	1.30	April 12, 2012	N/A	50,000	42,450

Incentive Plan Awards – value vested or earned during the year

No incentive stock options were granted to any NEOs during the year ended April 30, 2009.

No incentive stock options vested during the year ended April 30, 2009 which were held by the NEOs.

During the year ended April 30, 2009, neither of the two NEOs exercised or sold options.  There were 600,000 unexercised options at the financial year end held by the NEOs, none of which were in-the-money.

Pension Plan Benefits

As reported under the Summary Compensation Table, the Company does not maintain a Pension Plan for its employees and therefore no benefits were received.

Termination of Employment or Change of Control

Other than as described in the Narrative Discussion section under the Summary Compensation Table, the Company has no plans or arrangements with respect to remuneration received or that may be received by the Named Executive Officers during the Company’s most recently completed financial year or current financial year in view of compensating such officers in the event of termination of employment (as a result of resignation, retirement, change of control, etc.) or a change in responsibilities following a change of control, where the value of such compensation exceeds $150,000 per executive officer.

DIRECTOR COMPENSATION

Director Compensation Table

The following table sets forth all compensation provided to the directors for the year ended April 30, 2009.

The Company does not have a share-based award plan for the directors other than the stock option plan referred to above, details of which are provided below under Outstanding Option-Based Awards, Share- Based Awards and Non-equity Incentive Plan Compensation. The Company also does not have a pension plan or a non-equity incentive plan for its directors.

Other than John Robertson, as described above in the Narrative Description and reported in the table below, no directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2009 for services in their capacity as directors.

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incentive plans ($)	Long-term incen-tive plans	Pension value ($)	All other Compen-sation ($)	Total compensation ($)
John G. Robertson, CEO(1)(2)	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
James Vandeberg, CFO(3)	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Jennifer Lorette (4)	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Mr. Robertson is also an NEO and indirectly receives or accrues compensation in that capacity. See “Executive Compensation – Narrative Discussion”.
(2)	Mr. Robertson did not receive option-based awards in his capacity as a director.
(3)	Mr. Vandeberg does not receive any compensation in his capacity as a director, nor any option-based awards in his capacity as a director.
(4)	Ms. Lorette not receive option-based awards in her capacity as a director.
(5)
The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Narrative Description

There was no other cash compensation paid to directors by the Company for services rendered in their capacities as directors for the year ended April 30, 2009.

A management fee was payable, but accrued to Access Information Services, Inc., a company controlled by the Robertson Family Trust, of which Mr. Robertson is a trustee.  Ms Lorette’s option-based awards granted during 2009 consisted of 150,000 stock options which were previously granted on May 10, 2002.  These options were due to expire on May 10, 2009 and were extended until May 10, 2012 at an exercise price of CDN$0.20 and fair value of CDN$0.0788 per share.  Other than as herein set forth, the Company did not pay any compensation to its directors or Named Executive Officers.

Directors of the Company who are also NEOs are not compensated for their services in their capacity as directors, although directors of the Company are reimbursed for their expenses incurred in connection with their services as directors.

Information with respect to grants of options to the directors is reported below under the Narrative Description in the section below entitled Outstanding Option-Based Awards, Share-Based Awards and Non-equity Incentive Plan Compensation.

Other than as described above, no directors of the Company were compensated by the Company during the financial year ended April 30, 2009 for services as consultants or experts.

Option-Based Awards, Share-Based Awards and Non-equity Incentive Plan Compensation for Directors

As disclosed under the Director Compensation Table, the Company does not have a share-based award plan, a pension plan or a non-equity incentive plan for its directors.

Option-based awards to the directors are granted pursuant to the terms of the Company’s stock option plan.  The options are always granted at market price.  The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Directors generally receive a grant of stock options upon their appointment.

During the most recently completed year, no stock options were granted to any directors.

Non-Cash Compensation

No stock options were granted by the Company during the financial year ended April 30, 2009 to the directors who are not a Named Executive Officer of the Company.

There were no exercises of stock options during the financial year ended April 30, 2009 by the directors who are not the Named Executive Officer, and the financial year end value of unexercised options.  There were 225,000 unexercised options at the financial year end held by one director who is not a Named Executive Officer, 125,000 of which were in-the-money.

Incentive Plan Awards Tables

175,000 stock options, which were held by the non-executive directors, vested during the 2009 year.

Related Parties

We entered into the following contracts with related parties.  Related parties consist of companies controlled or significantly influenced by the President of the Company.

(a)
On March 31, 1994, we entered into a management agreement with Access Information Services, Inc., a Washington corporation, which is owned and controlled by the Robertson Family Trust.  A management fee of $2,500 per month is accrued for the provision certain management, administrative, and financial services.  There is no termination or change of control provision.

(b)
The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock.  During the year ended April 30, 2009, fees in the aggregate of $21,333 (2008 - $62,459) for legal services have been paid to the Law Firm.

During the year ended April 30, 2009:

(a)	the value of consulting services of $90,000 (2008 - $90,000) was contributed by the President, CEO and Director of the Company, charged to operations and treated as donated capital.

(b)	the value of consulting services of $30,000 (2008 - $30,000) was contributed by the Vice President and Director of the Company, charged to operations and treated as donated capital.

(c)	the value of consulting services of $30,000 (2008 - $30,000) was contributed by the CFO, COO and Director of the Company, charged to operations and treated as donated capital.

(d)	project management fees of $30,000 (2008 - $30,000) were paid to a company having common officers and directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 7, 2009, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of Shares Owned
John G. Robertson, Chairman of the Board of Directors, President, Chief Executive Officer and Director (1) (2) (3)(5)(10)(11)	10,858,806	38.82%
James McCann (4)	1,312,408	4.69%
Rand Energy Group Inc. (5)	1,312,408	4.69%
Jennifer Lorette, Vice President and Director (6)	255,400	*
James Vandeberg, Chief Operating Officer and Director (7)	175,000	*
Lynn Petersen (8)	105,000	*
Robert Grisar, Vice President (9) – subsequent to year end	227,000	*
Brian Cherry, Vice President of the RadMax® Engine Technology Projects	Nil	*
Reg Technologies Inc.(10)	3,320,000	11.87%
Rainbow Networks Inc.(11)	2,429,800	8.69%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR INDIVIDUALS)	11,486,209	41.06%

*Less than one percent of the issued and outstanding on August 7, 2009, which was 28,036,824

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1) This individual may be deemed to be a "parent or founder" of REGI as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 1,312,408 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 500,000 options. Mr. Robertson's address is the same as the Company's.

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

(4) Includes 1,312,408 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(5) Rand Energy Group Inc. is owned 51% by Reg Tech and 49% by Rand Cam-Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Tech and Rand Cam-Engine Corp. could be considered the beneficial owner of the 1,312,408 shares registered in the name of Rand Energy Group Inc. Mr. Robertson is the sole director of Rand Energy Group Inc.

SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Tech.  Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd.  Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd.  Accordingly, in Note (2) above, beneficial ownership of the 1,312,408 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

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

(6) Includes 225,000 options.  Ms. Lorette's address is the same as the Company's.

(7) Includes 100,000 options.  Mr. Vandeberg's address is 601 Union Street, Suite 4500, Seattle, WA 98101.

(8) Includes 100,000 options.  Ms. Petersen's address is the same as the Company's.

(9) Includes 185,000 options.  Mr. Grisar's address is the same as the Company's.

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

(11) Includes 2,429,800 common shares registered in the name of Rainbow Networks Inc., a British Columbia company controlled by Mr. Robertson, who is sole director, president and secretary. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by Rainbow Networks. Mr. Robertson's address is the same as REGI’s address.

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

In the April 1993 Agreement, an amendment to a previous Amendment Agreement dated November 23, 1992, between Rand Energy, Reg Tech and Brian Cherry (a former officer and director) and an original agreement dated July 30, 1992, between Rand Energy, Reg Tech and Brian Cherry, Cherry agreed to: (a) sell, transfer and assign to Rand Energy all his right, title and interest in and to the technology related to the RadMax® Engine, including all pending and future patent applications in respect of the Technology for all countries except the United States of America, together with any improvements, changes or other variations to the Technology; (b) sell, transfer and assign to us (then called Sky Technologies Inc.), all his right, title and interest in and to the Technology, including all pending and future patent applications in respect of the Technology for the United States of America, together with any improvements, changes or other variations to the Technology.

Other provisions of the April 1993 Agreement call for us (a) to pay to Rand Energy a continuing royalty of 5% of the net profits derived from the Technology by us and (b) to pay to Brian Cherry a continuing royalty of 1% of the net profits derived from the Technology by us.

A final provision of the April 1993 Agreement assigns and transfers ownership to us of any patents, inventions, copyrights, know-how, technical data, and related types of intellectual property conceived, developed or created by Rand Energy or its associated companies either prior to or subsequent to the date of the agreement, which results or derives from the direct or indirect use of the Original Engine and/or RadMax® Engine technologies by Rand Energy.

The terms of the agreements referenced above were negotiated by the parties in non-arm's-length transactions but were deemed by the parties involved to be fair and equitable under the circumstances existing at the time.

Rand Energy Group Inc., a privately held British Columbia corporation which, is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech") and 49% by Rand Cam-Engine Corp.  SMR Investments Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc.  Since May 1977, Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd.  Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Rand Cam-Engine Corp. is a privately held company whose stock is reportedly majority-owned and controlled by James McCann and the balance by several other shareholders.

In April, 2007 a wholly-owned US subsidiary, RadMax Technologies, Inc, a Washington corporation, was formed with the initial focus on winning U.S. military contracts for custom versions of RadMax® products, as well as research and development funding to tailor RadMax® products to meet specific requirements defined by the U.S. military services. RadMax® products include RadMax® internal and external combustion diesel engines, RadMax® pumps, and RadMax® compressors.  James Vandeberg, a director and Chief Financial Officer of the Company is the president and sole director of RadMax Technologies, Inc.  The headquarters for the corporation is located at 601 Union Street, Suite 4500, Seattle, WA 98101.

The world-wide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. which owns 12% of the Company’s issued, and outstanding, stock, and has related directors and officers.

ITEM 13.                      EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-laws	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
3.5	Articles of Amendment Increasing Authorized Capital to 100,000,000 May 2007	(8)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between REGI U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between REGI U.S. and ColTec, Inc.	(3)
10.3	Agreement between ColTec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
21.1	List of Subsidiaries	(7)
23.1	Consent of Independent Auditors (Malone & Bailey PC)	(9)
23.2	Consent of Independent Auditors (Smythe Ratcliffe LLP)	(9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(9)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(9)
32.1	Certification of John G. Robertson, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(9)
32.2	Certification of James Vandeberg, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(9)

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2007
(8)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2008
(9)	Incorporated herein

Report of Independent Registered Public Accounting Firm (Malone & Bailey PC, Certified Public Accountants)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, Malone & Bailey PC, Certified Public Accountants, and to our former auditors, James Stafford, Inc., Chartered Accountants, and Smythe Ratcliffe LLP during 2009 and 2008:

Type of Services Rendered	2009 Fiscal Year	2008 Fiscal Year

(a) Audit Fees	$12,000	$40,443

(b) Audit-Related Fees	$Nil	$Nil

(c) Tax Fees	$Nil	$Nil

(d) All Other Fees	$Nil	$Nil

Our Audit Committee consists of the entire Board of Directors of the Company and is comprised of seasoned business professionals, whereby two members each have over 30 years of experience in the investment business, are board members of several corporations and one of the members is an attorney whose practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. On this basis, we believe that the audit committee has adequate resources available to it when financial expertise and advice are necessary.

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

Upon recommendation of our Audit Committee, on September 25, 2008, our board of directors terminated Smythe Ratcliffe LLP, Chartered Accountants as our principal accountant, who audited our consolidated financial statements for the fiscal year ended April 30, 2008, and appointed James Stafford, Inc., Chartered Accountants as the Company’s new principal accountant.  On July 8, 2009, James Stafford, Inc., Chartered Accountants, resigned as the Company’s principal accountants.  Upon recommendation of our Audit Committee, on July 15, 2009, our board of directors appointed Malone & Bailey PC, Certified Public Accountants, as the Company’s new independent principal accountant (see the Company’s Form 8-K dated October 1, 2008, 8-K/A dated October 6, 2008, 8-K/A dated October 20, 2008, Form 8-K dated July 14, 2009 and the 8-K dated July 17, 2009, filed on EDGAR).

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

Audit Fees
The aggregate fees billed by Smythe Ratcliffe LLP, Chartered Accountants, James Stafford, Inc., Chartered Accountants, and Malone & Bailey PC, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2009 and 2008 were $12,000 and $40,443, respectively.

Audit Related Fees
The aggregate fees billed by Smythe Ratcliffe LLP, Chartered Accountants, James Stafford, Inc., Chartered Accountants, and Malone & Bailey PC, Certified Public Accountants for professional services rendered for assurance and related services, as applicable, relating to the performance of the audit of our consolidated financial statements for the fiscal years ended April 30 2009 and 2008, which are not reported under the heading "Audit Fees" above, were $Nil and $Nil, respectively.

Tax Fees
The aggregate fees billed by Smythe Ratcliffe LLP, Chartered Accountants, James Stafford, Inc., Chartered Accountants, and Malone & Bailey PC, Certified Public Accountants for tax compliance, tax advice and tax planning rendered for the fiscal years ended April 30 2009 and 2008, as applicable, were $Nil and $Nil, respectively.

All Other Fees
For the fiscal years ended April 30 2008 and 2007, the aggregate fees billed by Smythe Ratcliffe LLP, Chartered Accountants, James Stafford, Inc., Chartered Accountants, and Malone & Bailey PC, Certified Public Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: August 17, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson (John G. Robertson)	Chairman of the Board, President, Chief Executive Officer and Director	August 17, 2009

/s/ James Vandeberg (James Vandeberg)	Chief Operating Officer, Chief Financial Officer and Director	August 17, 2009

/s/ Jennifer Lorette (Jennifer Lorette)	Vice President, Secretary and Director	August 17, 2009

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF REGI U.S., INC.
 (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of REGI U.S., Inc. (A Development Stage Company) as at April 30, 2008 and 2007 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2008 and 2007, and the period from July 27, 1992 (date of inception) to April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders’ equity (deficit) and cash flows from July 27, 1992 (date of inception) to April 30, 2005 were audited by other auditors whose report dated August 9, 2005 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows from inception to April 30, 2008, insofar as it relates to amounts for prior periods through April 30, 2005, is solely based on the reports of other auditors.

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

Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, British Columbia
 July 18, 2008

7th Floor, Marine Building 355 Burrard Street, Vancouver, BC Canada V6C 2G8	Fax: 604.688.4675 Telephone: 604.687.1231 Web: SmytheRatcliffe.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of REGI U.S., Inc.

We have audited the accompanying consolidated balance sheet of REGI U.S., Inc., (A Development Stage Company) as of April 30, 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The statements of operations, stockholders’ equity (deficit) and cash flows from July 27, 1992 (date of inception) to April 30, 2005 were audited by other auditors whose report dated August 9, 2005 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. In addition, the statements of operations, stockholders’ equity (deficit) and cash flows from inception to April 30, 2008 were audited by other auditors whose report dated July 18, 2008 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows from inception to April 30, 2009, insofar as it relates to amounts for prior periods through April 30, 2008, is solely based on the reports of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2009 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

August 17, 2009

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$-	$7,645
Due from related parties	260,136	394,963
Prepaid expenses	4,500	872

Total Assets	$264,636	$403,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank indebtedness	$1,789	$2,347
Accounts payable and accrued liabilities	154,318	124,592
Due to related parties	863,194	546,397
Total Current Liabilities	1,019,301	673,336

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value,
27,997,824 and 27,926,824 shares issued and outstanding,
respectively	10,668,488	10,158,831
Deficit accumulated during the development stage	(11,423,153)	(10,428,687)
Total Stockholders’ Deficit	(754,665)	(269,856)

Total Liabilities and Stockholders’ Deficit	$264,636	$403,480

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			July 27, 1992
	Years Ended		(Inception)
	April 30,		Through
	2009	2008	April 30, 2009
Operating Expenses:
Amortization	$-	$-	$130,533
General and administrative	846,979	1,101,636	7,172,715
Impairment loss	-	-	72,823
Gain on settlement of accounts payable	(10,700)	-	(200,351)
Research and development	158,187	134,947	4,247,433

Net Loss	$(994,466)	$(1,236,583)	$(11,423,153)

Net loss per share – basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding – basic and diluted	27,954,000	27,576,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			July 27, 1992
	Years Ended		(Inception)
	March 30,		Through
	2009	2008	April 30, 2009
Cash flows from operating activities:
Net Loss	$(994,466)	$(1,236,583)	$(11,423,153)
Adjustments to reconcile loss to net cash
used by operating activities:
Amortization	-	-	130,533
Donated services	150,000	150,000	1,147,500
Impairment loss	-	-	72,823
Shares issued for services	67,800	35,900	151,200
Stock-based compensation	291,857	241,528	1,057,235
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	(10,700)	-	(200,351)
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	(3,628)	28,276	(4,500)
Accounts payable and accrued liabilities	40,426	59,143	362,825
Net cash used in operating activities	(458,711)	(721,736)	(7,756,584)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	-	-	(236,616)

Cash flows from financing activities
Advances from (repayments to) related parties	451,624	(73,419)	914,305
Bank indebtedness	(558)	2,347	1,789
Proceeds from convertible debentures	-	-	5,000
Proceeds from the sale of common stock	-	636,544	7,072,106
Net cash provided by financing activities	451,066	565,472	7,993,200

Net decrease in cash and cash equivalents	(7,645)	(156,264)	-
Cash and cash equivalents, beginning of period	7,645	163,909	-
Cash and cash equivalents, end of period	$-	$7,645	$-

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Warrants issued for equity line of credit	$-	$-	$1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Deficit
					Accumulated	Total
			Common		During the	Stockholders’
	Common Stock		Stock	Deferred	Development	Equity
	Shares	Amount	Subscribed	Compensation	Stage	(Deficit)
Balances – July 27, 1992 (Inception)	-	$-	$-	$-	$-	$-
Stock issued for intellectual property	5,700,000	57,000	-	-	-	57,000
Stock issued for cash	300,000	3,000	-	-	-	3,000
Net loss	-	-	-	-	(23,492)	(23,492)
Balances – April 30, 1993	6,000,000	60,000	-	-	(23,492)	36,508
Stock issued for cash pursuant to a
public offering	500,000	500,000	-	-	-	500,000
Net loss	-	-	-	-	(394,263)	(394,263)
Balances – April 30, 1994	6,500,000	560,000	-	-	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	-	-	-	1,000
Private placement	250,000	562,500	-	-	-	562,500
Warrants exercised	170,200	213,000	-	-	-	213,000
Net loss	-	-	-	-	(1,225,743)	(1,225,743)
Balances – April 30, 1995	6,930,200	1,336,500	-	-	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	-	-	-	75,800
Warrants exercised	132,200	198,300	-	-	-	198,300
A private offering	341,000	682,000	-	-	-	682,000
Net loss	-	-	-	-	(796,905)	(796,905)
Balances – April 30, 1996	7,635,900	2,292,600	-	-	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	-	-	-	13,700
Warrants exercised	185,400	278,100	-	-	-	278,100
Private placements	165,000	257,500	-	-	-	257,500
Net loss	-	-	-	-	(510,184)	(510,184)
Balances – April 30, 1997	8,123,300	2,841,900	-	-	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	-	-	-	5,000
A units offering	500,000	500,000	-	-	-	500,000
Stock issued for acquisition of
AVFS rights	400,000	288,251	-	-	-	288,251
Stock issued for services	125,000	170,250	-	-	-	170,250
Stock issued to settle an accrued
liability	50,000	25,000	-	-	-	25,000
Net loss	-	-	-	-	(580,901)	(580,901)
Balances – April 30, 1998	9,248,300	3,830,401	-	-	(3,531,488)	298,913
Stock issued for services	100,000	71,046	-	-	-	71,046
Net loss	-	-	-	-	(397,924)	(397,924)
Balances – April 30, 1999	9,348,300	3,901,447	-	-	(3,929,412)	(27,965)

Stock issued for cash pursuant to:
A private placement	852,101	639,075	-	-	-	639,075
Cash commission paid	-	(47,607)	-	-	-	(47,607)
Warrants exercised	17,334	17,334	-	-	-	17,334
Stock-based compensation	-	15,417	-	-	-	15,417
Net loss	-	-	-	-	(413,495)	(413,495)
Balances – April 30, 2000	10,217,735	4,525,666	-	-	(4,342,907)	182,759
Stock issued for cash pursuant to
warrants exercised	4,000	2,000	-	-	-	2,000
Stock-based compensation	-	18,500	-	-	-	18,500
Stock to be issued	-	-	72,000	-	-	72,000
Net loss	-	-	-	-	(808,681)	(808,681)
Balances – April 30, 2001	10,221,735	4,546,166	72,000	-	(5,151,588)	(533,422)
Stock issued for cash pursuant to a
private placement	1,066,200	266,550	(72,000)	-	-	194,550
Amount receivable	-	(3,000)	-	-	-	(3,000)
Stock-based compensation	-	3,083	-	-	-	3,083
Net loss	-	-	-	-	(156,090)	(156,090)
Balances – April 30, 2002	11,287,935	4,812,799	-	-	(5,307,678)	(494,879)
Stock issued to settle debt	6,100,000	305,000	-	-	-	305,000
Stock issued for services	250,000	16,500	-	-	-	16,500
Stock issued for convertible
debenture	50,000	5,000	-	-	-	5,000
Stock to be issued	-	-	25,968	-	-	25,968
Donated consulting services	-	187,500	-	-	-	187,500
Net loss	-	-	-	-	(220,972)	(220,972)
Balances – April 30, 2003	17,687,935	5,326,799	25,968	-	(5,528,650)	(175,883)
Donated consulting services	-	210,000	-	-	-	210,000
Stock issued for cash pursuant to a
private placement	173,120	25,968	(25,968)	-	-	-
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	-	-	-	86,000
Stock options exercised	100,000	20,000	-	-	-	20,000
Stock-based compensation	-	78,184	-	(78,184)	-	-
Stock issued for services	400,000	92,000	-	(92,000)	-	-
Stock issued to settle debt	3,320,000	166,000	-	-	-	166,000
Deferred compensation	-	-	-	142,355	-	142,355
Net loss	-	-	-	-	(609,913)	(609,913)
Balances – April 30, 2004	22,231,055	6,004,951	-	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	-	(24,000)	-	-
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	-	-	-	29,750
Warrants exercised	173,120	34,624	-	-	-	34,624
Private placement	1,032,800	258,200	-	-	-	258,200
Stock-based compensation	-	23,304	-	-	-	23,304
Donated consulting services	-	150,000	-	-	-	150,000
Deferred compensation	-	-	-	38,829	-	38,829
Net loss	-	-	-	-	(584,889)	(584,889)
Balances – April 30, 2005	23,720,725	6,524,829	-	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to
common stock	-	(13,000)	-	13,000	-	-

Stock issued for cash pursuant to:
Options exercised	212,000	53,313	-	-	-	53,313
Warrants exercised	406,400	142,240	-	-	-	142,240
Private placement	1,500,000	881,088	-	-	-	881,088
Common stock subscribed	-	-	3,750	-	-	3,750
Stock-based compensation	-	124,793	-	-	-	124,793
Deferred compensation	-	12,000	-	-	-	12,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,055,358)	(1,055,358)
Balances – April 30, 2006	25,839,125	7,875,263	3,750	-	(7,778,810)	100,203
Stock issued for cash pursuant to:
Options exercised	662,250	143,938	(3,750)	-	-	140,188
Warrants exercised	268,833	217,666	-	-	-	217,666
Private placement	120,000	120,000	-	-	-	120,000
Private placement costs	-	(3,504)	(13,673)	-	-	(17,177)
Common stock subscribed	-	-	272,700	-	-	272,700
Stock issued for services	29,000	60,000	-	-	-	60,000
Stock-based compensation	-	260,569	-	-	-	260,569
Deferred compensation	-	1,000	-	-	-	1,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,413,294)	(1,413,294)
Balances – April 30, 2007	26,919,208	8,824,932	259,027	-	(9,192,104)	(108,145)
Stock issued for cash pursuant to:
Options exercised	38,500	12,125	-	-	-	12,125
Warrants exercised	99,166	96,666	(10,000)	-	-	86,666
Private placement	833,950	833,950	(262,700)	-	-	571,250
Private placement costs	-	(47,170)	13,673	-	-	(33,497)
Options exercised for services	36,000	46,800	-	-	-	46,800
Stock-based compensation	-	241,528	-	-	-	241,528
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,236,583)	(1,236,583)
Balances – April 30, 2008	27,926,824	10,158,831	-	-	(10,428,687)	(269,856)
Options exercised for services	71,000	67,800	-	-	-	67,800
Stock-based compensation	-	291,857	-	-	-	291,857
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(994,466)	(994,466)
Balances – April 30, 2009	27,997,824	$10,668,488	$-	$-	$(11,423,153)	$(754,665)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1.                                   ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

REGI U.S., Inc. (the “Company”) was incorporated in the State of Oregon, U.S.A., on July 27, 1992.

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Rad Max, since its date of incorporation on April 10, 2007. All inter-company balances and transactions have been eliminated on consolidation.

Fiscal period

The Company’s fiscal year ends on April 30.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, amounts due to related parties, bank indebtedness, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment (as amended),” which establishes the accounting treatment for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of SFAS No. 123 (R), share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period).The Company accounts for share-based payments to non-employees in accordance with guidance provided by Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company has determined that the adoption of SFAS No. 167 will have no impact will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company has determined that the adoption of SFAS No. 166 will have no impact will have on its consolidated financial statements.

In May 2009, the FSAB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The Company is evaluating the impact that the adoption of SFAS No. 165 will have on its consolidated financial statements.

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

In June 2008, FASB ratified EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company is currently evaluating the potential impact, if any, of the adoption of EITF No. 07-05 on its consolidated results of operation and financial condition.

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008. We examined our convertible debt instruments and preferred stock for applicability under this FSP. The Company is currently evaluating the potential impact, if any, of the adoption of FASB Staff Position No. 14-1 on its consolidated results of operation and financial condition.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for the Company on January 1, 2008. We have partially adopted FAS 157 as of January 1, 2008 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2,  Partial Deferral of the Effective Date of Statement 157,”  (“FSP 157-2”).  The adoption of FAS 157 did not have an impact on our consolidated financial position or operating results.   FSP 157-2 delays the effective date of FAS 157 from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Recent accounting pronouncements adopted

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company adopted SFAS 163 on February 1, 2009 and has determined that SFAS 163 did not have an impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for periods beginning after 15 November 2008.  The Company adopted SFAS 163 on February 1, 2009 has determined that SFAS 161 did not have an impact on its consolidated financial statements.

NOTE 2.                                   GOING CONCERN

The Company has a net loss of $994,466 during the year ended April 30, 2009 and has working capital deficit of $754,665 and an accumulated deficit of $11,423,153 at April 30, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of April 30, 2009 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company.  Further, Rand owns approximately 9% of the shares of the Company, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. There is no assurance that any of these activities will be successful.

NOTE 3.                                   RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company. As of April 30, 2009, there was $260,136 due from related parties and $863,194 due to related parties. As of April 30, 2008, there was $394,963 due from related parties and $546,397 due to related parties. There is no right of offset associated with these payables and receivables.

As part of an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an officer and director of the Company, the Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the year ended April 30, 2009 and 2008, fees in the aggregate of $21,333 and $62,459, respectively, for legal services have been paid or accrued to the Law Firm.

During the fiscal year ended April 30, 2008, a company with common directors transferred 30,000 shares it holds of the Company to a consultant pursuant to a consulting agreement for services valued at $29,700.

During the fiscal year ended April 30, 2008, a Company controlled by the President of the Company purchased 71,000 units pursuant to a private placement for cash proceeds of $71,000.

During year ended April 30, 2009, the President, CEO and director of the Company provided consulting services to the Company. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the year ended April 30, 2008.

During year ended April 30, 2009, the Vice President and director of the Company provided consulting services to the Company. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the year ended April 30, 2008.

During year ended April 30, 2009, the CFO, COO and director of the Company provided consulting services to the Company. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the year ended April 30, 2008.

During year ended April 30, 2009 and 2008, project management fees of $30,000 were paid to a company having common officers and directors.

NOTE 4.                                   STOCKHOLDERS’ EQUITY

a)      Common Stock Options and Warrants

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000 (the “2000 Plan”).

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

During the year ended April 30, 2009 and 2008, the Company recorded stock-based compensation of $291,857 and $241,528, respectively.  At April 30, 2009, the Company had $713,538 and $1,044,431, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	April 30,
	2009	2008

Risk free interest rate	1.26% - 2.12%	3.49%
Expected life	3.0 – 5.0 years	2.5 years
Annualized volatility	88% - 113%	110%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  The subjective input assumptions can materially affect the fair value estimate.

On May 10, 2007, the Company extended the term on 75,000 options for an additional two years.  The incremental fair value of the modification of the stock options was estimated to be $0.05 per share.  The fair value of the extended options was estimated at the date of grant or modification using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.53%, expected volatility of 118%, an expected option life of 2.1 years and no expected dividends.

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

On October 1, 2008, the Company granted 100,000 common stock warrants from the 2000 Stock Option Plan to a consultant exercisable at $0.60 per share, up to October 1, 2011.  The fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 2.12%, expected volatility of 110%, an expected option life of 3 years and no expected dividends.

On January 13, 2009, the Company granted 100,000 common stock warrants from the 2000 Stock Option Plan to a consultant exercisable at $0.50 per share, up to January 13, 2013.  The fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 1.26%, expected volatility of 88%, an expected option life of 4 years and no expected dividends.

On April 22, 2009, the Company extended the term on 75,000 options for an additional three years.  The incremental fair value of the modification of the stock options was estimated to be $5,912.  The fair value of the extended options was estimated at the date of grant or modification using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 1.36%, expected volatility of 66%, an expected option life of 3.1 years and no expected dividends.

On April 23, 2009, the Company granted 50,000 common stock warrants from the 2000 Stock Option Plan to a consultant exercisable at $0.25 per share, up to April 23, 2014.  The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 1.89%, expected volatility of 113%, an expected option life of 5 years and no expected dividends.

A summary of the Company’s stock option activity for the years ended April 30, 2008 and 2009 is as follows:

	April 30, 2009		April 30, 2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	1,439,000	$1.05	1,488,500	$1.04
Granted	-	-	25,000	1.30
Exercised	(36,000)	1.30	(74,500)	0.79
Expired	(250,000)	0.29	-	-
Cancelled	(25,000)	2.09	-	-
Outstanding at end of period	1,128,000	$1.19	1,439,000	$1.05
Exercisable at end of period	587,500	$1.28	306,250	$1.22
Weighted average fair value of options granted		$-		$0.62

At April 30, 2009, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $2.09 per share and 2.88 years, respectively. The intrinsic value of “in the money” options at April 30, 2009 was $6,000.

A summary of the Company’s common stock warrant activity for the years ended April 30, 2008 and 2009 is as follows:

	April 30, 2009		April 30, 2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	3,452,950	$1.19	3,133,167	$1.07
Granted	250,000	0.49	873,950	1.29
Exercised	(35,000)	0.60	(99,166)	0.97
Expired	-	-	(455,001)	1.00
Cancelled	-	-	-	-
Outstanding at end of period	3,667,950	$1.15	3,452,950	$1.19
Exercisable at end of period	3,259,200	$1.15	3,171,700	$1.17

At April 30, 2009, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $2.20 per share and 2.77 years, respectively. The intrinsic value of “in the money” warrants at April 30, 2009 was $1,500.

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

During the year ended April 30, 2007, the Company entered into a Financial Advisory Agreement valued at $120,000 for services to be rendered over a one-year period. Part of this agreement stated that $60,000 was to be paid by issuance of the Company’s shares of common stock. At the date of this obligation, 29,000 shares were issued when the value of the Company’s stock was $2.07 per share. During the fiscal year ended April 30, 2008, the Company charged $12,500 to operations for the pro-rata portion of stock-based compensation related to the services performed.

During the year ended April 30, 2009, a consultant exercised 36,000 common stock warrants with a fair value of $46,800 for services rendered; 50% was charged to research and development and the other 50% charged to a related party as per the agreement.

During the year ended April 30, 2009, a consultant exercised 35,000 common stock warrants with a fair value of $21,000 for services rendered and was charged to research and development.

d)   Equity Line of Credit

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

e)      Other

During the year ended April 30, 2008, the Company issued 13,500 shares at $0.25 per share upon the exercise of stock options for proceeds of $3,375.

During the year ended April 30, 2008, the Company issued 25,000 shares at $0.35 per share upon the exercise of stock options for proceeds of $8,750.

During the year ended April 30, 2008, the Company issued 36,000 shares at $1.30 per share upon the exercise of stock options for services rendered with a fair value of $46,800.

During the year ended April 30, 2008, the Company issued 86,666 shares at $1 per share upon the exercise of warrants for proceeds of $86,666.

During the year ended April 30, 2008, the Company issued 12,500 shares at $0.80 per share upon the exercise of warrants for proceeds of $10,000.

During the year ended April 30, 2008, the Company issued 833,950 units at $1 per unit pursuant to a private placement for cash proceeds of $786,780, net of issue costs of $47,170. Each unit consists of one share and one warrant.

Each warrant enables the holder to purchase one additional share at an exercise price of $1.50 per share for five years after closing date.

During the year ended April 30, 2008, the Company increased its number of authorized shares without par value to 100,000,000.

NOTE 5.                                   COMMITMENTS

a)
Pursuant to a letter of understanding dated December 13, 1993 between the Company, Rand and Reg (collectively called the grantors) and West Virginia University Research Corporation (“WVURC”), the grantors have agreed that WVURC shall own 5% of all patented technology with regards to RC/DC Engine technology and will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology.  To date no sales have been accrued and no royalties have been accrued or paid.

b)
Pursuant to an agreement dated August 20, 1992, the Company acquired the U.S. rights to the original RC/DC Engine from Rand.  The Company will pay Rand and the original owner a net profit royalty of 5% and 1%, respectively.  To date no sales have been accrued and no royalties have been accrued or paid.

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

NOTE 6.                                   INCOME TAXES

We account for income taxes in accordance with Statement of Financial Standards No. 109, “Accounting for Income Taxes,” which uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rate applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and result primarily form differences in methods used to amortize intangible assets. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. The effect on deferred income taxes of the change in tax rates is recognized in income in the period that includes the enactment date.

The Company has losses carried forward for income tax purposes to April 30, 2009, however, the related deferred tax asset has been fully reserved due to management’s determination that the realization of the deferred tax assets is less than likely. The difference between the statutory tax rate and the effective tax rate is the valuation allowance.

The composition of the Company’s deferred tax assets at April 30, 2009 and 2008 is as follows:

	April 30,
	2009	2008

Net operating loss carry forward	9,073,809	8,589,000

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	3,175,833	3,006,200
Less: Valuation allowance	(3,175,833)	(3,006,200)

Net deferred tax asset	-	-

As of April 30, 2009, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $9,073,809 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes will expire in the years 2024 through 2029.

NOTE 7.                                   SUBSEQUENT EVENTS

The following events occurred subsequent to April 30, 2009  The Company evaluated all events and transactions that occured after April 30, 2009 up through August 17, 2009, the date the Company issued these financial statements:

a)	On May 4, 2009, the Company entered into a consulting agreement for a period of one month for compensation in the amount of $10,000 in cash.

b)	In May through July 2009, the Company issued 9,000 shares at $1.30 per share upon the exercise of stock options for consulting services rendered with a fair value of $11,700.

c)	In May through July 2009, the Company issued 10,000 shares at $0.60 per share upon the exercise of stock options for consulting services rendered with a fair value of $9,000.

d)
On June 6, 2009, the Company granted 100,000 stock options exercisable at $0.25 per share with an expiration date of January 6, 2010. The options vest as follows: 20% vest immediately upon grant, 20% vest 30 days from the date of the first exercise, 20% vest 30 days from the date of the second exercise, 20% vest 30 days from the date of the third exercise and 20% vest 30 days from the date of the fourth exercise.

e)	On July 31, 2009 the Company issued 20,000 shares at $0.25 per share pursuant to a partial exercise of a stock option