Form 10-Q
period 2009-07-31
REGI U S INC
filed 2009-09-21
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

September 17, 2009

Common –  28,039,824 shares

Management’s Responsibility for Financial Statements

The preparation of the financial statements, conforming with GAAP, requires the Company's management to make estimates and assumptions in order to make a determination of the future values for certain assets or liabilities. Management believes such estimates have been based on careful judgments and have been properly reflected in the accompanying financial statements. Actual results may differ from those estimates.

Management maintains a system of internal controls to provide reasonable assurance that the Company’s assets are safeguarded and to facilitate the preparation of relevant and timely information.

PART I - FINANCIAL INFORMATION

ITEM  1   FINANCIAL STATEMENTS

The unaudited consolidated financial statements of REGI U.S., Inc. (“we,” “us,” “our,” “the Company” and “REGI”) as of July 31, 2009 and for the three months ended July 31, 2009 and July 31, 2008 and for the period from inception through July 31, 2009 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim consolidated financial statements referred to above include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2009 audited annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s April 30, 2009 audited annual consolidated financial statements.

Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Financial Statements

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	July 31, 2009	April 30, 2009
ASSETS
Current Assets:
Due from related parties	$273,650	$260,136
Prepaid expenses	2,246	4,500

Total Current Assets	$275,896	$264,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank indebtedness	$5,307	$1,789
Accounts payable and accrued liabilities	147,340	154,318
Due to related parties	948,498	863,194
Derivative liabilities	259,735	-
Total Current Liabilities	1,360,880	1,019,301

Stockholders’ Deficit:
Capital stock, 100,000,000 shares authorized, no par value,
28,036,824 and 27,997,824 shares issued and outstanding,
respectively	8,425,752	10,668,488
Deficit accumulated during the development stage	(9,510,736)	(11,423,153)
Total Stockholders’ Deficit	(1,084,984)	(754,665)

Total Liabilities and Stockholders’ Deficit	$275,896	$264,636

The accompanying notes are an integral part of these consolidated financial statements.

(2)

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

			July 27, 1992
	Three Months Ended		(Inception)
	July 31,		Through
	2009	2008	July 31, 2009
Operating Expenses:
Amortization	$-	$-	$130,533
General and administrative	167,354	401,813	7,340,069
Impairment loss	-	-	651,332
Gain on settlement of accounts payable	-	-	(200,351)
Research and development	41,190	29,605	3,710,114

Loss from Operations	(208,544)	(431,418)	(11,631,697)

Other Income:
Gain on change in fair value of derivative liabilities	20,753	-	20,753

Net Loss	$(187,791)	$(431,418)	$(11,610,944)

Net loss per share – basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	28,010,000	27,931,000

The accompanying notes are an integral part of these consolidated financial statements.

(3)

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			July 27, 1992
	Three Months Ended		(Inception)
	July 31,		Through
	2009	2008	July 31, 2009
Cash flows from operating activities:
Net Loss	$(187,791)	$(431,418)	$(11,610,944)
Adjustments to reconcile loss to net cash
used by operating activities:
Amortization	-	-	130,533
Donated services	37,500	37,500	1,185,000
Impairment loss		-	651,332
Shares issued for services	22,700	5,850	173,900
Stock-based compensation	77,760	217,556	1,134,995
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liability	(20,753)	-	(20,753)
Changes in operating assets and liabilities:
Accounts receivable	-	-	(4,500)
Prepaid expenses	2,254	349	(746)
Accounts payable and accrued liabilities	(6,978)	(3,357)	355,847
Net cash used in operating activities	(75,308)	(173,520)	(7,831,892)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	-	-	(236,616)

Cash flows from financing activities
Advances from (repayments to) related parties	71,790	174,999	986,095
Bank indebtedness	3,518	(223)	5,307
Proceeds from convertible debentures	-	-	5,000
Proceeds from the sale of common stock	-	-	7,072,106
Net cash provided by (used in) financing activities	75,308	174,776	(8,068,508)

Net increase in cash and cash equivalents	-	1,256	-
Cash and cash equivalents, beginning of period	-	7,645	-
Cash and cash equivalents, end of period	$-	$8,901	$-

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Warrants issued for equity line of credit	$-	$-	$1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000
Cumulative effect of change in accounting principal	280,488	-	280,488

The accompanying notes are an integral part of these consolidated financial statements.

(4)

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

					Deficit
					Accumulated	Total
			Common		During the	Stockholders’
	Common Stock		Stock	Deferred	Development	Equity
	Shares	Amount	Subscribed	Compensation	Stage	(Deficit)
Balances – July 27, 1992 (Inception)	-	$-	$-	$-	$-	$-
Stock issued for intellectual property	5,700,000	57,000	-	-	-	57,000
Stock issued for cash	300,000	3,000	-	-	-	3,000
Net loss	-	-	-	-	(23,492)	(23,492)
Balances – April 30, 1993	6,000,000	60,000	-	-	(23,492)	36,508
Stock issued for cash pursuant to a public offering	500,000	500,000	-	-	-	500,000
Net loss	-	-	-	-	(394,263)	(394,263)
Balances – April 30, 1994	6,500,000	560,000	-	-	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	-	-	-	1,000
Private placement	250,000	562,500	-	-	-	562,500
Warrants exercised	170,200	213,000	-	-	-	213,000
Net loss	-	-	-	-	(1,225,743)	(1,225,743)
Balances – April 30, 1995	6,930,200	1,336,500	-	-	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	-	-	-	75,800
Warrants exercised	132,200	198,300	-	-	-	198,300
A private offering	341,000	682,000	-	-	-	682,000
Net loss	-	-	-	-	(796,905)	(796,905)
Balances – April 30, 1996	7,635,900	2,292,600	-	-	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	-	-	-	13,700
Warrants exercised	185,400	278,100	-	-	-	278,100
Private placements	165,000	257,500	-	-	-	257,500
Net loss	-	-	-	-	(510,184)	(510,184)
Balances – April 30, 1997	8,123,300	2,841,900	-	-	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	-	-	-	5,000
A units offering	500,000	500,000	-	-	-	500,000
Stock issued for acquisition of AVFS rights	400,000	288,251	-	-	-	288,251
Stock issued for services	125,000	170,250	-	-	-	170,250
Stock issued to settle an accrued liability	50,000	25,000	-	-	-	25,000
Net loss	-	-	-	-	(580,901)	(580,901)
Balances – April 30, 1998	9,248,300	3,830,401	-	-	(3,531,488)	298,913
Stock issued for services	100,000	71,046	-	-	-	71,046
Net loss	-	-	-	-	(397,924)	(397,924)
Balances – April 30, 1999	9,348,300	3,901,447	-	-	(3,929,412)	(27,965)
Stock issued for cash pursuant to:

(5)

A private placement	852,101	639,075	-	-	-	639,075
Cash commission paid	-	(47,607)	-	-	-	(47,607)
Warrants exercised	17,334	17,334	-	-	-	17,334
Stock-based compensation	-	15,417	-	-	-	15,417
Net loss	-	-	-	-	(413,495)	(413,495)
Balances – April 30, 2000	10,217,735	4,525,666	-	-	(4,342,907)	182,759
Stock issued for cash pursuant to warrants exercised	4,000	2,000	-	-	-	2,000
Stock-based compensation	-	18,500	-	-	-	18,500
Stock to be issued	-	-	72,000	-	-	72,000
Net loss	-	-	-	-	(808,681)	(808,681)
Balances – April 30, 2001	10,221,735	4,546,166	72,000	-	(5,151,588)	(533,422)
Stock issued for cash pursuant to a private placement	1,066,200	266,550	(72,000)	-	-	194,550
Amount receivable	-	(3,000)	-	-	-	(3,000)
Stock-based compensation	-	3,083	-	-	-	3,083
Net loss	-	-	-	-	(156,090)	(156,090)
Balances – April 30, 2002	11,287,935	4,812,799	-	-	(5,307,678)	(494,879)
Stock issued to settle debt	6,100,000	305,000	-	-	-	305,000
Stock issued for services	250,000	16,500	-	-	-	16,500
Stock issued for convertible debenture	50,000	5,000	-	-	-	5,000
Stock to be issued	-	-	25,968	-	-	25,968
Donated consulting services	-	187,500	-	-	-	187,500
Net loss	-	-	-	-	(220,972)	(220,972)
Balances – April 30, 2003	17,687,935	5,326,799	25,968	-	(5,528,650)	(175,883)
Donated consulting services	-	210,000	-	-	-	210,000
Stock issued for cash pursuant to a private placement	173,120	25,968	(25,968)	-	-	-
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	-	-	-	86,000
Stock options exercised	100,000	20,000	-	-	-	20,000
Stock-based compensation	-	78,184	-	(78,184)	-	-
Stock issued for services	400,000	92,000	-	(92,000)	-	-
Stock issued to settle debt	3,320,000	166,000	-	-	-	166,000
Deferred compensation	-	-	-	142,355	-	142,355
Net loss	-	-	-	-	(609,913)	(609,913)
Balances – April 30, 2004	22,231,055	6,004,951	-	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	-	(24,000)	-	-
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	-	-	-	29,750
Warrants exercised	173,120	34,624	-	-	-	34,624
Private placement	1,032,800	258,200	-	-	-	258,200
Stock-based compensation	-	23,304	-	-	-	23,304
Donated consulting services	-	150,000	-	-	-	150,000
Deferred compensation	-	-	-	38,829	-	38,829
Net loss	-	-	-	-	(584,889)	(584,889)
Balances – April 30, 2005	23,720,725	6,524,829	-	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to common stock	-	(13,000)	-	13,000	-	-
Stock issued for cash pursuant to:
Options exercised	212,000	53,313	-	-	-	53,313

(6)

Warrants exercised	406,400	142,240	-	-	-	142,240
Private placement	1,500,000	881,088	-	-	-	881,088
Common stock subscribed	-	-	3,750	-	-	3,750
Stock-based compensation	-	124,793	-	-	-	124,793
Deferred compensation	-	12,000	-	-	-	12,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,055,358)	(1,055,358)
Balances – April 30, 2006	25,839,125	7,875,263	3,750	-	(7,778,810)	100,203
Stock issued for cash pursuant to:
Options exercised	662,250	143,938	(3,750)	-	-	140,188
Warrants exercised	268,833	217,666	-	-	-	217,666
Private placement	120,000	120,000	-	-	-	120,000
Private placement costs	-	(3,504)	(13,673)	-	-	(17,177)
Common stock subscribed	-	-	272,700	-	-	272,700
Stock issued for services	29,000	60,000	-	-	-	60,000
Stock-based compensation	-	260,569	-	-	-	260,569
Deferred compensation	-	1,000	-	-	-	1,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,413,294)	(1,413,294)
Balances – April 30, 2007	26,919,208	8,824,932	259,027	-	(9,192,104)	(108,145)
Stock issued for cash pursuant to:
Options exercised	38,500	12,125	-	-	-	12,125
Warrants exercised	99,166	96,666	(10,000)	-	-	86,666
Private placement	833,950	833,950	(262,700)	-	-	571,250
Private placement costs	-	(47,170)	13,673	-	-	(33,497)
Options exercised for services	36,000	46,800	-	-	-	46,800
Stock-based compensation	-	241,528	-	-	-	241,528
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,236,583)	(1,236,583)
Balances – April 30, 2008	27,926,824	10,158,831	-	-	(10,428,687)	(269,856)
Options exercised for services	71,000	67,800	-	-	-	67,800
Stock-based compensation	-	291,857	-	-	-	291,857
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(994,466)	(994,466)
Balances – April 30, 2009	27,997,824	10,668,488	-		(11,423,153)	(754,665)
Cumulative effect of change in accounting principle - May 1, 2009 reclassification of embedded feature of equity linked financial instruments to derivative liabilities	-	(2,380,696)	-	-	2,100,208	(280,488)
Options exercised for services	39,000	22,700	-	-	-	22,700
Stock-based compensation	-	77,760	-	-	-	77,760
Donated consulting services	-	37,500	-	-	-	37,500
Net loss	-	-	-	-	(187,791)	(187,791)
Balances – July 31, 2009	28,036,824	$8,425,752	$-	$-	$(9,510,736)	$(1,084,984)

The accompanying notes are an integral part of these consolidated financial statements.

(7)

REGI U.S., Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of REGI U.S., Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2009 filed on Form 10K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10K have been omitted.

Derivative Financial Instruments

REGI does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. REGI evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, REGI uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

(8)

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities. Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of July 31, 2009.

	July 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities	$-	$259,735	$-	$259,735

NOTE 2. GOING CONCERN

The Company has a net loss of $187,791 for the three months ended July 31, 2009 and has a working capital deficit of $1,084,984 and an accumulated deficit of $9,510,736 at July 31, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s interim consolidated financial statements as of July 31, 2009 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company. As of July 31, 2009, there was $273,650 due from related parties and $948,498 due to related parties. As of April 30, 2009, there was $260,136 due from related parties and $863,194 due to related parties. There is no right of offset associated with these payables and receivables.

(9)

As part of an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an officer and director of the Company, the Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the three month period ended July 31, 2009 and 2008, fees in the aggregate of $938 and $19,270, respectively, for legal services have been paid or accrued to the Law Firm.

During the three month period ended July 31, 2009, the President, CEO and director of the Company provided consulting services to the Company. These services were valued at $22,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the three month period ended July 31, 2008.

During the three month period ended July 31, 2009, the Vice President and director of the Company provided consulting services to the Company. These services were valued at $7,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the three month period ended July 31, 2008.

During the three month period ended July 31, 2009, the CFO, COO and director of the Company provided consulting services to the Company. These services were valued at $7,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the three month period ended July 31, 2008.

During three month period ended July 31, 2009 and 2008, project management fees of $47,190 and $29,605 respectively were paid to a company having common officers and directors.

NOTE 4. STOCKHOLDERS’ EQUITY

a)

Common Stock Options and Warrants

During the three month period ended July 31, 2009 and 2008, the Company recorded stock-based compensation of $77,760 and $217,556, respectively.  At July 31, 2009 and 2008, the Company had $683,639 and $826,875, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

July 31,
2009

Risk free interest rate	0.51%
Expected life	0.5 years
Annualized volatility	192%
Expected dividends	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  The subjective input assumptions can materially affect the fair value estimate.

On July 6, 2009, the Company granted 100,000 common stock warrants from the 2000 Stock Option Plan to a consultant exercisable at $0.25 per share, up to January 6, 2010.  The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 0.51%, expected volatility of 192%, an expected option life of 0.5 years and no expected dividends.

(10)

A summary of the Company’s stock option activity for the three month period ended July 31, 2008 is as follows:

	July 31, 2009
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	1,128,000	$1.19
Granted	-	-
Exercised	(9,000)	1.30
Expired	-	-
Cancelled	-	-
Outstanding at end of period	1,119,000	$1.19
Exercisable at end of period	531,500	$1.24

At July 31, 2009, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.37 per share and 2.60 years, respectively. The intrinsic value of “in the money” options at July 31, 2009 was $3,750.

A summary of the Company’s common stock warrant activity for the three month period ended July 31, 2009 is as follows:

	July 31, 2009
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	3,667,950	$1.15
Granted	100,000	0.25
Exercised	(30,000)	0.37
Expired	-	-
Cancelled	-	-
Outstanding at end of period	3,737,950	$1.13
Exercisable at end of period	3,239,200	$1.15

At July 31, 2009, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $2.20 per share and 2.52 years, respectively. The intrinsic value of “in the money” warrants at July 31, 2009 was $Nil.

b)

Non-Cash Consideration

Shares issued for non-cash consideration to third parties were accounted for under EITF 96-18 and valued based on the quoted stock price.

During the three months ended July 31, 2009, a consultant exercised 9,000 stock warrants and received 9,000 shares of common stock. The exercise price for these warrants totaled $11,700. The company accepted services in lieu of cash for the exercise price, which resulted in additional expense of $11,700 for services rendered.

(11)

During the three months ended July 31, 2009, a consultant exercised 10,000 stock warrants and received 10,000 shares of common stock. The exercise price for these warrants totaled $6,000. The company accepted services in lieu of cash for the exercise price, which resulted in additional expense of $6,000 for services rendered.

During the three months ended July 31, 2009, a consultant exercised 20,000 stock warrants and received 20,000 shares of common stock. The exercise price for these warrants totaled $5,000. The company accepted services in lieu of cash for the exercise price, which resulted in additional expense of $5,000 for services rendered.

NOTE 5. WARRANT DERIVATIVES

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock." The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 2,059,000 of REGI’s warrants that were previously classified in equity were reclassified to derivative liabilities on May 1, 2009 due to the presence of a reset feature that allows for a reduction in the strike price of the warrant in the event that the company issues similar instruments at a lower strike price in a future period. REGI estimated the fair value of these liabilities as of May 1, 2009 to be $280,488 and recorded a decrease of $2,380,696 to Additional Paid-in Capital and a reduction of $2,100,208 to Accumulated Deficit. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of changes in stockholders’ equity (deficit).

These warrants were fair valued as of July 31, 2009 and marked to market at that date. The fair value of the warrants at July 31, 2009 was determined to be $259,735 resulting in a gain on the change in fair value of derivatives of $20,753 for the three months ended July 31, 2009.

REGI used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility ranging from 129% to 198%; risk-free interest rates ranging from 1.13% to 4.57%; and expected terms ranging from 2.30 to 5.00 years.

NOTE 6. COMMITMENTS

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

(12)

e)

On May 4, 2009, the Company entered into a consulting agreement for a period of one month for compensation in the amount of $10,000 in cash.

NOTE 7. SUBSEQUENT EVENTS

The following events occurred subsequent to July 31, 2009 and were evaluated through September 21, 2009:

a.)

In August 2009, a consultant exercised 3,000 stock warrants and received 3,000 shares of common stock. The exercise price for these warrants totaled $3,900. The company accepted services in lieu of cash for the exercise price, which resulted in additional expense of $3,900 for services rendered.

(13)

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-KSB for the fiscal year ended April 30, 2009. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB or Form 10-K, our Quarterly Reports on Form 10-QSB or Form 10-Q and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our,” and “REGI” mean REGI U.S., Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CORPORATE BACKGROUND

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc.  On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc.  Rand Energy Group Inc., a privately held British Columbia corporation ("Rand Energy") holds approximately 5% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech").  Reg Tech holds approximately 12% of the common shares of REGI. The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington. Rad Max hopes to win military contracts for custom versions of the RC/DC Engine. The accounts of the subsidiary are incorporated in the accounts of the Company as at July 31, 2009.

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

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three-month periods ended July 31, 2009 and July 31, 2008 should be read in conjunction with our most recent audited annual consolidated financial statements for the financial year ended April 30, 2009, the unaudited interim consolidated financial statements included herein, and, in each case, the related notes.

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

REGI U.S., Inc. is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at July 31, 2009, the Company has a working capital deficit of $1,084,984 and has an accumulated deficit of $9,510,736 since inception. Further losses are expected until we complete a licensing agreement with a manufacturer and reseller.  Our only assets are related party receivables totaling $273,650 and prepaid expenses, totaling $2,246. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

Summary of Quarterly Results

The following information is provided for each of the Company’s eight most recently completed quarters:

Quarter Ending	Revenue	Net Earnings (Loss)
	$	$	Per Share $	Diluted per share $
July 31, 2009	Nil	(187,791)	(0.01)	(0.01)
April 30, 2009	Nil	(182,055)	(0.01)	(0.01)
January 31, 2009	Nil	(148,723)	(0.01)	(0.01)
October 31, 2008	Nil	(232,270)	(0.01)	(0.01)
July 31, 2008	Nil	(431,418)	(0.02)	(0.02)
April 30, 2008	Nil	(159,448)	(0.01)	(0.01)
January 31, 2008	Nil	(193,023)	(0.01)	(0.01)
October 31, 2007	Nil	(314,222)	(0.01)	(0.01)

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The consolidated financial statements for the three months ended July 31, 2009 have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Three months ended July 31, 2009 compared to the three months ended July 31, 2008.

Summary

	Three Months Ended July 31,
			Percentage
			Increase /
	2009	2008	(Decrease)
	$	$	%

Revenue	Nil	Nil	N/A
Operating Expenses	(208,544)	(431,418)	(51.7)
Other Income	15,791	-	N/A

Net Loss	(187,791)	(431,418)	(56.5)

Operating Expenses

Our operating expenses for the three months ended July 31, 2009 and 2008 consisted of the following:

	Three Months Ended July 31,
			Percentage
			Increase /
	2009	2008	(Decrease)
	$	$	%

General and administrative:	167,354	401,813	(58.4)
Accounting and legal	17,093	57,846	(70.5)
Consulting fees	41,980	49,032	(14.4)
Investor relations	23,097	35,665	(35.2)
Other	82,022	233,509	(64.9)
Wages and benefits	3,162	25,761	(87.7)
Research and development	41,190	29,605	39.1

Total Operating Expenses	208,544	431,418	(51.7)

The decrease of $234,459 in our general and administrative expenses for the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 was mainly attributable to the planned decrease in accounting and legal, investor relations, travel and accommodation and wages and benefits expenses in response to the downturn in the investment market. In addition stock-based compensation decreased by $139,795 due to the vesting terms of the outstanding options and warrants.  Research and development expenses increased by $11,585 compared to 2008 as specialized labor was required for the final stages of engine development.

Revenues

We did not earn any revenues from product licensing during the three months ended July 31, 2009.  We do not expect to earn any other sources of revenue in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	July 31, 2009	April 30, 2009
	$	$

Current Assets	275,896	264,636
Current Liabilities	(1,360,880)	(1,019,301)

Working Capital Deficit	(1,084,984)	(754,665)

Cash Flows

	Three Months Ended July 31,
	2009	2008
	$	$

Net Cash Used in Operating Activities	(75,308)	(173,520)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	75,308	174,776

Net Increase in Cash During Period	-	1,256

During the three months ended July 31, 2009, with the downturn in the financial market, we financed our operations mainly through net proceeds from related parties in the amount of $71,790. These amounts are unsecured, non-interest bearing and due on demand.

As at July 31, 2009, we had a working capital deficit of $1,084,984. Working capital is not adequate to meet development costs for the next twelve months.

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

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 4.7% of the shares of the Company, having an approximate current market value of $328,102 as at July 31, 2009, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock (see Note 4(d) to our consolidated financial statements). The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

We have been successful in the past in acquiring capital through the issuance of shares of our common stock, and through advances from related parties.

We anticipate that our cash requirements for the twelve months ending July 31, 2010 will remain consistent with those for the previous twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the three months ended July 31, 2009, attached hereto this Form 10-Q.

Changes in Accounting Policies including Initial Adoption

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock." The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 2,059,000 of REGI’s warrants that were previously classified in equity were reclassified to derivative liabilities on May 1, 2009 due to the presence of a reset feature that allows for a reduction in the strike price of the warrant in the event that the company issues similar instruments at a lower strike price in a future period. REGI estimated the fair value of these liabilities as of May 1, 2009 to be $280,488 and recorded a decrease of $2,380,696 to Additional Paid-in Capital and a reduction of $2,100,208 to Accumulated Deficit. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of changes in stockholders’ equity (deficit).

These warrants were fair valued as of July 31, 2009 and marked to market at that date. The fair value of the warrants at July 31, 2009 was determined to be $259,735 resulting in a gain on the change in fair value of derivatives of $20,753 for the three months ended July 31, 2009.

Overall Performance and Period Highlights - May 1, 2009 to September 17, 2009

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

The Company completed successful oil pumping tests using the RadMax® Pump. In these tests, the RadMax® Pump was operated at constant speed of 350 RPM.  For a short duration during the tests, the pump achieved the significant design specification of pumping twice its internal volume.

The Company extended the term of the evaluation agreement with the evaluation company until December 31, 2009.  All other terms of the evaluation agreement remain the same.  The Company believes the additional time spent, by both engineering teams, preparing and running computer simulations and analyzing models of the RadMax® design, prior to fabrication of a prototype, will shorten the total development time, and will increase the probability of success of a working model prototype for the diesel engine.

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

Following completion of reviews by the evaluation company, and the COSMOS analysis, a Request for Proposals (RFP) was issued to three pre-qualified bidders to provide a fixed-price quotation versus a formal Statement of Work (SOW). The RFP was released 12 June 2009. We offered a 30-day period for review of drawings, and responses to questions. After the review period, bidders will have 10 days to submit a quotation and schedule for each line item. The closing date of the open discussion period was 10 July 2009. The closing date for receipt of the proposals is 28 July 2009. When proposals are received, and a comparative analysis performed, we will have fixed-price quotations for expected cost and schedule. We will require 2-3 weeks to perform a comparative analysis of proposal.  Following final review and approval  by the evaluation company, we plan to make an award to the most responsible and compliant bidder.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the six-month period covered by this quarterly report on Form 10-Q was carried out by us under the supervision and with the participation of our Chief Executive Officer Mr. John Robertson. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at July 31, 2009, our disclosure controls and procedures are not effective due to inadequate segregation of duties and effective risk assessment.

We plan to take steps to enhance and improve the design of our disclosure controls. During the period covered by this interim report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and adopt sufficient written policies and procedures for accounting and financial reporting. These remediation efforts are largely dependent upon securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

The Company is subject to a number of risk factors due to the nature of its business and the present stage of development. The following risk factors should be considered:

Trends

The Company’s financial success is dependent upon the successful completion of development of the Radmax® engine in order to achieve a commercially feasible design.  Such development could take several years to complete and the resulting income, if any, is difficult to determine at this time, There can be no assurance that we or potential licensees will be able to achieve and maintain end user acceptance of our engine. Other than as disclosed herein, the Company is not aware of any trends, uncertainties, demands, commitments or events which are reasonably likely to have a material effect on the Company’s sales or revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Financing

There is no assurance that we will be able to secure the financing necessary to continue our development and operations. Our expectations as to the amount of funds needed for development and the timing of the need for these funds is based on our current operating plan, which can change as a result of many factors, and we could require additional funding sooner than anticipated. Our cash needs may vary materially from those now planned because of results of development or changes in the focus and direction of our development program, competitive and technological advances, results of laboratory and field testing, requirements of regulatory agencies and other factors.

We have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue our development and operations. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our shareholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds on unattractive terms. Our inability to raise capital would have a material adverse effect on us.

Commercially Feasible Product

We have no assurance at this time that a commercially feasible design will ever be perfected, or if it is, that it will become profitable. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The Raxmax® engine which we are developing must be technologically superior or at least equal to other engines that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or potential licensees will be able to achieve and maintain end user acceptance of our engine.

Market Acceptance

Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The Radmax® engine must be technologically superior or at least equal to other engines which our competitors offer and must have a competitive price/performance ratio to adequately penetrate our potential markets. A number of rotary engines have been designed over the past 80 years but only one, the Wankel, has been able to achieve mechanical practicality and any significant market acceptance. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or our potential licensees will be able to achieve and maintain end user acceptance of our engine.

Our future success may be dependent on the success of our products and services. The success of our business depends on a variety of factors, including:

▪

the quality and reliability of our products and services;

▪

our ability to develop new products and services superior to that of our competitors;

▪

our ability to establish licensing relationships and other strategic alliances;

▪

our pricing policies and the pricing policies of our competitors;

▪

our ability to introduce new products and services before our competitors;

▪

our ability to successfully advertise our products and services; and

▪

general economic trends.

Management and Directors

The Company is dependent on a relatively small number of directors and officers. The loss of certain members of our management and engineering staff, could adversely affect our business and the successful development of the engine. Our present officers and directors have other full-time positions or part-time employment unrelated to our business. Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only. Our management may devote time to other companies or projects which may compete directly or indirectly with us. We do not have "key man" life insurance on such officers and currently have no plans to obtain such insurance.

Conflicts of Interest

Several of the Company’s directors and officers are also directors, officers or shareholders of other companies. Some of our directors and officers are engaged and will continue to be engaged in the search for additional business opportunities on behalf of other corporations, and situations may arise where these directors and officers will be in direct competition with the Company. Such associations may give rise to conflicts of interest from time to time The Company’s directors are required by law to act honestly and in good faith with a view to the best interests of the Company and to disclose any interest which they many have in any project or opportunity in respect of which the Company is proposing to enter into a transaction.

Consultants and Outside Manufacturing Facilities

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

Intellectual Property

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

New technology

New technology or refinement of existing technology could render our RadMax products less attractive or obsolete. Our success depends in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and improved engines on a timely basis. There is no assurance that we will be able to do so.

Competitive Conditions

While not a highly competitive business in terms of numbers of competitors, the business of developing engines of a new design and attempting to either license or produce them is nonetheless difficult because most existing engine producers are large, well financed companies which are very concerned about maintaining their market position. These companies possess greater technical resources and market recognition than us, and have management, financial and other resources not yet available to us. Existing engines are likely to be perceived by many customers as superior or more reliable than any new product until it has been in the marketplace for a period of time. There is no assurance that we will be able to compete effectively with these companies.

Limited Operating History: Losses

The Company has experienced losses in all years of its operations. There can be no assurance that the Company will operate profitably in the future, if at all. As at July 31, 2009 the Company’s accumulated deficit was $9,510,736.

Price Fluctuations: Share Price Volatility

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many development stage companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. There can be no assurance that continual fluctuations in price will not occur.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

A.

Transactions with Related Parties

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company. As of July 31, 2009, there was $273,650 due from related parties and $948,498 due to related parties. As of April 30, 2009, there was $260,136 due from related parties and $863,194 due to related parties. There is no right of offset associated with these payables and receivables.

As part of an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an officer and director of the Company, the Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the three month period ended July 31, 2009 and 2008, fees in the aggregate of $938 and $19,270, respectively, for legal services have been paid or accrued to the Law Firm.

During the three month period ended July 31, 2009, the President, CEO and director of the Company provided consulting services to the Company. These services were valued at $22,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the three month period ended July 31, 2008.

During the three month period ended July 31, 2009, the Vice President and director of the Company provided consulting services to the Company. These services were valued at $7,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the three month period ended July 31, 2008.

During the three month period ended July 31, 2009, the CFO, COO and director of the Company provided consulting services to the Company. These services were valued at $7,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the three month period ended July 31, 2008.

During three month period ended July 31, 2009 and 2008, project management fees of $47,190 and $29,605 respectively were paid to a company having common officers and directors.

B.

Significant Projects Without Operating Revenue

The Company is developing for commercialization an improved axial vane type rotary engine known as the RadMax® rotary technology (the "Technology" or the RadMax® Engine”), used in the design of lightweight and high efficiency engines, compressors and pumps. The RadMax® engine has only two moving parts, the vanes (up to 12) and the rotor, compared to the 40 moving parts in a simple four-cylinder piston engine. This design makes it possible to produce up to 24 continuous power impulses per one rotation that is vibration-free and extremely quiet. The RadMax® engine also has multi-fuel capabilities allowing it to operate on fuels including gasoline, natural gas, hydrogen, propane and diesel. REGI U.S., Inc. and Reg Technologies Inc., are currently designing and testing prototype RadMax® Diesel Engines, compressors and pumps intended for aviation, automotive, industrial processes and military applications.

The world-wide marketing and intellectual rights, other than the U.S., are held by Reg Technologies Inc. REGI U.S., Inc. owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of RadMax® Engine and Reg Technologies Inc. will fund 50%.

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

We have tested the RadMax® technology for interested customers who want a license agreement.  To date we have granted an option for a license for certain applications for a Fortune 1000 company who are evaluating the RadMax® design and are currently assisting in the development at no cost to the Company.

During the three months ended July 31, 2009, the Company’s efforts have been focused on the research, development and design of the Radmax rotary technology (see also Period Highlights above).

C.

Other MD&A Requirements

Additional Disclosure for Venture Issuers without Significant Revenue

Additional disclosures concerning the Company’s research and development costs, deferred development costs and general and administrative expenses are provided as follows:

During the quarter ended July 31, 2009, the Company incurred the $41,190 in research and development.

Disclosure of Outstanding Share Data:

The Company’s authorized share capital consists of:

100,000,000

Common shares without par value

As at July 31, 2009, there were 28,036,824 common shares issued and outstanding.  As at September 17, 2009, there were 28,039,824 common shares issued and outstanding.

Commitments:

Outstanding Stock Options

Options outstanding at July 31, 2009 are as follows:

Expiry Date	Exercise price ($)	Number of Shares

May 27, 2010	0.45	50,000
November 1, 2011	1.37	25,000
April 12, 2012	1.30	944,000
May 10, 2002	0.20	75,000
November 7, 2012	1.30	25,000

		1,119,000

Outstanding Share Purchase Warrants

Share purchase warrants outstanding July 31, 2009 are as follows:

Expiry Date	Exercise price ($)	Number of warrants

September 30, 2009	0.35	25,000
October 15, 2009	1.50	40,000
January 6, 2010	0.25	80,000
April 21, 2011	2.20	75,000
October 1, 2011	0.60	55,000
November 1, 2011	1.37	100,000
November 14, 2011	1.00	492,000
November 17, 2011	1.00	1,567,000
January 30, 2012	1.30	200,000
February 21, 2012	1.50	120,000
July 30, 2012	1.50	579,950
October 4, 2012	1.50	32,000
November 9, 2012	1.50	76,000
December 17, 2012	1.50	95,000
January 13, 2013	0.50	100,000
February 14, 2013	1.50	51,000
April 23, 2009	0.25	50,000

Warrants Outstanding		3,737,950

Directors and Officers

As of September 17, 2009, the Company had the following directors and officers:

John Robertson

Director, President and Secretary

Jennifer Lorette

Director
James Vandeberg

Director, Chief Operating Officer and Chief Financial Officer

Brian Cherry

Vice President

The Company is dependent on a small number of key directors and officers. Loss of any one of those persons could have an adverse affect on the Company; however, the Company does not maintain “key-man” insurance with respect to any of its management.

Conflicts of Interest

Officers and directors of the Company are officers and/or directors of, or are associated with other public companies. Such associations may give rise to conflicts of interest. The directors are required by law, however, to act honestly and in good faith with a view to the best interests of the Company and its shareholders and to disclose any personal interest which they may have in any material transaction which is proposed to be entered into with the Company and to abstain from voting as a director for the approval of any such transaction.

Approval

The Board of Directors of the Company has approved the disclosure contained in this MD&A.

A copy of this MD&A will be provided to anyone who requests it.

Additional Information

Additional Information relating to the Company is on EDGAR at www.sec.gov, and on SEDAR at www.sedar.com

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

Dated: September 18, 2009

REGI U.S., INC.

By:

/s/ John G. Robertson

____________________________________________

John G. Robertson, President and Chief Executive Officer

(Principal Executive Officer)

By:

/s/ James Vandeberg

____________________________________________

James Vandeberg, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED BY SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, John G. Robertson certify that:

1.

I have reviewed this quarterly report on Form 10-Q of REGI U.S., Inc.;

2.

Based on my knowledge, this report does not contain any untrue  statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d -15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-(f)) for the Company and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(c)

Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.

The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date:

September 18, 2009

/s/ John G. Robertson

John G. Robertson

President and

Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED BY SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, James Vandeberg, of REGI U.S., Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-Q of REGI U.S., Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules  13a -15(e) and 15d -15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-(f)) for the Company and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(c)

Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the  effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.

The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: September 18, 2009

/s/ James Vandeberg

James Vandeberg

Chief Operating Officer and

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-Q for the period ending July 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John G. Robertson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

September 18, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-Q for the period ending July 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Vandeberg, Chief Operating Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

September 18, 2009