Form 10-Q
period 2009-10-31
REGI U S INC
filed 2009-12-15
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

December 10, 2009

Common –  28,048,824 shares

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

The unaudited consolidated financial statements of REGI U.S., Inc. (“we,” “us,” “our,” “the Company” and “REGI”) as of October 31, 2009 and for the three and six months ended October 31, 2009 and October 31, 2008 and for the period from inception through October 31, 2009 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Operating results for the six months ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	October 31, 2009	April 30, 2009
ASSETS
Current Assets:
Cash	$1,654	$-
Due from related parties	213,608	260,136
Prepaid expenses	4,005	4,500

Total Current Assets	$219,267	$264,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank indebtedness	$-	$1,789
Accounts payable and accrued liabilities	184,321	154,318
Due to related parties	962,137	863,194
Derivative liabilities	382,081	-
Total Current Liabilities	1,528,539	1,019,301

Stockholders’ Deficit:
Capital stock, 100,000,000 shares authorized, no par value, 28,045,824 and 27,997,824 shares issued and outstanding, respectively	8,552,722	10,668,488
Deficit accumulated during the development stage	(9,852,994)	(11,423,153)
Total Stockholders’ Deficit	(1,309,272)	(754,665)

Total Liabilities and Stockholders’ Deficit	$219,267	$264,636

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

					July 27, 1992
	Three Months Ended		Six Months Ended		(Inception)
	October 31,		October 31,		Through
	2009	2008	2009	2008	October 31, 2009

Operating Expenses:
Amortization	$-	$-	$-	$-	$130,533
General and administrative	189,499	203,085	356,853	604,898	7,529,568
Impairment loss	-	-	-	-	72,823
Gain on settlement of accounts payable	-	-	-	-	(200,351)
Research and development	30,413	29,185	71,603	58,790	4,319,036

Loss from Operations:	(219,912)	(232,270)	(428,456)	(663,688)	(11,851,609)

Other Expense:
Loss on change in fair value of derivative liabilities	(122,346)	-	(101,593)	-	(101,593)

Net loss	$(342,258)	$(232,270)	$(530,049)	$(663,688)	$(11,953,202)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding – basic and diluted	28,039,000	27,940,000	28,025,000	27,935,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			July 27, 1992
	Six Months Ended		(Inception)
	October 31,		Through
	2009	2008	October 31, 2009

Cash flows from operating activities:
Net Loss	$(530,049)	$(663,688)	$(11,953,202)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization	-	-	130,533
Donated services	75,000	75,000	1,222,500
Impairment loss	-	-	72,823
Shares issued for services	34,400	14,700	185,600
Stock-based compensation	146,530	223,566	1,203,765
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Write-off of intellectual property	-	-	578,509
Loss on change in fair value of derivative liability	101,593	-	101,593
Changes in operating assets and liabilities:
Accounts receivable	-	-	(4,500)
Prepaid expenses	495	(1,902)	(2,505)
Accounts payable and accrued liabilities	30,003	55,569	392,828
Net cash used in operating activities	(142,028)	(296,755)	(7,898,612)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	-	-	(236,616)

Cash flows from financing activities:
Advances from (repayments to) related parties	145,471	301,712	1,059,776
Bank indebtedness	(1,789)	-	-
Proceeds from convertible debentures	-	-	5,000
Proceeds from the sale of common stock	-	(4,253)	7,072,106
Net cash used in financing activities	143,682	297,459	8,136,882

Net increase in cash and cash equivalents	1,654	704	1,654
Cash and cash equivalents, beginning of period	-	5,298	-
Cash and cash equivalents, end of period	$1,654	$6,002	$1,654

Supplemental disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Warrants issued for equity line of credit	$-	$-	$1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000
Cumulative effect of change in accounting principle	2,380,696	-	2,380,696

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholders’
	Shares	Amount	Stage	Deficit
Balances – April 30, 2009	27,997,824	10,668,488	(11,423,153)	(754,665)

Cumulative effect of change in accounting principle – May 1, 2009 reclassification of embedded feature of equity linked financial instruments to derivative liabilities	-	(2,380,696)	2,100,208	(280,488)
Options exercised for services	48,000	34,400	-	34,400
Stock-based compensation	-	146,530	-	146,530
Donated consulting services	-	75,000	-	75,000
Net loss	-	-	(530,049)	(530,049)
Balances – October 31, 2009	28,045,824	$8,543,722	$(9,852,994)	$(1,309,272)

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

Fair Value Measurements

Effective January 1, 2008 REGI adopted FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). REGI utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. REGI classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by FASB ASC 820 are as follows:

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

Level 2 - Includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of October 31, 2009.

	October 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities	$-	$382,081	$-	$382,081

NOTE 2. GOING CONCERN

REGI has a net loss of $530,049 for the six months ended October 31, 2009 and has a working capital deficit of $1,309,272 and an accumulated deficit of $9,852,994 at October 31, 2009. These factors raise substantial doubt about the ability of REGI to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s interim consolidated financial statements as of October 31, 2009 and for the six month period ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

REGI plans to raise funds through loans from Rand Energy Group Inc., a private company with officers and directors in common with REGI. Further, Rand owns approximately 9% of the shares of REGI, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. REGI also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. REGI has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of REGI’s common stock. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. REGI may also raise additional funds through the exercise of warrants and stock options, if exercised. There is no assurance that any of these activities will be successful.

NOTE 3. RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of REGI. As of October 31, 2009, there was $213,608 due from related parties and $962,137 due to related parties. As of April 30, 2009, there was $260,136 due from related parties and $863,194 due to related parties. There is no right of offset associated with these payables and receivables.

As part of an agreement with a professional law firm in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm. REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock. During the six month periods ended October 31, 2009 and 2008, fees in the aggregate of $938 and $27,333, respectively, for legal services have been paid or accrued to the law firm.

During the six month period ended October 31, 2009, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $45,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the six month period ended October 31, 2008.

During the six month period ended October 31, 2009, the Vice President and director of REGI provided consulting services to REGI. These services were valued at $15,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the six month period ended October 31, 2008.

During the six month period ended October 31, 2009, the CFO, COO and director of REGI provided consulting services to REGI. These services were valued at $15,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the six month period ended October 31, 2008.

NOTE 4. STOCKHOLDERS’ EQUITY

a)   Common Stock Options and Warrants

During the six month periods ended October 31, 2009 and 2008, REGI recorded stock-based compensation of $146,530 and $223,566, respectively for common stock options and warrants.  At October 31, 2009 and 2008, REGI had $581,912 and $844,904, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

On July 6, 2009, REGI granted 100,000 common stock warrants from the 2000 Stock Option Plan to a consultant exercisable at $0.25 per share, up to January 6, 2010.  The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 0.51%, expected volatility of 192%, an expected option life of 0.5 years and no expected dividends.

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the six month period ended October 31, 2009 is as follows:

	October 31, 2009
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	1,128,000	$1.19
Granted	-	-
Exercised	(18,000)	1.30
Expired	-	-
Cancelled	-	-
Outstanding at end of period	1,110,000	$1.19
Exercisable at end of period	728,750	$1.26

At October 31, 2009, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.37 per share and 2.37 years, respectively. The intrinsic value of “in the money” options at October 31, 2009 was $7,350.

A summary of REGI’s common stock warrant activity for the six month period ended October 31, 2009 is as follows:

	October 31, 2009
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	3,667,950	$1.15
Granted	100,000	0.25
Exercised	(30,000)	0.37
Expired	(65,000)	1.06
Cancelled	-	-
Outstanding at end of period	3,672,950	$1.13
Exercisable at end of period	3,194,200	$1.15

At October 31, 2009, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $2.20 per share and 2.26 years, respectively. The intrinsic value of “in the money” warrants at October 31, 2009 was $6,240.

b)

Non-Cash Consideration

During the six months ended October 31, 2009, a consultant exercised 18,000 stock warrants and received 18,000 shares of common stock. The exercise price for these warrants totalled $23,400. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $23,400 for services rendered.

During the six months ended October 31, 2009, a consultant exercised 10,000 stock warrants and received 10,000 shares of common stock. The exercise price for these warrants totalled $6,000. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $6,000 for services rendered.

During the six months ended October 31, 2009, a consultant exercised 20,000 stock warrants and received 20,000 shares of common stock. The exercise price for these warrants totalled $5,000. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $5,000 for services rendered.

NOTE 5. WARRANT DERIVATIVES

In June 2008, the FASB finalized FASB ASC 815-15 which lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. FASB ASC 815-15 is effective for fiscal years beginning after December 15, 2008. 2,059,000 of REGI’s warrants that were previously classified in equity were reclassified to derivative liabilities on May 1, 2009 due to the presence of a reset feature that allows for a reduction in the strike price of the warrant in the event that REGI issues similar instruments at a lower strike price in a future period. REGI estimated the fair value of these liabilities as of May 1, 2009 to be $280,488 and recorded a decrease of $2,380,696 to Additional Paid-in Capital and a reduction of $2,100,208 to Accumulated Deficit. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of changes in stockholders’ equity (deficit).

These warrants were fair valued as of October 31, 2009 and marked to market at that date. The fair value of the warrants at October 31, 2009 was determined to be $382,081 resulting in a loss on the increase in fair value of derivatives of $101,593 for the six months ended October 31, 2009.

REGI used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility ranging from 129% to 198%; risk-free interest rates ranging from 0.90% to 4.57%; and expected terms ranging from 2.04 to 5.00 years.

NOTE 6. COMMITMENTS

a)

Pursuant to a letter of understanding dated December 13, 1993 between REGI, Rand and Reg Technologies Inc. (collectively called the grantors) and West Virginia University Research Corporation (“WVURC”), the grantors have agreed that WVURC shall own 5% of all patented technology with regards to RC/DC Engine technology and will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology.  To date no sales have been accrued and no royalties have been accrued or paid.

b)

Pursuant to an agreement dated August 20, 1992, REGI acquired the U.S. rights to the original RC/DC Engine from Rand.  REGI will pay Rand and the original owner a net profit royalty of 5% and 1%, respectively.  To date no sales have been accrued and no royalties have been accrued or paid.

c)

REGI is committed to fund 50% of the further development of the RC/DC Engine.

d)

REGI entered into an agreement with a professional law firm in which a partner of the law firm is an officer and director of REGI.  REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm.  REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock.

NOTE 7. SUBSEQUENT EVENTS

The following events occurred subsequent to October 31, 2009 and were evaluated through December 14, 2009:

a.)

In November 2009, a consultant exercised 3,000 stock warrants and received 3,000 common shares. The exercise price for these warrants totaled $3,900. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $3,900 for services rendered.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2009. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our,” and “REGI” mean REGI U.S., Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CORPORATE BACKGROUND

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc.  On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc.  Rand Energy Group Inc., a privately held British Columbia corporation ("Rand Energy") holds approximately 5% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech").  Reg Tech holds approximately 12% of the common shares of REGI. The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington. Rad Max hopes to win military contracts for custom versions of the RC/DC Engine. The accounts of the subsidiary are incorporated in the accounts of the Company as at October 31, 2009.

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

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the six-month periods ended October 31, 2009 and October 31, 2008 should be read in conjunction with our most recent audited annual consolidated financial statements for the financial year ended April 30, 2009, the unaudited interim consolidated financial statements included herein, and, in each case, the related notes.

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

REGI U.S., Inc. is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As of October 31, 2009, the Company has a working capital deficit of $1,309,272 and has an accumulated deficit of $9,852,994 since inception. Further losses are expected until we complete a licensing agreement with a manufacturer and reseller.  Our only assets are cash of $1,654, related party receivables totaling $213,608 and prepaid expenses, totaling $4,005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

Summary of Quarterly Results

The following information is provided for each of the Company’s eight most recently completed quarters:

Quarter Ending	Revenue $	Net Earnings (Loss) $	Per Share $	Diluted per share $
October 31, 2009	Nil	(342,258)	(0.01)	(0.01)
July 31, 2009	Nil	(187,791)	(0.01)	(0.01)
April 30, 2009	Nil	(182,055)	(0.01)	(0.01)
January 31, 2009	Nil	(148,723)	(0.01)	(0.01)
October 31, 2008	Nil	(232,270)	(0.01)	(0.01)
July 31, 2008	Nil	(431,418)	(0.02)	(0.02)
April 30, 2008	Nil	(159,448)	(0.01)	(0.01)
January 31, 2008	Nil	(193,023)	(0.01)	(0.01)

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The consolidated financial statements for the six months ended October 31, 2009 have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Six months ended October 31, 2009 compared to the six months ended October 31, 2008.

Summary

	Six Months Ended October 31,
			Percentage
			Increase /
	2009	2008	(Decrease)
	$	$	%

Revenue	-	-	-
Operating Expenses	(428,456)	(663,688)	(35.4)
Other Expense	(101,593)	-	-

Net Loss	(530,049)	(663,688)	(20.1)

Operating Expenses

Our operating expenses for the six months ended October 31, 2009 and 2008 consisted of the following:

	Six Months Ended October 31,
			Percentage
			Increase /
	2009	2008	(Decrease)
	$	$	%

General and administrative:
Accounting and legal	43,400	90,955	(52.3)
Consulting fees	88,645	125,291	(29.2)
Investor relations	38,523	74,529	(48.3)
Other	173,131	264,078	(34.4)
Wages and benefits	13,154	50,045	(73.7)
Research and development	71,603	58,790	21.8

Total operating expenses	428,456	663,688	(35.4)

The decrease of $248,045 in our general and administrative expenses for the six months ended October 31, 2009 as compared to the six months ended October 31, 2008 is attributable to the planned decrease in accounting and legal, consulting, investor relations, travel and accommodation and wages and benefits expenses in response to the downturn in the investment market. Included in the decrease was stock-based compensation expense which declined by $77,036 due to the vesting terms of outstanding options and warrants.  Research and development expenses increased by $12,813 compared to 2008 as specialized labor was required for the final stages of engine development.

Revenues

We did not earn any revenues from product licensing during the six months ended October 31, 2009.  We do not expect to earn any other sources of revenue in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	October 31, 2009 $	April 30, 2009 $

Current Assets	219,267	264,636
Current Liabilities	(1,528,539)	(1,019,301)

Working Capital Deficit	(1,309,272)	(754,665)

Cash Flows
	Six Months Ended October 31,
	2009 $	2008 $

Net Cash Used in Operating Activities	(142,028)	(296,755)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	143,682	297,459

Net Increase in Cash During Period	1,654	704

Because of the downturn in the financial markets, we financed our operations for the six months ended October 31, 2009 mainly through net proceeds from related parties in the amount of $145,471. These amounts are unsecured, non-interest bearing and due on demand.

As at October 31, 2009, we had a working capital deficit of $1,309,272. Working capital is not adequate to meet development costs for the next twelve months.

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

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 9.0% of the shares of the Company, having an approximate current market value of $757,237 as at October 31, 2009, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.

We have been successful in the past in acquiring capital through the issuance of shares of our common stock, and through advances from related parties.

We anticipate that our cash requirements for the twelve months ending October 31, 2010 will remain consistent with those for the previous twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the six months ended October 31, 2009, attached hereto this Form 10-Q.

Changes in Accounting Policies including Initial Adoption

In June 2008, the FASB finalized FASB ASC 815-15 which lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. FASB ASC 815-15 is effective for fiscal years beginning after December 15, 2008. 2,059,000 of REGI’s warrants that were previously classified in equity were reclassified to derivative liabilities on May 1, 2009 due to the presence of a reset feature that allows for a reduction in the strike price of the warrant in the event that the company issues similar instruments at a lower strike price in a future period. REGI estimated the fair value of these liabilities as of May 1, 2009 to be $280,488 and recorded a decrease of $2,380,696 to Additional Paid-in Capital and a reduction of $2,100,208 to Accumulated Deficit. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of changes in stockholders’ equity (deficit).

These warrants were fair valued as of October 31, 2009 and marked to market at that date. The fair value of the warrants at October 31, 2009 was determined to be $382,081 resulting in a loss on the change in fair value of derivatives of $101,593 for the six months ended October 31, 2009.

Overall Performance and Period Highlights - August 1, 2009 to December 10, 2009

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

The Company was invited and attended the Clinton Global Initiative (“CGI”) Fifth Anniversary Meeting, established by President Bill Clinton.  The RadMax® Engine Technology was approved for presentation at the CGI Meeting in New York City between September 22 – 25, 2009.  The Company is pleased to be able to support CGI’s commitment of reducing the effects of global warming by continuing to pursue commercializing the fuel efficient RadMax® Engine Technology.

Reg Technologies Inc. retained Belcan Engineering Services of Phoenix, AZ (www.belcan.com) was retained to review the Fortune 1000 diesel engine design before production of the prototype. This thorough review will help to ensure a streamlined and timely fabrication process.  Immediately following the design review, REGI will fabricate RadMax® parts and assemblies, validate assembly operations, and conduct component, assembly, and system tests.

Also, subsequent to the end of the quarter, two technical meetings had been held with Belcan Engineering Services. The following results were accomplished as follows:

▪

Familiarization with the RadMax® Diesel Engine baseline design, including mechanical operation, friction contributors, and sealing approach.

▪

Shared understanding of the vane actuation system.

▪

Determination of vane loads in compressor and engine applications

▪

Preliminary evaluation of thermodynamics and determination of potential hot spots

▪

Evaluation of compression ratio, and recommendations for design modifications

▪

Assessment of all bearings – main bearings which control all rotating components, linear bearings which control the vane actuators, and journal bearings which facilitate wheel operations on the fixed stators.

Belcan’s technical assignment is to optimize the design of the diesel engine application which comprises the vanes, push rods, and a lift block that interface with a stator. The estimated completion of this assessment is first quarter of 2010.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the six-month period covered by this quarterly report on Form 10-Q was carried out by us under the supervision and with the participation of our Chief Executive Officer Mr. John Robertson. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at October 31, 2009, our disclosure controls and procedures are not effective due to inadequate segregation of duties and effective risk assessment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limited Operating History: Losses

The Company has experienced losses in all years of its operations. There can be no assurance that the Company will operate profitably in the future, if at all. As at October 31, 2009 the Company’s accumulated deficit was $9,852,994.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

A.

Transactions with Related Parties

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company. As of October 31, 2009, there was $213,608 due from related parties and $916,137 due to related parties. As of April 30, 2009, there was $260,136 due from related parties and $863,194 due to related parties. There is no right of offset associated with these payables and receivables.

As part of an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an officer and director of the Company, the Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the six month period ended October 31, 2009 and 2008, fees in the aggregate of $938 and $27,333, respectively, for legal services have been paid or accrued to the Law Firm.

During the six month period ended October 31, 2009, the President, CEO and director of the Company provided consulting services to the Company. These services were valued at $45,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the six month period ended October 31, 2008.

During the six month period ended October 31, 2009, the Vice President and director of the Company provided consulting services to the Company. These services were valued at $15,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the six month period ended October 31, 2008.

During the six month period ended October 31, 2009, the CFO, COO and director of the Company provided consulting services to the Company. These services were valued at $15,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the six month period ended October 31, 2008.

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

During the six months ended October 31, 2009, the Company’s efforts have been focused on the research, development and design of the RadMax® rotary technology (see also Period Highlights above).

C.

Other MD&A Requirements

Additional Disclosure for Venture Issuers without Significant Revenue

Additional disclosures concerning the Company’s research and development costs, deferred development costs and general and administrative expenses are provided as follows:

During the six months ended October 31, 2009, the Company incurred the $71,603 in research and development costs.

Disclosure of Outstanding Share Data:

The Company’s authorized share capital consists of:

100,000,000

Common shares without par value

As of October 31, 2009, there were 28,045,824 common shares issued and outstanding.  As at December 10, 2009, there were 28,048,824 common shares issued and outstanding.

Commitments:

Outstanding Stock Options

Options outstanding at October 31, 2009 are as follows:

Expiry Date	Exercise price ($)	Number of Shares

May 27, 2010	0.45	50,000
November 1, 2011	1.37	25,000
April 12, 2012	1.30	935,000
May 10, 2012	0.20	75,000
November 7, 2012	1.30	25,000

		1,110,000

Outstanding Share Purchase Warrants

Share purchase warrants outstanding October 31, 2009 are as follows:

Expiry Date	Exercise price ($)	Number of warrants

January 6, 2010	0.25	80,000
April 21, 2011	2.20	75,000
October 1, 2011	0.60	55,000
November 1, 2011	1.37	100,000
November 14, 2011	1.00	492,000
November 17, 2011	1.00	1,567,000
January 30, 2012	1.30	200,000
February 21, 2012	1.50	120,000
July 30, 2012	1.50	579,950
October 4, 2012	1.50	32,000
November 9, 2012	1.50	76,000
December 17, 2012	1.50	95,000
January 13, 2013	0.50	100,000
February 14, 2013	1.50	51,000
April 23, 2014	0.25	50,000

Warrants Outstanding		3,672,950

Directors and Officers

As of December 10, 2009, the Company had the following directors and officers:

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

Additional Information

Additional Information relating to the Company is on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

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

Dated: December 14, 2009

REGI U.S., INC.

By:

/s/ John G. Robertson

_____________________________________________

John G. Robertson, President and Chief Executive Officer

(Principal Executive Officer)

By:

/s/ James Vandeberg

_____________________________________________

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

December 14, 2009

/s/ John G. Robertson

John G. Robertson

President and

Chief Executive Officer

11

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

Date: December 14, 2009

/s/ James Vandeberg

James Vandeberg

Chief Operating Officer and

Chief Financial Officer

12

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-Q for the period ending October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John G. Robertson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

December 14, 2009

13

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-Q for the period ending October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Vandeberg, Chief Operating Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

December 14, 2009

14