Form 10-Q
period 2010-01-31
REGI U S INC
filed 2010-03-19
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-23920

REGI U.S., Inc.
(Exact name of registrant in its Charter)

Oregon	91-1580146
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

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
March 18, 2010
Common – 28,707,824 shares

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of REGI U.S., Inc. (“we,” “us,” “our,” “the Company” and “REGI”) as of January 31, 2010 and for the three and nine months ended January 31, 2010 and January 31, 2009 and for the period from inception through January 31, 2010 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Operating results for the nine months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31, 2010	April 30, 2009
ASSETS
Current Assets:
Cash	$583	$-
Due from related parties	161,446	260,136
Prepaid expenses	2,246	4,500

Total Current Assets	$164,275	$264,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank indebtedness	$8,635	$1,789
Accounts payable and accrued liabilities	189,844	154,318
Due to related parties	993,230	863,194
Derivative liabilities	275,812	-
Total Current Liabilities	1,467,521	1,019,301

Stockholders’ Deficit:
Capital stock, 100,000,000 shares authorized, no par value, 28,704,824 and 27,997,824 shares issued and outstanding, respectively	8,804,692	10,668,488
Deficit accumulated during the development stage	(10,107,938)	(11,423,153)
Total Stockholders’ Deficit	(1,303,246)	(754,665)

Total Liabilities and Stockholders’ Deficit	$164,275	$264,636

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		July 27, 1992 (Inception) Through January 31,
	2010	2009	2010	2009	2010

Operating Expenses:
Amortization	$-	$-	$-	$-	$130,533
General and administrative	305,933	124,472	662,786	729,370	7,835,501
Impairment loss	-	-	-	-	72,823
Gain on settlement of accounts payable	-	-	-	-	(200,351)
Research and development	55,280	24,251	126,883	83,041	4,374,316

Loss from Operations:	(361,213)	(148,723)	(789,669)	(812,411)	(12,212,822)

Other Expense:
Gain on change in fair value of derivative liabilities	106,269	-	4,676	-	4,676

Net loss	$(254,944)	$(148,723)	$(784,993)	$(812,411)	$(12,208,146)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding – basic and diluted	28,332,000	27,961,000	28,127,000	27,944,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	January 31,
	2010	2009	July 27, 1992 (Inception) Through January 31, 2010
Cash flows from operating activities:
Net Loss	$(784,993)	$(812,411)	$(12,208,146)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization	-	-	130,533
Donated services	112,500	112,500	1,260,000
Impairment loss	-	-	72,823
Shares issued for services	189,100	29,550	340,300
Options expense	215,300	223,566	1,272,535
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Write-off of intellectual property	-	-	578,509
Gain on change in fair value of derivative liability	(4,676)	-	(4,676)
Changes in operating assets and liabilities:
Accounts receivable	-	-	(4,500)
Prepaid expenses	2,254	(978)	(746)
Accounts payable and accrued liabilities	35,526	52,537	398,351
Net cash used in operating activities	(234,989)	(395,236)	(7,991,573)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	-	-	(236,616)

Cash flows from financing activities:
Advances from related parties	228,726	410,956	1,143,031
Bank indebtedness	6,846	-	8,635
Proceeds from convertible debentures	-	-	5,000
Proceeds from the sale of common stock	-	(16,224)	7,072,106
Net cash from financing activities	235,572	394,732	8,228,772

Net increase in cash and cash equivalents	583	(504)	583
Cash and cash equivalents, beginning of period	-	5,298	-
Cash and cash equivalents, end of period	$583	$4,794	$583

Supplemental disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Warrants issued for equity line of credit	$-	$-	$1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000
Cumulative effect of change in accounting principle	280,488	-	280,488

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit
(Unaudited)

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholders’
	Shares	Amount	Stage	Deficit
Balances – April 30, 2009	27,997,824	10,668,488	(11,423,153)	(754,665)
Cumulative effect of change in accounting principle – May 1, 2009 reclassification of embedded feature of equity linked financial instruments to derivative liabilities	-	(2,380,696)	2,100,208	(280,488)
Cashless exercise of options	57,000	46,100	-	46,100
Shares issued for services	650,000	143,000		143,000
Options expense	-	215,300	-	215,300
Donated consulting services	-	112,500	-	112,500
Net loss	-	-	(784,993)	(784,993)
Balances – January 31, 2010	28,704,824	$8,804,692	$(10,107,938)	$(1,303,246)

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

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of January 31, 2010.

	January 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities	$-	$275,812	$-	$275,812

NOTE 2. GOING CONCERN

REGI incurred a net loss of $784,993 for the nine months ended January 31, 2010 and has a working capital deficit of $1,303,246 and an accumulated deficit of $10,107,938 at January 31, 2010. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s interim consolidated financial statements as of January 31, 2010 and for the nine month period ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of REGI. As of January 31, 2010, there was $161,446 due from related parties and $993,230 due to related parties. As of April 30, 2009, there was $260,136 due from related parties and $863,194 due to related parties. There is no right of offset associated with these payables and receivables. The balance due from related parties was collected in full between February 1, 2010 and March 17, 2010.

As part of an agreement with a professional law firm in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm. REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock. During the nine month periods ended January 31, 2010 and 2009, fees in the aggregate of $938 and $27,333, respectively, for legal services have been paid or accrued to the law firm.

During the nine month period ended January 31, 2010, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $67,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the nine month period ended January 31, 2009.

During the nine month period ended January 31, 2010, the Vice President and director of REGI provided consulting services to REGI. These services were valued at $22,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the nine month period ended January 31, 2009.

During the nine month period ended January 31, 2010, the CFO, COO and director of REGI provided consulting services to REGI. These services were valued at $22,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the nine month period ended January 31, 2009.

NOTE 4. STOCKHOLDERS’ EQUITY

a)	Common Stock Options and Warrants

During the nine month periods ended January 31, 2010 and 2009, REGI recorded stock-based compensation of $215,300 and $223,566, respectively, for common stock options and warrants. At January 31, 2010, REGI had $513,142 and $832,067, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

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

A summary of REGI’s stock option activity for the nine month period ended January 31, 2010 is as follows:

	January 31, 2009
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,128,000	$1.19
Granted	-	-
Exercised	(27,000)	1.30
Expired	-	-
Cancelled	-	-
Outstanding at end of period	1,101,000	$1.19
Exercisable at end of period	719,750	$1.26

At January 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.37 per share and 2.12 years, respectively. The intrinsic value of “in the money” options at January 31, 2010 was $1,500.

A summary of REGI’s common stock warrant activity for the nine month period ended January 31, 2010 is as follows:

	January 31, 2010
	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	3,667,950	$1.15
Granted	100,000	0.25
Exercised	(30,000)	0.37
Expired	(145,000)	0.61
Cancelled	-	-
Outstanding at end of period	3,592,950	$1.15
Exercisable at end of period	3,174,200	$1.15

At January 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $2.20 per share and 2.05 years, respectively. The intrinsic value of “in the money” warrants at January 31, 2010 was nil.

b)	Non-Cash Consideration

During the nine months ended January 31, 2010, consultants exercised 57,000 stock options and received 57,000 shares of common stock. The exercise price for these options totalled $46,100. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $35,100 for services rendered.

During the nine months ended January 31, 2010, the Company issued 650,000 common shares of the Company to a private company for consulting work on market analysis and shareholder communication. The common shares were valued at $0.22 per share for a total value of $143,000 based on the fair market value of the shares on the date of the issuance.

NOTE 5. WARRANT DERIVATIVES

Effective May 1, 2009, ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. 2,059,000 of REGI’s warrants that were previously classified in equity were reclassified to derivative liabilities on May 1, 2009 due to the presence of a reset feature that allows for a reduction in the strike price of the warrant in the event that REGI issues similar instruments at a lower strike price in a future period. REGI estimated the fair value of these liabilities as of May 1, 2009 to be $280,488 and recorded a decrease of $2,380,696 to Additional Paid-in Capital and a reduction of $2,100,208 to Accumulated Deficit. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of changes in stockholders’ equity (deficit).

These warrants were fair valued as of January 31, 2010 and marked to market at that date. The fair value of the warrants at January 31, 2010 was $275,812 resulting in a gain on the decrease in fair value of derivatives of $4,676 for the nine months ended October 31, 2009.

REGI used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility ranging from 129% to 198%; risk-free interest rates ranging from 0.82% to 4.57%; and expected terms ranging from 1.79 to 5.00 years.

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

NOTE 7. SUBSEQUENT EVENTS

The following events occurred subsequent to January 31, 2010 and were evaluated through March 17, 2010:

1.

On February 19, 2010, the Company reduced the exercise price of 850,000 outstanding stock options from $1.30 to $0.50 per share and reduced the exercise price of 25,000 outstanding stock options from $1.37 to $0.50 per share.

2.

On February 19, 2010, the Company granted 50,000 stock options from the 2000 Stock Option Plan to a director exercisable at $0.50 per share, up to February 19, 2015, with the following vesting schedule:

	a.	Up to 25% of the option may be exercised at any time during the term of the option; such initial exercise is referred to as the “First Exercise”.

	b.	The second 25% of the option may be exercised at any time after 90 days from the date of First Exercise; such second exercise is referred to as the “Second Exercise”.

	c.	The third 25% of the option may be exercised at any time after 90 days from the date of Second Exercise; such third exercise is referred to as the “Third Exercise”.

	d.	The fourth and final 25% of the option may be exercised at any time after 90 days from the date of the Third Exercise.

3.

In February 2010, a consultant exercised 3,000 stock warrants and received 3,000 common shares. The exercise price for these warrants totaled $3,900. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $3,900 for services rendered.

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

CORPORATE BACKGROUND

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. Rand Energy Group Inc., a privately held British Columbia corporation ("Rand Energy") holds approximately 5% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech"). Reg Tech holds approximately 12% of the common shares of REGI. The Company formed a wholly-owned subsidiary, Rad Max Technologies, Inc. (“Rad Max”) on April 10, 2007 in the State of Washington. Rad Max hopes to win military contracts for custom versions of the RC/DC Engine. The accounts of the subsidiary are incorporated in the accounts of the Company as at January 31, 2010.

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

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the nine-month periods ended January 31, 2010 and January 31, 2009 should be read in conjunction with our most recent audited annual consolidated financial statements for the financial year ended April 30, 2009, the unaudited interim consolidated financial statements included herein, and, in each case, the related notes.

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

The world-wide marketing and intellectual rights, other than the U.S., are held by Rand Energy Group Inc. which is a controlling shareholder of the Company. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of RadMax® Diesel Engine and Reg Technologies Inc. will fund 50%.

REGI U.S., Inc. is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced any revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As of January 31, 2010, the Company has a working capital deficit of $1,303,246 and has an accumulated deficit of $10,107,938 since inception. Further losses are expected until we complete a licensing agreement with a manufacturer and reseller. Our only assets are related party receivables totaling $161,446 and prepaid expenses totaling $2,246. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

Summary of Quarterly Results

The following information is provided for each of the Company’s eight most recently completed quarters:

Quarter Ending	Revenue $	Net Loss $	Per Share $	Diluted per share $
January 31, 2010	Nil	(254,944)	(0.01)	(0.01)
October 31, 2009	Nil	(342,258)	(0.01)	(0.01)
July 31, 2009	Nil	(187,791)	(0.01)	(0.01)
April 30, 2009	Nil	(182,055)	(0.01)	(0.01)
January 31, 2009	Nil	(148,723)	(0.01)	(0.01)
October 31, 2008	Nil	(232,270)	(0.01)	(0.01)
July 31, 2008	Nil	(431,418)	(0.02)	(0.02)
April 30, 2008	Nil	(159,448)	(0.01)	(0.01)

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The consolidated financial statements for the nine months ended January 31, 2010 have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Nine months ended January 31, 2010 compared to the nine months ended January 31, 2009.

Summary

	Nine Months Ended January 31,
	2010 $	2009 $	Percentage Increase / (Decrease) %

Revenue	-	-	-
Operating Expenses	(789,669)	(812,411)	(2.80)
Other Expense	4,676	-	-

Net Loss	(784,993)	(812,411)	(3.37)

Operating Expenses

Our operating expenses for the nine months ended January 31, 2010 and 2009 consisted of the following:

	Nine Months Ended January 31,
	2010 $	2009 $	Percentage Increase / (Decrease) %

General and administrative:
Accounting and legal	48,311	104,241	(53.7)
Consulting fees	277,324	202,880	36.7
Investor relations	56,034	89,785	(37.6)
Other	25,791	20,778	24.1
Travel and accommodation	14,746	29,377	(49.8)
Wages and benefits	25,280	58,743	(57.0)
Stock-based compensation	215,300	223,566	(3.7)
Research and development	126,883	83,041	52.8

Total operating expenses	789,669	812,411	(2.8)

The decrease of $22,742 in our general and administrative expenses for the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2010 is attributable to the planned decrease in accounting and legal, investor relations, travel and accommodation and wages and benefits expenses in response to the downturn in the investment market. Included in the decrease was stock-based compensation expense which declined by $8,266 due to the vesting terms of outstanding options and warrants. Research and development expenses increased by $43,842 compared to 2009 as specialized labor was required for the final stages of engine development. Consulting fees increased by $74,444 as a result of the 650,000 common shares of the Company issued for consulting on market analysis and shareholder communications. These shares are valued at $143,000 based on the fair market value of the shares on the date of the issuance.

Revenues

We did not earn any revenues from product licensing during the nine months ended January 31, 2010. We do not expect to earn any other sources of revenue in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	January 31, 2010 $	April 30, 2009 $

Current Assets	164,275	264,636
Current Liabilities	(1,467,521)	(1,019,301)

Working Capital Deficit	(1,303,246)	(754,665)

Cash Flows

	Nine Months Ended January 31,
	2010 $	2009 $

Net Cash Used in Operating Activities	(234,989)	(395,236)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	235,572	394,732

Net Decrease in Cash During Period	583	(504)

Because of the downturn in the financial markets, we financed our operations for the nine months ended January 31, 2010 mainly through net proceeds from related parties in the amount of $228,726. These amounts are unsecured, non-interest bearing and due on demand.

As at January 31, 2010, we had a working capital deficit of $1,303,246. Working capital is not adequate to meet development costs for the next twelve months.

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

The Company plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with the Company. Further, Rand owns approximately 9.0% of the shares of the Company, having an approximate current market value of $568,356 as of January 31, 2010, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. The equity line of credit has been lapsed as of November 2009.

We have been successful in the past in acquiring capital through the issuance of shares of our common stock, and through advances from related parties.

We anticipate that our cash requirements for the twelve months ending January 31, 2011 will remain consistent with those for the previous twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the nine months ended January 31, 2010, attached hereto this Form 10-Q.

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

These warrants were fair valued as of January 31, 2010 and marked to market at that date. The fair value of the warrants at January 31, 2010 was determined to be $275,812 resulting in a gain on the change in fair value of derivatives of $4,676 for the nine months ended January 31, 2010.

Overall Performance and Period Highlights - November 1, 2009 to March 17, 2010

We are working with Reg Technologies Inc., and a Fortune 1000 Company in developing a RadMax® Diesel Engine application based on a specification of its industry partner. Under the terms of a non disclosure, we are prohibited from publishing the name of the partner or discussing the partner’s specific application.

Reg Technologies, Inc. has the worldwide rights, excluding the U.S. rights, to the RadMax® technology by paying 50% of the R&D costs.

The RadMax® Diesel Engine which we are developing must be technologically superior or at least equal to other engines that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets.

A number of rotary engines have been designed over the past 80 years but only one, the Wankel, has been able to achieve mechanical practicality and any significant market acceptance.

We believe the RadMax® Diesel Engine could achieve improved fuel consumption when compared to gasoline and turbine engines. This was based on a review by our thermodynamics engineer, Dr. Allen MacKnight, PhD, of published industry literature. Specifically, a given volume of diesel fuel contains approximately 30% more energy that the same volume of gasoline and diesel engines consume approximately 0.4 pounds of fuel for every horsepower hour. As a point of reference, all turbine engines consume approximately 0.8 pounds of fuel for every horsepower hour.

To bring the RadMax® Diesel Engine from concept to reality, a number of milestones, or steps, are required for ultimate qualification. These start with concept drawings and presentations, and lead to testing by independent agencies to validate the emissions, horsepower, and other critical metrics.

We entered into an agreement in April 2008 with a Fortune 1000 Company to evaluate and consider technical solutions in developing a RadMax® rotary engine technology for certain commercial and military applications. The Fortune 1000 Company then had a period of 12 months after completion of the evaluation period to execute a letter of intent to a non-exclusive license for the REGI rotary engine for certain commercial and military markets.

The agreement with the Fortune 1000 Company was extended to December 31, 2009 to complete the evaluation and technical assessment of the REGI U.S. RadMax® Engine design. The project scope will also include a performance evaluation report that compares actual performance with the initial set of requirements that will be used to provide the basis for recommendations arising from the assessment pursuant to our evaluation agreement. We are in the process of finalizing a further extension to cover the period through December 31, 2010.

The Fortune 1000 Company and REGI U.S. engineers have been carrying out a joint technical assessment of the REGI U.S. RadMax® engine and their engineers made several improvements and changes. The Fortune Company recommended Belcan Engineering (www.belcan.com) to complete an assessment of the new design and recommend any further changes before the fabrication of the engine commences.

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

We announced in December 2009, that Path Technologies, Inc has been selected to fabricate the prototype RadMax® diesel engine. We note that the Company is familiar with Path Technologies as we have used them in the past to fabricate RadMax® parts. We are in Phase 3 of a 4 phase program.

Phase 3, Detail Design, is to be completed mid 2010, includes the following top level tasks:

  Retain engineering analysis organization to provide independent validation of all RadMax design elements: functions, tolerances, and material selections

  Verify environmental conditions (temperatures, pressures, centrifugal forces, etc.).

  Identify components that require detail stress and strain analysis

  Perform complete integration of all of components and evaluate their performance and strength under non- operating and operating conditions.

Phase 4, Demonstrator Fabrication and Test, planned for completion by end 2010, includes the following top-level tasks:

  Fabricate and test demonstrator (estimated 2 to 3 months).

  Build and functionally verify a test stand.

  Install demonstrator engine on test stand, test all fluid lines, and verify that instruments are calibrated.

  Engine testing initially verifies mechanical integrity of the engine.

  Next, the RadMax engine is motor driven. Compression and temperatures of the combustion chamber are measured.

  After satisfactory compression and temperature measurements are achieved, the RadMax engine is brought up in speed and load.

  After several test runs, the engine is disassembled for inspection to determine effects on the components.

  Engine testing is a multiple stage process. It is estimated to require 3 to 6 months to complete.

During this period, we completed a rigorous thermodynamics analysis of the engine. The report is currently in review by our technology partners. The recommendations include fabricating the cam using Aluminum instead of steel to take advantage of the improved thermal conductivity.

All RadMax components have been modeled and manufacturing drawings have been produced. These are in review by our technology partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the nine-month period covered by this quarterly report on Form 10-Q was carried out by us under the supervision and with the participation of our Chief Executive Officer Mr. John Robertson. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at January 31, 2010, our disclosure controls and procedures are not effective due to inadequate segregation of duties and effective risk assessment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  the quality and reliability of our products and services;

  our ability to develop new products and services superior to that of our competitors;

  our ability to establish licensing relationships and other strategic alliances;

  our pricing policies and the pricing policies of our competitors;

  our ability to introduce new products and services before our competitors;

  our ability to successfully advertise our products and services; and

  general economic trends.

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

Limited Operating History: Losses

The Company has experienced losses in all years of its operations. There can be no assurance that the Company will operate profitably in the future, if at all. As of January 31, 2010 the Company’s accumulated deficit was $10,107,938.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

A. Transactions with Related Parties

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company. As of October 31, 2009, there was $161,446 due from related parties and $993,230 due to related parties. As of April 30, 2009, there was $260,136 due from related parties and $863,194 due to related parties. There is no right of offset associated with these payables and receivables.

As part of an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an officer and director of the Company, the Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the nine month period ended October 31, 2009 and 2008, fees in the aggregate of $938 and $27,333, respectively, for legal services have been paid or accrued to the Law Firm.

During the nine month period ended January 31, 2010, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $67,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the nine month period ended January 31, 2009.

During the nine month period ended January 31, 2010, the Vice President and director of REGI provided consulting services to REGI. These services were valued at $22,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the nine month period ended January 31, 2009.

During the nine month period ended January 31, 2010, the CFO, COO and director of REGI provided consulting services to REGI. These services were valued at $22,500, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the nine month period ended January 31, 2009.

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

During the nine months ended January 31, 2010, the Company’s efforts have been focused on the research, development and design of the RadMax® rotary technology (see also Period Highlights above).

C. Other MD&A Requirements

Additional Disclosure for Venture Issuers without Significant Revenue

Additional disclosures concerning the Company’s research and development costs, deferred development costs and general and administrative expenses are provided as follows:

During the nine months ended January 31, 2010, the Company incurred the $126,883 in research and development costs.

Disclosure of Outstanding Share Data:

The Company’s authorized share capital consists of:

100,000,000 Common shares without par value

As of January 31, 2010, there were 28,701,824 common shares issued and outstanding. As at February 26, 2010, there were 28,707,824 common shares issued and outstanding.

Commitments:

Outstanding Stock Options

Options outstanding at January 31, 2010 are as follows:

Expiry Date	Exercise price ($)	Number of Shares
May 27, 2010	0.45	50,000
November 1, 2011	1.37	25,000
April 12, 2012	1.30	926,000
May 10, 2012	0.20	75,000
November 7, 2012	1.30	25,000

		1,101,000

Outstanding Share Purchase Warrants

Share purchase warrants outstanding January 31, 2010 are as follows:

Expiry Date	Exercise price ($)	Number of warrants

April 21, 2011	2.20	75,000
October 1, 2011	0.60	55,000
November 1, 2011	1.37	100,000
November 14, 2011	1.00	492,000
November 17, 2011	1.00	1,567,000
January 30, 2012	1.30	200,000
February 21, 2012	1.50	120,000
July 30, 2012	1.50	579,950
October 4, 2012	1.50	32,000
November 9, 2012	1.50	76,000
December 17, 2012	1.50	95,000
January 13, 2013	0.50	100,000
February 14, 2013	1.50	51,000
April 23, 2014	0.25	50,000

Warrants Outstanding		3,592,950

Directors and Officers

As of March 1, 2010, the Company had the following directors and officers:

John Robertson	Director, President and Secretary
Jennifer Lorette	Director
James Vandeberg	Director, Chief Operating Officer and Chief Financial Officer
Thomas Robertson	Director
Brian Cherry	Vice President

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

Dated: March 18, 2010	REGI U.S., INC.

	By:	/s/ John G. Robertson
John G. Robertson, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Vandeberg
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

Date:      March 18, 2010

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

Date: March 18, 2010

/s/ James Vandeberg

James Vandeberg

Chief Operating Officer and

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-Q for the period ending January 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John G. Robertson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 18, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REGI U.S., Inc. (the "Company") on Form 10-Q for the period ending January 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Vandeberg, Chief Operating Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 18, 2010