Form 10-K
period 2010-04-30
REGI U S INC
filed 2010-07-30
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

_______________________
(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each Exchange on which registered:
Common	NASD Over the Counter Bulletin Board
Common	Frankfurt Stock Exchange

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:   Yes [   ]   No [ X ]

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

(1)   Yes [ X ]   No ___      (2)   Yes [ X ]   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]   No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [   ]   Accelerated filer [   ]   Non-accelerated filer [   ]   Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X ]

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, no par value, as of July 26, 2010 was 28,722,824

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $6,023,540.75 as of September 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

REGI U.S., INC.
FORM 10-K
TABLE OF CONTENTS

		Page
PART I		1
Item 1	Business	4
Item 1A	Risk Factors	13
Item 1B	Unresolved Staff Comments	18
Item 2	Properties	18
Item 3	Legal Proceedings	19

PART II		19
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6	Selected Financial Data	20
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A	Quantitative and Qualitative Disclosure about Market Risk	23
Item 8	Financial Statements and Supplementary Data	23
Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	25
Item 9A	Controls and Procedures	25
Item 9B	Other Information	26
PART III
Item 10	Directors, Executive Officers and Corporate Governance	26
Item 11	Executive Compensation	30
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13	Certain Relationships and Related Transactions, and Director Independence	39
Item 14	Principal Accounting Fees and Services	42
PART IV		21
Item 15	Exhibits, Financial Statement Schedules	43
	Signatures	45

FORWARD LOOKING STATEMENTS

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

The Company files annual reports and furnishes other information with the SEC. You may read and copy any document that we file at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at (http://www.sec.gov). The Company also files information with the Canadian Securities Administrators via SEDAR (www.sedar.com). The Company’s website is www.regtech.com.

PART I

ITEM 1. BUSINESS

General

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. Rand Energy Group Inc., a privately held British Columbia corporation ("Rand Energy") holds approximately 3.11% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech"). Reg Tech holds approximately 10.6% of the common shares of REGI.

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

Products and Projects

RadMax® Engine

The Company is working with Reg Technologies Inc. and a Fortune 1000 Company in developing a RadMax® Diesel Engine application based on a specification of its industry partner. Under the terms of a non disclosure, we are prohibited from publishing the name of the partner or discussing the partner’s specific application.

We believe that the RadMax® Diesel Engine could achieve improved fuel consumption when compared to gasoline and turbine engines. This was based on a review by our thermodynamics engineer, Dr. Allen MacKnight, PhD, of published industry literature. Specifically, a given volume of diesel fuel contains approximately 30% more energy that the same volume of gasoline and diesel engines consume approximately 0.4 pounds of fuel for every horsepower hour. As a point of reference, all turbine engines consume approximately 0.8 pounds of fuel for every horsepower hour.

To bring the RadMax® Diesel Engine from concept to reality, a number of milestones, or steps, are required for ultimate qualification. These start with concept drawings and presentations, and lead to testing by independent agencies to validate the emissions, horsepower, and other critical metrics.

The Company entered into an agreement with a Fortune 1000 Company to evaluate and consider technical solutions in developing a RadMax® rotary engine technology for certain commercial and military applications.

The agreement gives the Fortune Company an option for 90 days after the completion of the evaluation period to execute a letter of intent for exclusive commercial and military markets. They have a period of 12 months after completion of the evaluation period to execute a letter of intent to a non-exclusive license for the REGI rotary engine for certain commercial and military markets.

Since the inception of the April 30, 2008 agreement, the Fortune 1000 Company and REGI U.S. engineers have been carrying out a joint technical assessment of the REGI U.S. RadMax® engine and their engineers made several improvements and changes. The Fortune Company has recommended Belcan Engineering (www.belcan.com) to complete an assessment of the new design and recommend any further changes before the fabrication of the engine commences.

The agreement with the Fortune 1000 Company was extended to December 31, 2010 to complete the evaluation and technical assessment of the REGI U.S. RadMax® Engine design. The project scope also includes a performance evaluation report that compares actual performance with the initial set of requirements that will be used to provide the basis for recommendations arising from the assessment pursuant to our evaluation agreement.

The Company believes the RadMax® Diesel Engine must be technologically superior to other engines that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets.

A number of rotary engines have been designed over the past 80 years but only one, the Wankel, has been able to achieve mechanical practicality and any significant market acceptance.

The Company’s engineers commenced and completed the detailed design modeling for the RadMax® Engine using COSMOS, a design and analysis tool, verifying and improving the design with respect to stress (finite element analysis), temperature (thermal analysis), and material properties (metallurgy). The analysis provided by COSMOS will be applied against all RadMax® design components including the rotor, cam, stator, vanes, and seals.

Following completion of reviews by the evaluation company, and the COSMOS analysis, a Request for Proposals (RFP) was issued to three pre-qualified bidders to provide a fixed-price quotation versus a formal Statement of Work (SOW). The RFP was released 12 June 2009. We offered a 30-day period for review of drawings, and responses to questions. The closing date for receipt of the proposals was 28 July 2009. Proposals were received, a comparative analysis was performed, and we planned a fixed-price award. Following final review and approval by the evaluation company, we planned to make an award to the most responsible and compliant bidder.

Based on the progress of the design, the evaluation company revised its guidance. Instead of fabricating a prototype based on the initial design, we were directed to proceed with the design of a pre-production unit which would incorporate all enhancements necessary to achieve preproduction unit tests. We negotiated specific details of a statement of work for multiple analysis tasks.

The Company retained Belcan Engineering Services of Phoenix, AZ (www.belcan.com) to review the Fortune 1000 diesel engine design before production of the prototype. This thorough review will help to ensure a streamlined and timely fabrication process. Immediately following the design review, REGI will fabricate RadMax™ parts and assemblies, validate assembly operations, and conduct component, assembly, and system tests. Two technical meetings were held with Belcan Engineering Services. The following results were accomplished:

  Familiarization with the RadMax™ Diesel Engine baseline design, including mechanical operation, friction

  Contributors and sealing approach.

  Shared understanding of the vane actuation system.

  Determination of vane loads in compressor and engine applications

  Preliminary evaluation of thermodynamics and determination of potential hot spots

  Evaluation of compression ratio, and recommendations for design modifications

  Assessment of all bearings – main bearings which control all rotating components, linear bearings which control the vane actuators, and journal bearings which facilitate wheel operations on the fixed stators.

Belcan’s technical assignment is to optimize the design of the diesel engine application which comprises the vanes, push rods, and a lift block that interface with a stator. The review of the RadMax engine thermodynamics and vane-actuation systems were performed first. All recommendations resulting from these reviews were evaluated and changes into the RadMax engine baseline were incorporated as appropriate.

The design review covered thermodynamic engineering work, material selections, sealing solutions, component geometry, mechanical integration, operating limitations and a vital assembly review. Participants included representatives from Belcan Engineering Services, the Fortune 1000 Company, and REGI U.S., Inc.

The resultant thermodynamics report included recommendations for RadMax™ Engine materials, thicknesses, tolerances, and coatings. One specific recommendation is to fabricate the cam using lighter weight materials to take advantage of its improved thermal conductivity.

The Company next announced that Path Technologies Inc. of Painesville, Ohio, was selected to fabricate the prototype RadMax™ Diesel Engine. Path Technologies was the most competitive fully responsive bidder following a process of drawing and manufacturing processes evaluation. This process is a crucial initial step to get the most qualified supplier on board to produce unique RadMax™ Diesel Engine parts.

Path Technologies recently produced RadMax™ Pump parts for Reg Technologies Inc. That prior experience was one of the major considerations in the evaluation and selection process.

As the next step, the Company met with representatives of the Fortune 1000 company in June 2010 and conducted a 100% review of the engine analysis, design, and fabrication plans. At the completion of the review, REG Technologies announced that the design review indicates the acceptance of the demonstration RadMax™ Diesel Engine Design, subject to a few minor action items to be resolved in the next 30 days. The objective of the review was to obtain approval to commence fabrication of the demonstration diesel engine.

All action items were resolved within 30 days. A revised drawing package and computer models of the updated components were submitted to the Fortune 1000 company for final review.

In parallel, engineers from Reg Technologies Inc. and REGI US Inc met to perform a 100% prefabrication review of every component and assembly. In this review each dimension, tolerance, and material is verified.

We plan to issue a purchase order to Path Technologies no later than September, to start fabrication of RadMax unique items. Path Technologies will be responsible to produce RadMax™ parts. Reg Technologies Inc. will integrate those parts, along with other commercial items (fuel injection, for example) to produce the prototype engine.

The timetable for the prototype engine remains the same as stated in the Company’s November 13, 2009 press release. The specific work to be performed includes:

  Fabricate RadMax unique items from drawings and 3D computer models.

  Deliver metrology reports for each fabricated unique item.

  Purchase commercial items for inclusion in the RadMax end-item.

  Deliver copies of all purchase orders and part certifications.

  Perform trial fitment of all components, and rework as needed.

  Purchase test related items in accordance with supplied purchase requisitions.

  Assemble test related items as needed (table, dc motor, motor controller, etc.).

  Provide limited test support (non combustion) at their facility.

The Company is confident that this version is very robust. The systems engineering reviews have removed considerable length (and weight) from the engine.

As an example, the weight estimate for our planned pre-production 8-liter (488 cubic inch) engine is less than 454 kilograms (1000 pounds). A similar size reciprocating engine weight approximately 2500 pounds. So far, we have achieved a 60% weight reduction.

Near-term program milestones include:

  Fabrication of the prototype engine – approx. 3 months

  Initial prototype testing – approx. 3 months

RadMax® Pump

The Company actively pursued the development of the RadMax® Pump from early 2007 until March 2008. From September 2007 until March 2008, the Company worked with an industry partner in the water pump industry. The partner evaluated the Pump as a potential new product offering as part of its fire engine chemical dispersant product line. The evaluation and test period ended when the partner had a change in its senior management and their leading advocate left the company. Until there is further interest established in the RadMax® Pump by an end user, no further work is anticipated.

The Company then focused all of its technical resources on validating the seals for a compressor application, leading towards the technology incorporation in the RadMax® engine.

In February 2009 the pump was set up in the Company’s Richmond, B.C. laboratory, for demonstration to interested parties. It is a fully functional prototype capable of pumping twice its internal volume every revolution. Future development would take the form of customization based on interest from another industry partner. Commercialization requires tooling to significantly reduce the cost of the pump in a production environment.

RadMax® Compressor

The company actively pursued the development of high pressure metal seals using the RadMax® Compressor from July 2007 until September 2007. The technical concept of high pressure metal seals was validated in a prototype compressor test bed that was fabricated from residual hardware. There was no immediate interest by an industry partner to continue a joint development of the RadMax® Compressor. Until there is further interest established in the RadMax® Compressor by an end user, no further work will be conducted.

The compressor is a fully functional prototype design capable of 48 individual compression events every revolution, which represent twice its internal volume. Future development would take the form of customization based on interest from another industry partner. Commercialization requires tooling to significantly reduce the cost of the compressor in a production environment.

Corporate

The Company was invited and attended the Clinton Global Initiative (“CGI”) Fifth Anniversary Meeting, established by President Bill Clinton. The RadMax™ Engine Technology was approved for presentation at the CGI Meeting in New York City from September 22 – 25, 2009. The Company is pleased to be able to support CGI’s commitment of reducing the effects of global warming by continuing to pursue commercializing the fuel efficient RadMax™ Engine Technology.

The U.S. Patent and Trademark office has been in contact with our patent attorney to commence a review of 24 Claims in the new patent application for the RadMax™ application. The new design claims are far more advanced than the existing Rand Cam technology patents, and once approved will give the Company an additional 20 years of patent technology protection.

Competition and Alternative Technologies

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

Except for the Wankel rotary engine built by Mazda of Japan, no competitor, that we are aware of, presently produces in a commercial quantity any rotary engine similar to the engines we are developing. The Wankel rotary engine is similar only in that it is a rotary engine rather than a reciprocating piston engine. Without substantially greater financial resources than is currently available to us, however, it is very possible that it may not be able to adequately compete in the engine business. One competitor, Rotary Power International, is presently producing the first production SCORE rotary (Wankel type) engines. Our RadMax® Diesel Engine is more fuel efficient, smaller, quieter, costs less to produce and will have fewer exhaust emissions.

We believe that if and when our engine is completely developed, in order to be successful in meeting or overcoming competition which currently exists or may develop in the future, our engine will need to offer superior performance and/or cost advantages over existing engines used in various applications.

We believe strong competition can be expected in the engine market with new patents being taken out on a continuous basis and that we may have a time advantage over some of the competitive products as far as niche markets which we may enter, however there is no way to accurately determine or predict whether this situation is or will continue to be true.

The conventional piston type internal combustion engine is the prime competitor of the RadMax® Diesel Engine. Due to the substantial infrastructure built up to support the standard combustion engine, substantial barriers to entry exist into this market.

A number of the new engine designs over the last decade have offered advantages on the thermodynamics front (e.g. more efficient use of energy through better combustion, better heat transfer, etc.). In the case of the RadMax® Diesel Engine, its strong point it believed to be in its mechanism, not in its thermodynamics. Whether or not the engine's mechanism alone will provide the competitive edge necessary to result in a marketable and successful product is unknown at this time.

Since we do not have management experience in manufacturing engines, it hopes to be able to follow the same strategy as that of other companies such as Orbital and Wankel, where it would be licensing its technology and would therefore not be directly engaged in manufacturing.

An extensive manufacturing study has not been performed to date and it could turn out that the costs to manufacture are prohibitive for one or more reasons. However, the computer modeling done can be utilized to generate manufacturing drawings which could be used to obtain preliminary costing estimates.

The development of our business and its ability to maintain its competitive and technical position has depended and will depend, in part, upon its ability to attract and retain qualified scientific, engineering, managerial and manufacturing personnel.

Significant competition exists from engine manufacturers and engineering firms specializing in the development of internal combustion engines technology for the automotive, marine, motorcycle and small engine industry. Such competition also exists in the pump and compressor markets which may utilize the Rand Cam technology in their products. Many of these companies have substantially greater resources for research, development and manufacturing than us. It is possible that our competitors may succeed in developing technologies and products that are more effective or commercially acceptable. We believe, based on its testing of the RadMax® Diesel Engine that the engine is a superior overall engine package to the reciprocating piston engine. This assessment is made on the basis of the RadMax® Diesel Engine’s potential for reduced engine weight and packaging volume, improved performance, and possibly lower manufacturing costs.

Technology development is taking place on many fronts and competitors may have, unknown to us, a product or products under development which may be technologically superior to ours which may be more acceptable to the market. Competition with engines employing Rand Cam technology may also include other lean burn engines, electric motors, gas turbine engines, solar power and hybrid vehicles, and may include concepts not yet known to us.

Environmental Matters

Laws and regulations relating to protection of the environment have not had a material impact on our business.

Availability of Raw Materials

Since we are not in production and there are no plans at this time for us to enter the actual engine manufacturing business, raw materials are not of present concern. At this time, however, there does not appear to be any foreseeable problem with obtaining any materials or components, which may be required in the manufacture of its potential products.

Marketing Strategy

We intend to pursue the development of the RadMax® Diesel Engine by entering into licensing and/or joint venture arrangements with other larger companies, which have the financial resources to maximize the potential of the technology. We have no current plans to become actively involved in either manufacturing or marketing any engine or other product which it may ultimately develop to the point of becoming a commercial product.

Our current objective is to complete and test the RadMax® Diesel Engine. Based on the successful testing, the prototypes will be used for presentation purposes to potential license and joint venture partners.

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

Dependence on Certain Commercial Agreements

We do not have any material agreements upon which we are dependent.

Patents

U.S. patent 5,429,084 was granted on July 4, 1995, to James McCann, Brian Cherry, Patrick Badgley and four other individuals for various improvements incorporated in the RC/DC Engine, This patent has been assigned to us. The patent to the original Rand Cam engine, U.S. Patent 4,401,070, was issued on August 30, 1983 to James McCann and the marketing rights are held by Rand Energy.

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

Two additional patents have been issued for improvements to the engine including: U.S. Patents 5,509,793 “Rotary Device with Slidable Vane Supports, issued April 24, 1996 and 5,551,853 “Axial Vane Rotary Device and Sealing System” issued September 3, 1996.

The world wide patents cover Canada and several countries in Europe, namely, Germany, France, Great Britain, and Italy.

The U.S. Patent and Trademark office has been in contact with our patent attorney to commence a review of 24 Claims in the new patent application for the RadMax™ application. The new design claims are far more advanced than the existing Rand Cam technology patents, and once approved will give the Company an additional 20 years of patent technology protection.

Royalty Payments

The August 1992 Agreement calls for us to pay Rand Energy Group Inc. semi-annually a royalty of 5% of any net profits to be derived by us from revenues received as a result of its license of the Original Engine. The August 1992 Agreement also calls for us to pay Brian Cherry a royalty of 1% semi-annually any net profits derived by us from revenue received as a result of our licensing the Original Engine.

Other provisions of the April 1993 Agreement call for is (a) to pay to Rand Energy Group Inc. a continuing royalty of 5% of the net profits derived from the Technology by us and (b) to pay to Brian Cherry a continuing royalty of 1% of the net profits derived by us from the Technology.

Pursuant to the letter of understanding dated December 13, 1993, among us, Rand Energy Group Inc., REGI U.S. and West Virginia University Research Corporation (WVURC), WVURC will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology relating to the Original Engine and the RC/DC Engine.

Research and Development

Research and development work on the RadMax® Engine is coordinated and funded by Reg Tech and the Company as to 50% each. We plan to contract with outside individuals, institutions and companies to perform most of the additional research and development work which we may require to benefit from our rights to the RadMax® Engine. During the last two fiscal years, we spent $339,990 on research and development. During the past year, development costs have been assumed by a third party who is evaluating the RadMax® Diesel Engine design.

Employees

We do not have any employees; the Company and Reg Technologies share the cost of several part-time employees. Several part-time consultants were contracted. Our legal, accounting, marketing and administrative functions are contracted out to consultants.

Item 1A. RISK FACTORS

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

We face risks related to general domestic and global economic conditions and to the current credit crisis.

We rely on our ability to raise capital through the sale of our securities. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate. Our the ultimate success will depend upon our ability to raise additional capital or to have other parties bear a portion of the required costs to further develop or exploit the potential market for our products. Reg Tech and REGI have agreed to provide the necessary funds for the development of the RadMax® Engine prototypes and our other operations until joint venture or license agreements can be completed.

We are a development stage enterprise.

We are a development stage enterprise and are subject to all of the attendant business risks associated with a development stage enterprise, including constraints on financial and personnel resources, lack of established credit facilities, and uncertainties regarding product development and future revenues. We will continue to be subject to all the risks attendant to a development stage enterprise for the foreseeable future, including competition, complications and setbacks in the development program, and the need for additional capital.

We have reported losses in each year since its inception. At April 30, 2010, we had an accumulated deficit of $10,543,294 in accordance with US GAAP. Our history consists almost entirely of development of its products funded entirely from the sale of our Common Stock in the absence of revenues. We anticipate that it will continue to incur substantial additional operating losses for at least the next 12 months and expects cumulative losses to increase as our development efforts expand.

Although we anticipate receiving future revenues from the sales of engines or the licensing of our technology or pursuant to a joint venture, we have received minimal revenues in preparation for licensing or joint venture activities, and there are no assurances that significant revenues will be derived from this activity in the future. We have received no revenues from sales of any of the products under development. There can be no assurance as to when or if we will be able to develop significant sources of revenue or whether our operations will become profitable, even if we are able to commercialize any product. See "Operating and Financial Review and Prospects," and Notes to Financial Statements.

We have no assurance that we will be able to develop a commercially feasible product.

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

We will require additional financing and we may not be able to secure the financing necessary to continue our development and operations.

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

We have a history of losses and expect to incur significant losses for the foreseeable future.

We expect to incur significant losses for the foreseeable future and cannot be certain when or if we will achieve profitability. Failure to become and remain profitable will adversely affect the value of our Common Shares and our ability to raise capital and continue operations.

We have a history of operating losses, and an accumulated deficit, as of April 30, 2010, of $10,543,294. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

Our future revenues and profitability are unpredictable. We currently have no signed contracts that will produce revenue and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

We have no assurance that our products will receive market acceptance.

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

We have not conducted a formal market survey.

We have not conducted a formal market survey but statistics available on the aircraft, marine and industrial markets alone indicate an annual market potential of more than one hundred million dollars.

Our officers lack of experience to manufacture or market our products.

Assuming we are successful in developing the RadMax® Diesel Engine, we presently have no proven ability either to manufacture or market the engine. There is no assurance that we will be able to profitably manufacture and market engines.

Our auditors have indicated that our losses raise substantial doubt about our ability to continue a going concern.

The report of our independent auditors with respect to our financial statements included in this Form 10-K includes a "going concern" qualification, indicating that our losses and deficits in working capital and shareholders' equity raise substantial doubt about our ability to continue as a going concern. See " Operating and Financial Review and Prospects” and Notes to Financial Statements.

We are dependent upon certain members of our staff, the loss of which could adversely affect our business.

We are dependent on certain members of our management and engineering staff, the loss of services of one or more of whom could adversely affect our business. The loss of any of these key individuals could hamper the successful development of the engine. Our present officers and directors have other full-time positions or part-time employment unrelated to our business. Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only. Our management may devote time to other companies or projects which may compete directly or indirectly with us. We do not have "key man" life insurance on such officers and currently have no plans to obtain such insurance. See "Management". Our success also depends on our ability to attract and retain additional skilled employees.

Certain of the Company’s directors and officers are also directors and/or officers and/or shareholders of potential competitors of the Company, giving rise to potential conflicts of interest.

Our present officers and directors have other unrelated full-time positions or part-time employment. Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only. Our management may devote time to other companies or projects which may compete directly or indirectly with us.

We are dependant upon consultants and outside manufacturing facilities.

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

Our business may suffer if we are unable to adequately protect our intellectual property.

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

Our engines and planned applications may contain product errors which could adversely affect our operations.

Engines such as the ones proposed by us and our related planned applications may contain errors or defects, especially when first introduced, or when new versions are released. Our products may not be free from errors after commercial release has occurred. Any errors that are discovered after such commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs and liability claims. Any defects in these products could adversely affect the operation of and market for our products, reduce revenue, increase costs and damage our reputation.

Our competition possesses greater technical resources and market recognition than us and there is no assurance that we will be able to compete effectively with these companies.

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

Market prices for our products may decline in the future which would have a material adverse effect on our business, financial condition and results of operations.

We anticipate that market prices for our main products may decline in the future due to increased competition. We expect significant competition among local and international companies, including from new entrants, may continue to drive equipment prices lower. We also expect that there may be increases in promotional spending by companies in our industry which would also contribute to increasing movement of customers between competitors. Such increased competition and the resulting decline of market prices for our products would have a material adverse effect on our business, financial condition and results of operations.

New technology or refinement of existing technology could render our Rand Cam products less attractive or obsolete.

New technology or refinement of existing technology could render our Rand Cam products less attractive or obsolete. Our success depends in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and improved engines on a timely basis. There is no assurance that we will be able to do so. Accordingly, if we are unable to adapt to changing technologies and to adapt our product to evolving industry standards, our business will be adversely affected.

Product liability claims asserted against us in the future could hurt our business.

Product liability claims asserted against us in the future could hurt our business. If a customer suffers damage from our products, the customer could sue us on product liability or related grounds, claim damages for data loss or make other claims. We currently do not carry product liability insurance. While we have not been sued on product liability grounds to date, a successful product liability or related claim brought against us could harm our business.

Our success may be dependent on the timing of new product introductions and lack of market acceptance for our new products.

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

We may be affected by other factors which may have an adverse effect on our business.

Our areas of business may be affected from time to time by such matters as changes in general economic conditions, changes in laws and regulations, taxes, tax laws, prices and costs, and other factors of a general nature which may have an adverse effect on our business.

There is only a limited public market for our common shares on the OTC Bulletin and those markets are extremely volatile.

There is only a limited public market for our common shares on the OTC Bulletin Board and there is a risk that a broader or more active public trading market for our common shares will never develop, or be sustained, or that current trading levels will not be sustained.

The market price for our common shares on the OTC Bulletin Board has been and we anticipate will continue to be extremely volatile and subject to significant price and volume fluctuations in response to a variety of external and internal factors. This is especially true with respect to emerging companies such as ours. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions, as well as changes in industry conditions, such as regulatory and environment rules, and announcements of technology innovations or new products by other companies. Examples of internal factors, which can generally be described as factors that are directly related to our consolidated financial condition or results of operations, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our operating performance, advances in technology or other business developments.

Because we have a limited operating history and no profits to date, the market price for the common shares is more volatile than that of a seasoned issuer. Changes in the market price of the common shares, for example, may have no connection with our operating results or prospects. No predictions or projections can be made as to what the prevailing market price for the common shares will be at any time, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

You will be subject to the penny stock rules to the extent our stock price on the OTC Bulletin Board is less than $5.00.

Since the common shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, trading in the common shares on the OTC Electronic Bulletin Board is subject, to the extent the market price for the common shares is less than $5.00 per share, to a number of regulations known as the "penny stock rules". The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

You should not expect to receive dividends.

We intend to retain any future earnings to finance our business and operations and any future growth. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

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

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

	Bid Price		Asked Price
	High	Low	High	Low
Quarter ended July 31, 2008	$0.89	$0.63	$0.9	$0.7
Quarter ended October 31, 2008	0.74	0.27	0.75	0.3
Quarter ended January 31, 2009	0.37	0.18	0.44	0.22
Quarter ended April 30, 2009	0.38	0.18	0.4	0.23
Quarter ended July 31, 2009	0.31	0.18	0.38	0.24
Quarter ended October 31, 2009	0.30	0.18	0.34	0.22
Quarter ended January 31, 2010	0.28	0.18	0.302	0.23
Quarter ended April 30, 2010	$0.58	$0.12	$0.8	$0.24

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

The following table shows the high and low bid prices of our stock traded on the OTC Bulletin Board during the most recent six months, for each month as follows:

	Bid Price
Month	High	Low
June 2010	0.35	0.29
May 2010	0.38	0.23
April 2010	0.44	0.27
March 2010	0.44	0.26
February 2010	0.60	0.21
January 2010	0.26	0.22

_________
All prices are in U.S. dollars.

(Information provided by the Over the Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

Holders

As of July 26, 2010, there were 28,722,824 shares of common stock outstanding, held by 265 shareholders of record.

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880 Reno, Nevada 89501; Phone: 775-322-0626; Fax: 775-322-5623.

Dividends

To date we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans.

The Company is authorized to issue up to 100,000,000 shares of common stock, without par value. As of July 26, 2010, there were 28,722,824 shares of common stock issued and outstanding. Each share of Common Stock is entitled to one vote on all matters submitted for shareholder approval.

Recent Sales of Unregistered Securities

The following is a summary of all transactions within the past three years involving our sales of our securities that were not registered under the Securities Act. Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated. All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

During the year ended April 30, 2010, the Company issued 650,000 common shares of the Company to a private company for consulting work on market analysis and shareholder communication. The common shares were valued at $0.22 per share for a total value of $143,000 based on the fair market value of the shares on the date of the issuance. The issuance of these securities was exempt from registration under The foregoing issuance of common stock was exempt from registration under the Securities Act, pursuant to Rule 701 thereof on the basis that the transactions were pursuant to a contract relating to compensation as provided under Rule 701.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion should be read in conjunction with audited financial statements of the Company and unaudited consolidated financial statements of our company and the related notes that appear elsewhere in this annual report.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” .

The audited financial statements of the Company are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operations

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the RadMax® Engine.

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have incurred net losses to date totaling $1,587,723 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2010, we had working capital deficiency of $1,587,723. Our only assets are cash of $1,158, related party receivables of $4,413 and prepaid expenses of $5,722 as of April 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Results of Operations

Results of operations for the year ended April 30, 2010 ("2010’) compared to the year ended April 30, 2009 ("2009")

There were no revenues from product licensing during 2010 and 2009.

Net loss increased from $994,466 in 2009 to $1,220,349 in 2010. One contributing factor to the increase in net loss was loss on change in fair value of derivative liabilities of $114,643 in 2010 which was absent in 2009.

The Company had loss from operation of $1,105,715 in 2010, compared to loss from operation of $994,466 in 2009, resulting in an increase of $111,249. This increase in 2010 was mainly due to a gain on the settlement of accounts payable of $10,700 in 2009 which was absent in 2010, loss on foreign exchange of $10,654 in 2010 instead of gain on foreign exchange of $1,752 in 2009, and non-cash based general and administrative expenses including shares issued for consulting services valued at $143,000 and additional value of $27,330 assigned to the 875,000 options vested due to reduction of their exercise prices from between $1.30 and $1.37 to $0.50.

Cash-based expenses increased significantly from 2009 to 2010 are as follows:

  Research and development expenses increased from $158,187 in 2009 to $181,803 in 2010. The increase resulted from increased hours required of an engineering consultant in 2010.

  Office rent and utility increased from $1,072 in 2009 to $9,007 in 2010 and office administrative expenses increased from $5,508 in 2009 to $32,186in 2010. These increases are due to expenses evenly shared with Reg Tech according to the agreement signed by the two companies, which were not allocated to REGI by Reg Tech in 2009.

During 2010 the Company continued its effort to reduce costs and decreased the following expenses from 2009:

  Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $112,876 in 2009 to $90,885 in 2010 due to the Company’s effort in streamlining the operations;

  Wages and benefits decreased from $97,501 in 2009 to $39,036 in 2010 due to the fact that the Company terminated the employment contract with an employee working on shareholder communications in 2009;

  Shareholder communication by publications decreased from $48,881 in 2009 to $18,080 in 2010 and travel expenses decreased from $33,415 in 2009 to $20,040 in 2010 due to management’s decision to save on promotion until the recovery of the world economy.

We had a basic and diluted loss of $0.04 per share in both 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

During 2010, with the downturn in the financial market, we financed our operations mainly through net proceeds of $412,322 from related parties.

During 2010, we raised $5,000 pursuant to exercise of 20,000 options at $0.25 per share. These funds raised do not provide sufficient working capital to fund ongoing operations for the next twelve months. We will need to raise additional funds through private placements and exercises of warrants and stock options.

We received funding in 2010 from our affiliated companies (common officers and directors) and our 13.36% shareholder, Reg Tech and Rand Energy. The total amount owing to related parties is $1,019,793 or 64% of total liabilities as of April 30, 2010. This funding was necessary with a downturn in the financial market to complete the RadMax engine and place the Company in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

As of April 30, 2010, we had a working capital deficiency of $1,587,723. We receive interim support from our ultimate parent company and will raise additional funds from equity financing which was negotiated. We also plan to raise funds through loans from Reg Tech and Rand Energy. At April 30, 2010 Reg Tech owns 3,040,000 shares and Rand Energy owns 796,483 shares of REGI common stocks and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

The audited consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company also receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company has an equity line of credit whereby the investor agreed to purchase up to $10,000,000 of the Company’s common stock. (See Note 4d to our financial statements). The Company may also raise additional funds through investors’ exercise of warrants and stock options.

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

We anticipate that our cash requirements for the fiscal year ending April 30, 2011 will remain consistent with those for the fiscal year ended April 30, 2010.

These research and development costs are identified as master design integrator, prototype fabrication, and labour expense, estimated at $200,000 each, with planned expenditure over the next 6 months.

Off-Balance Sheet Arrangements

As of April 30, 2010, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTS

Page
Audited Financial Statements for the Years ended April 30, 2010 and 2009	F-1 – F-19

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

  Report of Independent Registered Public Accounting Firm dated July 28, 2010

  Consolidated Balance Sheets as of April 30, 2010 and 2009

  Consolidated Statements of Expenses for the year ended April 30, 2010 and 2009 and for July 27, 1992 (inception) to April 30, 2010

  Consolidated Statements of Cash Flows for the year ended April 30, 2010 and 2009 and for July 27, 1992 (inception) to April 30, 2010

  Consolidated Statements of Stockholders’ Equity (Deficit) from for July 27, 1992 (inception) to April 30, 2010 with July 27, 1992 (inception) to April 30, 2008 unaudited

  Notes to the Consolidated Financial Statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
REGI U.S., Inc. (A Development Stage Company)
Richmond, BC, Canada

We have audited the accompanying consolidated balance sheets of REGI U.S., Inc., (A Development Stage Company) as of April 30, 2010 and 2009 and the related consolidated statements of expenses, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

July 28, 2010

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,158	$-
Due from related parties	4,413	260,136
Prepaid expenses	5,722	4,500

Total Assets	$11,293	$264,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank indebtedness	$4,736	$1,789
Accounts payable and accrued liabilities	179,365	154,318
Due to related parties	1,019,793	863,194
Derivative liabilities	395,122	-
Total Current Liabilities	1,599,016	1,019,301

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 28,713,824 and 27,997,824 shares issued and outstanding, respectively	8,955,571	10,668,488
Deficit accumulated during the development stage	(10,543,294)	(11,423,153)
Total Stockholders’ Deficit	(1,587,723)	(754,665)

Total Liabilities and Stockholders’ Deficit	$11,293	$264,636

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

	Years Ended April 30,		July 27, 1992 (Inception) Through April 30, 2010 (Unaudited)
	2010	2009
Operating Expenses:
Amortization	$-	$-	$130,533
General and administrative	923,912	846,979	8,096,627
Impairment loss	-	-	72,823
Gain on settlement of accounts payable	-	(10,700)	(200,351)
Research and development	181,803	158,187	4,429,236

Loss from operations	(1,105,715)	(994,466)	(12,528,868)

Other loss
Loss on change in fair value of derivative liabilities	(114,634)	-	(114,634)

Net Loss	$(1,220,349)	$(994,466)	$(12,643,502)

Net loss per share – basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding – basic and diluted	28,269,000	27,954,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			July 27, 1992
	Years Ended March 30,		(Inception)
			Through
			April 30, 2010
	2010	2009	(Unaudited)
Cash flows from operating activities:
Net Loss	$(1,220,349)	$(994,466)	$(12,643,502)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization	-	-	130,533
Donated services	150,000	150,000	1,297,500
Impairment loss	-	-	72,823
Shares issued for services	195,800	67,800	347,000
Options expense	316,979	291,857	1,374,214
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	(10,700)	(200,351)
Loss on change in fair value of derivative liability	114,634	-	114,634
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	(1,222)	(3,628)	(5,722)
Accounts payable and accrued liabilities	25,047	40,426	387,872
Net cash used in operating activities	(419,111)	(458,711)	(8,175,695)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	(260,136)	(260,136)
Collection of advances to related parties	255,723	-	255,723
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	255,723	(260,136)	(241,029)

Cash flows from financing activities
Advances from related parties	156,599	711,760	1,331,040
Bank indebtedness	2,947	(558)	4,736
Proceeds from convertible debentures	-	-	5,000
Proceeds from the exercise of options	5,000	-	5,000
Proceeds from the sale of common stock	-	-	7,072,106
Net cash provided by financing activities	164,546	711,202	8,417,882

Net decrease in cash and cash equivalents	1,158	(7,645)	1,158
Cash and cash equivalents, beginning of period	-	7,645	-
Cash and cash equivalents, end of period	$1,158	$-	$1,158

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$280,488	$-	$280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the period from July 27, 1992 (Inception) through April 30, 2010 with the period from July 27, 1992 through April 20, 2008 Unaudited

	Common Stock		Common Stock Subscribed	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances – July 27, 1992 (Inception)	-	$-	$-	$-	$-	$-
Stock issued for intellectual property	5,700,000	57,000	-	-	-	57,000
Stock issued for cash	300,000	3,000	-	-	-	3,000
Net loss	-	-	-	-	(23,492)	(23,492)
Balances – April 30, 1993	6,000,000	60,000	-	-	(23,492)	36,508
Stock issued for cash pursuant to a public offering	500,000	500,000	-	-	-	500,000
Net loss	-	-	-	-	(394,263)	(394,263)
Balances – April 30, 1994	6,500,000	560,000	-	-	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	-	-	-	1,000
Private placement	250,000	562,500	-	-	-	562,500
Warrants exercised	170,200	213,000	-	-	-	213,000
Net loss	-	-	-	-	(1,225,743)	(1,225,743)
Balances – April 30, 1995	6,930,200	1,336,500	-	-	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	-	-	-	75,800
Warrants exercised	132,200	198,300	-	-	-	198,300
A private offering	341,000	682,000	-	-	-	682,000
Net loss	-	-	-	-	(796,905)	(796,905)
Balances – April 30, 1996	7,635,900	2,292,600	-	-	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	-	-	-	13,700
Warrants exercised	185,400	278,100	-	-	-	278,100
Private placements	165,000	257,500	-	-	-	257,500
Net loss	-	-	-	-	(510,184)	(510,184)
Balances – April 30, 1997	8,123,300	2,841,900	-	-	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	-	-	-	5,000
A units offering	500,000	500,000	-	-	-	500,000
Stock issued for acquisition of AVFS rights	400,000	288,251	-	-	-	288,251
Stock issued for services	125,000	170,250	-	-	-	170,250
Stock issued to settle an accrued liability	50,000	25,000	-	-	-	25,000
Net loss	-	-	-	-	(580,901)	(580,901)
Balances – April 30, 1998	9,248,300	3,830,401	-	-	(3,531,488)	298,913
Stock issued for services	100,000	71,046	-	-	-	71,046
Net loss	-	-	-	-	(397,924)	(397,924)
Balances – April 30, 1999	9,348,300	3,901,447	-	-	(3,929,412)	(27,965)
Stock issued for cash pursuant to:
A private placement	852,101	639,075	-	-	-	639,075
Cash commission paid	-	(47,607)	-	-	-	(47,607)

Warrants exercised	17,334	17,334	-	-	-	17,334
Stock-based compensation	-	15,417	-	-	-	15,417
Net loss	-	-	-	-	(413,495)	(413,495)
Balances – April 30, 2000	10,217,735	4,525,666	-	-	(4,342,907)	182,759
Stock issued for cash pursuant to warrants exercised	4,000	2,000	-	-	-	2,000
Stock-based compensation	-	18,500	-	-	-	18,500
Stock to be issued	-	-	72,000	-	-	72,000
Net loss	-	-	-	-	(808,681)	(808,681)
Balances – April 30, 2001	10,221,735	4,546,166	72,000	-	(5,151,588)	(533,422)
Stock issued for cash pursuant to a private placement	1,066,200	266,550	(72,000)	-	-	194,550
Amount receivable	-	(3,000)	-	-	-	(3,000)
Stock-based compensation	-	3,083	-	-	-	3,083
Net loss	-	-	-	-	(156,090)	(156,090)
Balances – April 30, 2002	11,287,935	4,812,799	-	-	(5,307,678)	(494,879)
Stock issued to settle debt	6,100,000	305,000	-	-	-	305,000
Stock issued for services	250,000	16,500	-	-	-	16,500
Stock issued for convertible debenture	50,000	5,000	-	-	-	5,000
Stock to be issued	-	-	25,968	-	-	25,968
Donated consulting services	-	187,500	-	-	-	187,500
Net loss	-	-	-	-	(220,972)	(220,972)
Balances – April 30, 2003	17,687,935	5,326,799	25,968	-	(5,528,650)	(175,883)
Donated consulting services	-	210,000	-	-	-	210,000
Stock issued for cash pursuant to a private placement	173,120	25,968	(25,968)	-	-	-
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	-	-	-	86,000
Stock options exercised	100,000	20,000	-	-	-	20,000
Stock-based compensation	-	78,184	-	(78,184)	-	-
Stock issued for services	400,000	92,000	-	(92,000)	-	-
Stock issued to settle debt	3,320,000	166,000	-	-	-	166,000
Deferred compensation	-	-	-	142,355	-	142,355
Net loss	-	-	-	-	(609,913)	(609,913)
Balances – April 30, 2004	22,231,055	6,004,951	-	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	-	(24,000)	-	-
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	-	-	-	29,750
Warrants exercised	173,120	34,624	-	-	-	34,624
Private placement	1,032,800	258,200	-	-	-	258,200
Stock-based compensation	-	23,304	-	-	-	23,304
Donated consulting services	-	150,000	-	-	-	150,000
Deferred compensation	-	-	-	38,829	-	38,829
Net loss	-	-	-	-	(584,889)	(584,889)
Balances – April 30, 2005	23,720,725	6,524,829	-	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to common stock	-	(13,000)	-	13,000	-	-
Stock issued for cash pursuant to:
Options exercised	212,000	53,313	-	-	-	53,313
Warrants exercised	406,400	142,240	-	-	-	142,240
Private placement	1,500,000	881,088	-	-	-	881,088

Common stock subscribed	-	-	3,750	-	-	3,750
Stock-based compensation	-	124,793	-	-	-	124,793
Deferred compensation	-	12,000	-	-	-	12,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,055,358)	(1,055,358)
Balances – April 30, 2006	25,839,125	7,875,263	3,750	-	(7,778,810)	100,203
Stock issued for cash pursuant to:
Options exercised	662,250	143,938	(3,750)	-	-	140,188
Warrants exercised	268,833	217,666	-	-	-	217,666
Private placement	120,000	120,000	-	-	-	120,000
Private placement costs	-	(3,504)	(13,673)	-	-	(17,177)
Common stock subscribed	-	-	272,700	-	-	272,700
Stock issued for services	29,000	60,000	-	-	-	60,000
Stock-based compensation	-	260,569	-	-	-	260,569
Deferred compensation	-	1,000	-	-	-	1,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,413,294)	(1,413,294)
Balances – April 30, 2007	26,919,208	8,824,932	259,027	-	(9,192,104)	(108,145)
Stock issued for cash pursuant to:
Options exercised	38,500	12,125	-	-	-	12,125
Warrants exercised	99,166	96,666	(10,000)	-	-	86,666
Private placement	833,950	833,950	(262,700)	-	-	571,250
Private placement costs	-	(47,170)	13,673	-	-	(33,497)
Options exercised for services	36,000	46,800	-	-	-	46,800
Stock-based compensation	-	241,528	-	-	-	241,528
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,236,583)	(1,236,583)
Balances – April 30, 2008	27,926,824	10,158,831	-	-	(10,428,687)	(269,856)
Options exercised for services	71,000	67,800	-	-	-	67,800
Stock-based compensation	-	291,857	-	-	-	291,857
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(994,466)	(994,466)
Balances – April 30, 2009	27,997,824	10,668,488	-	-	(11,423,153)	(754,665)
Cumulative effect of change in accounting principle – May 1, 2009 reclassification of embedded feature of equity linked financial instruments to derivative liabilities	-	(2,380,696)	-	-	2,100,208	(280,488)
Cashless exercise of options	46,000	52,800	-	-	-	52,800
Options exercised for cash	20,000	5,000	-	-	-	5,000
Shares issued for services	650,000	143,000	-	-	-	143,000
Options expense	-	316,979	-	-	-	316,979
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,220,349)	(1,220,349)
Balances – April 30, 2010	28,713,824	$8,955,571	$-	$-	$(10,543,294)	$(1,587,723)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2010 and 2009

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

REGI U.S., Inc. (“REGI”) was incorporated in Oregon, U.S.A., on July 27, 1992.

REGI is a development stage enterprise, as defined in FASB ASC 915. REGI is engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) in the U.S. The worldwide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder, which owns 12% of REGI’s issued, and outstanding, stock and formerly controlled REGI by way of a voting trust arrangement, which was cancelled on April 30, 2008. REGI owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%. No revenue has been derived to date and REGI’s planned principal operations have not commenced.

REGI formed a wholly-owned subsidiary, Rad Max Technologies, Inc., on April 10, 2007 in the State of Washington.

Principles of consolidation

These consolidated financial statements include the accounts of REGI, and its wholly owned subsidiary, Rad Max, since its date of incorporation on April 10, 2007. All inter-company balances and transactions have been eliminated on consolidation.

Fiscal period

REGI’s fiscal year ends on April 30.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Risks and uncertainties

REGI operates in an emerging industry that is subject to market acceptance and technological change. REGI’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2010 and 2009

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, amounts due to related parties, bank indebtedness, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

Interest Rate Risk

REGI is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit Risk

REGI’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

Currency Risk

REGI’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. REGI has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes. REGI uses the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. REGI provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2010 and 2009

Stock-based compensation

REGI accounts for stock based compensation in accordance with FASB ASC 718 which establishes the accounting treatment for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of FASB ASC 718, share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). REGI accounts for share-based payments to non-employees in accordance with FASB ASC 505-50

Research and development

Research and development costs are expensed as incurred.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates. REGI regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. REGI bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by REGI may differ materially and adversely from REGI’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Fair Value Measurements

Effective January 1, 2008, REGI adopted FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2010 and 2009

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

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of April 30, 2010.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities	$-	$395,122	$-	$395,122

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. REGI adopted FASB ASC 105 on August 1, 2009.

NOTE 2. GOING CONCERN

REGI incurred net losses of $1,220,349 for the year ended April 30, 2010 and has a working capital deficit of $1,587,723 and an accumulated deficit of $10,543,294 at April 30, 2010. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of April 30, 2010 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2010 and 2009

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

NOTE 3. RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of REGI. As of April 30, 2010, there was $4,413 due from related parties and $1,019,793 due to related parties. As of April 30, 2009, there was $260,136 due from related parties and $863,194 due to related parties. There is no right of offset associated with these payables and receivables. . $255,723 of the amount due from related parties at April 30, 2009 was collected during the year ended April 30, 2010.

As part of an agreement with a professional law firm in which a partner of the law firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm. REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock. During the years ended April 30, 2010 and 2009, fees of $2,407 and $21,333, respectively, for legal services have been paid or accrued to the law firm.

During year ended April 30, 2010, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the year ended April 30, 2009.

During year ended April 30, 2010, the Vice President and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the year ended April 30, 2009.

During year ended April 30, 2010, the CFO, COO and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the year ended April 30, 2009.

During year ended April 30, 2010 and 2009, project management fees of $30,000 were paid to a company having common officers and directors.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

Related party transactions incurred during the normal course of the Company’s operations and are measured at the exchange amount, which is the amount agreed between the related parties.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2010 and 2009

NOTE 4. STOCKHOLDERS’ EQUITY

a)	Common Stock Options and Warrants

REGI has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000.

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

All options granted by REGI under the 2000 plan have the following vesting schedule:

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

On April 12, 2007, REGI adopted its 2007 Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees. Pursuant to the 2007 plan, REGI has granted stock options to certain directors and employees.

All options granted under the 2007 plan have the following vesting schedule:

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

The fair value of each option and warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

During the years ended April 30, 2010 and 2009, REGI recorded stock-based compensation of $316,979 and $291,857, respectively. At April 30, 2010 and 2009, REGI had $471,372 and $713,538, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

April 30,
	2010	2009

Risk free interest rate	0.51% - 2.54%	1.26% - 2.12%
Expected life	0.5 – 5.0 years	3.0 – 5.0 years
Annualized volatility	146% - 192%	88% - 113%
Expected dividends	-	-

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2010 and 2009

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

On October 1, 2008, REGI granted 100,000 common stock warrants from the 2000 Stock Option Plan to a consultant exercisable at $0.60 per share, up to October 1, 2011. The fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 2.12%, expected volatility of 110%, an expected option life of 3 years and no expected dividends.

On January 13, 2009, REGI granted 100,000 common stock warrants from the 2000 Stock Option Plan to a consultant exercisable at $0.50 per share, up to January 13, 2013. The fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 1.26%, expected volatility of 88%, an expected option life of 4 years and no expected dividends.

On April 22, 2009, REGI extended the term on 75,000 options for an additional three years. The incremental fair value of the modification of the stock options was estimated to be $5,912. The fair value of the extended options was estimated at the date of grant or modification using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 1.36%, expected volatility of 66%, an expected option life of 3.1 years and no expected dividends.

On April 23, 2009, REGI granted 50,000 common stock warrants from the 2000 Stock Option Plan to a consultant exercisable at $0.25 per share, up to April 23, 2014. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 1.89%, expected volatility of 113%, an expected option life of 5 years and no expected dividends.

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

On February 19, 2010, REGI granted 50,000 common stock purchase options from the 2000 Stock Option Plan to a consultant exercisable at $0.50 per share, up to February 19, 2015. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 2.48%, expected volatility of 146%, an expected option life of 5 years and no expected dividends.

On February 19, 2010, REGI reduced the exercise prices of 875,000 options and expiration dates between November 1, 2009 and November 7, 2010 from between $1.30 and $1.37 to $0.50. The incremental increase in the fair value of stock options was estimated to be $37,567. $27,330 was expensed during the year ended April 30, 2010 and $10,237 will be recognized over future periods. The incremental increase in the fair value of the options was estimated at the date of price reduction using the Black-Scholes option pricing model using the following assumptions: risk free interest rates from 0.48% to 1.35%, expected volatility from 164% to 200%, expected terms of 1.7 to 2.7 years and no expected dividends.

On April 19, 2010, REGI granted 50,000 common stock purchase options from the 2000 Stock Option Plan to a consultant exercisable at $0.50 per share, up to April 19, 2015. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 2.54%, expected volatility of 153%, an expected option life of 5 years and no expected dividends.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2010 and 2009

A summary of REGI’s stock option activity for the years ended April 30, 2010 and 2009 is as follows:

	April 30, 2010		April 30, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,128,000	$0.57	1,439,000	$0.56
Granted	100,000	0.50	-	-
Exercised	(36,000)	1.30	(36,000)	1.30
Expired	-	-	(250,000)	0.29
Cancelled	-	-	(25,000)	2.09
Outstanding at end of period	1,192,000	$0.54	1,128,000	$0.57
Exercisable at end of period	753,750	$0.56	587,500	$0.69
Weighted average fair value of options granted		$0.31		$-

At April 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 2.13 years, respectively. The intrinsic value of “in the money” options at April 30, 2010 was $1,500.

At April 30, 2009, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $2.09 per share and 2.88 years, respectively. The intrinsic value of “in the money” options at April 30, 2009 was $6,000.

A summary of REGI’s common stock warrant activity for the years ended April 30, 2009 and 2010 is as follows:

	April 30, 2010		April 30, 2009
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	3,667,950	$1.15	3,452,950	$1.19
Granted	100,000	0.25	250,000	0.49
Exercised	(30,000)	0.37	(35,000)	0.60
Expired	(145,000)	0.61	-	-
Outstanding at end of period	3,592,950	$1.15	3,667,950	$1.15
Exercisable at end of period	3,174,200	$1.15	3,259,200	$1.15
Weighted average fair value of options granted		$0.15		$0.21

At April 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $2.20 per share and 1.81 years, respectively. The intrinsic value of “in the money” warrants at April 30, 2010 was $375.

At April 30, 2009, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $2.20 per share and 2.77 years, respectively. The intrinsic value of “in the money” warrants at April 30, 2009 was $1,500.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2010 and 2009

b)	Performance Stock Plan

REGI has allotted 2,500,000 shares to be issued pursuant to a performance stock plan adopted on June 27, 1997, and amended in June 2004. On April 27, 2007, REGI further amended the plan so that the term of the plan is extended to the twentieth anniversary of the effective date. As of April 30, 2010, 575,000 shares have been issued under this plan and 1,925,000 remain unissued and issuable.

c)	Non-Cash Consideration

Shares issued as non-cash consideration to third parties were valued based on the fair market value of the services provided.

During the year ended April 30, 2009, a consultant exercised 36,000 common stock warrants and received 36,000 shares of common stock. The exercise price for these warrants totaled $46,800. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $46,800 for services rendered. 50% was charged to research and development and the other 50% charged to a related party as per the agreement.

During the year ended April 30, 2009, a consultant exercised 35,000 common stock warrants and received 35,000 shares of common stock. The exercise price for these warrants totaled $21,000. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $21,000 for services rendered and was charged to research and development.

During the year ended April 30, 2010, consultants exercised 46,000 common stock options and received 46,000 shares of common stock. The exercise price for these options totaled $52,800. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $52,800 for services rendered.

During the year ended April 30, 2010, REGI issued 650,000 common shares to a private company for consulting work on market analysis and shareholder communication. The common shares were valued at $0.22 per share or $143,000 based on the fair market value of the shares on the date of the issuance.

d)	Equity Line of Credit

On November 17, 2006, REGI entered into a securities purchase agreement, whereby an investor agreed to purchase up to $10,000,000 of REGI’s common stock over a term of 36 months at REGI’s discretion.

In connection with the equity line of credit, REGI granted the investor 1,000,000 common stock warrants with an exercise price of $1.30 per share and a term of five years. In addition, REGI granted the placement agent 640,000 common stock warrants with an exercise price of $1.30 per share and a term of five years.

The warrants contain reset provisions whereby if REGI issues any common stock, or rights to acquire common stock at a price less than the exercise price, the exercise price will be adjusted to the lower price. In addition, the number of shares issuable will be increased such that the aggregate exercise price after adjustment is equal to the aggregate exercise price prior to adjustment.

Subsequent to the issuance of the warrants, REGI completed an equity financing at $1 per share.

The issuance of REGI’s common shares lowered the exercise price of the warrants to $1 and increased the number of shares issuable upon exercise of the warrants to 2,132,000 shares, of which 73,000 have been exercised as of April 30, 2010.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2010 and 2009

REGI has determined that these warrants are derivatives under FASB ASC 815-15. See Note 6 for details.

The equity line of credit expired on November 17, 2009. During the term of the agreement, an aggregate of $73,000 was raised through the sale of 73,000 common shares.

e)	Other

During July 2009, REGI issued 20,000 common shares at $0.25 per share upon the exercise of common stock options for cash proceeds of $5,000.

NOTE 5. COMMITMENTS

a)

Pursuant to a letter of understanding dated December 13, 1993 between REGI, Rand and Reg (collectively called the grantors) and West Virginia University Research Corporation (“WVURC”), the grantors have agreed that WVURC shall own 5% of all patented technology with regards to RC/DC Engine technology and will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology. To date, no sales have been accrued and no royalties have been accrued or paid.

b)

Pursuant to an agreement dated August 20, 1992, REGI acquired the U.S. rights to the original RC/DC Engine from Rand. REGI will pay Rand and the original owner a net profit royalty of 5% and 1%, respectively. To date no sales have been accrued and no royalties have been accrued or paid.

c)

REGI entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the Law Firm is an officer and director of REGI. REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the Law Firm. REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the Law Firm, in the form of options, warrants or common stock.

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

These warrants were fair valued as of April 30, 2010 and marked to market at that date. The fair value of the warrants at April 30, 2010 was $395,122 resulting in a loss on the increase in fair value of derivatives of $114,634 for the year ended April 30, 2010.

REGI used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility ranging from 129% to 216%; risk-free interest rates ranging from 0.69% to 4.57%; and expected terms ranging from 1.54 to 5.00 years.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2010 and 2009

REGI evaluated all other outstanding warrants under FASB 815-15 and determined that they did not qualify as derivatives.

NOTE 7. INCOME TAXES

REGI accounts for income taxes using the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rate applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and result primarily form differences in methods used to amortize intangible assets. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. The effect on deferred income taxes of the change in tax rates is recognized in income in the period that includes the enactment date.

REGI has losses carried forward for income tax purposes to April 30, 2010, however, the related deferred tax asset has been fully reserved due to management’s determination that the realization of the deferred tax assets is less than likely. The difference between the statutory tax rate and the effective tax rate is the valuation allowance.

The composition of REGI’s deferred tax assets at April 30, 2010 and 2009 is as follows:

	April 30,
	2010	2009

Net operating loss carry forward	$9,516,745	$9,073,809

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	$3,330,861	3,175,833
Less: Valuation allowance	(3,330,861)	(3,175,833)

Net deferred tax asset	$-	$-

The unused net operating loss carry forward balance will expire in the years 2012 through 2030.

NOTE 8. SUBSEQUENT EVENTS

The following events occurred subsequent to April 30, 2010:

a)	On May 1, 2010, REGI extended the expiration date of 50,000 stock purchase options exercisable at $0.45 per share from May 27, 2010 to May 27, 2015.
b)

In May through July 2010, consultants exercised 9,000 stock options and received 9,000 common shares. The exercise price was $11,700. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $11,700 for services rendered.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a)	Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the U.S. Exchange Act, are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the U.S. Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15 under the U.S. Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2010, being the date of the Company's most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. John Robertson, the Company's Chief Executive Officer, and Mr. James Vandeberg, the Company's Chief Financial Officer.

Based upon that evaluation, management has concluded that our current disclosure controls and procedures were not effective as of April 30, 2010.

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

(b)	Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of its consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Management, including the Company's Chief Executive Officer, Mr. John Robertson, and the Company's Chief Financial Officer, Mr. James Vandeberg, assessed the effectiveness of the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-(f) promulgated under the Exchange Act) as of April 30, 2010.

Based on management's evaluation, we concluded our internal control over financial reporting was not effective as at April 30, 2010 due to inadequate segregation of duties and ineffective risk assessment.

The Company plans to take steps to enhance and improve the design of its internal controls over financial reporting. During the period covered by this annual report, the Company has not been able to remediate the material weaknesses identified above. To remediate such weaknesses, the Company plans to appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and adopt sufficient written policies and procedures for accounting and financial reporting. These remediation efforts are largely dependent upon securing additional financing to cover the costs of implementing the changes required. If the Company is unsuccessful in securing such funds, remediation efforts may be adversely affected.

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

(c)	Attestation Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(d)	Changes in Internal Control over Financial Reporting

During the period covered by this annual report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position

John G. Robertson	69	Director, Chairman of the Board of Directors, President and Chief Executive Officer

Jennifer Lorette	38	Director, Vice-President
James Vandeberg	66	Director, Chief Operating Officer and Chief Financial Officer

Thomas Robertson	51	Director
Brian Cherry	70	Vice President

Business Experience, Principal Occupation of Directors and Executive Officers, and Family Relationships

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

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

John G. Robertson – Director, Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Robertson has been our Chairman, President and Chief Executive Officer since our formation in July, 1992. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the RadMax® Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the RadMax® Engine technology and Reg Technologies Inc. owns the worldwide rights exclusive of the U.S. Mr. Robertson is a Director and President and Secretary of Rand Energy Group Inc. Mr. Robertson is President, Principal Executive Officer and a member of the Board of Directors of IAS Energy, Inc., an Oregon corporation traded on the PinkSheets. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation which is currently inactive, and its predecessor. He is also the President of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, oil and gas exploration. He is also President of Linux Gold Corp., a public company trading on the OTC Bulletin Board. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

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

James L. Vandeberg – Director, Chief Operating Officer and Chief Financial Officer

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999 and its Chief Financial Officer on January 9, 2006. Mr. Vandeberg is an attorney in Seattle, Washington. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and. He is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of IAS Energy, Inc. an Oregon corporation traded on the PinkSheets. Mr. Vandeberg is also a director of Reg Technologies Inc. which is traded on the TSX Venture Exchange and the OTC BB. Mr. Vandeberg is also a director of ASAP Expo Inc. since 2005. He is President and a director of SIN Holdings Inc, an OTCBB company in the oil and gas industry since May, 2010. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

Thomas Robertson – Director

Mr. Robertson was appointed a director in January 2010. He has been a director of both private and public companies since 1980. In this capacity, he has been active in raising seed capital and public capital. He has also been involved in corporate and public relations since 1978.

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

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

Audit Committee

Board of Directors has only one committee, the Audit Committee. The Company’s audit committee is comprised of three directors of the Company - Jennifer Lorette, John Robertson, and James Vandeber. Messrs. Robertson and Vandeberg are not “independent” as they are officers of the Company. Jennifer Lorette is independent in that she is independent and free from any interest and any business or other relationship which could or could reasonably be perceived to, materially interfere with their ability to act in the best interests of the Company, other than an interest or relationship arising from ownership of shares of the Company. All of the audit committee members are “financially literate.

Since the commencement of the Company’s most recently completed financial year, the Company’s Board of Directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services. The engagement of non-audit services is considered by the Company’s audit committee, and where applicable the Board of Directors, on a case-by-case basis.

Code of Ethics

The Company’s board of directors’ is committed to encouraging and promoting a culture of ethical business conduct and integrity throughout the Company. In order to achieve this objective, efforts are made to the implementation, monitoring and enforcement of the Company’s Code of Business Conduct and Ethics (“Code”). This is accomplished by: (a) taking prompt action against violations of the Code; ensuring employees and consultants are aware that they may discuss their concerns with their supervisor or directly to the Compliance Officer; the Compliance Officer reporting suspected fraud or securities law violations for review by the Audit Committee and reporting same to the Board of Directors. The Company distributes to each new director, officer, employee and consultant the Company’s Code.

No waivers of any provision of this Code of Business Conduct and Ethics may be made except by the Board of Directors. Any waiver or amendment shall be reported as required by law or regulation. There have been no waivers of the Code since its implementation.

A copy of the Code is available from the Company on written request, and the text of the code of business conduct and ethics is attached as an exhibit hereto and posted on the Company’s website at www.regtech.com.

Assessments

The board of directors is ultimately responsible for the stewardship of the Company, which means that it oversees the day-to-day management delegated to the President and Chief Executive Officer and the other officers of the Company. The board is charged with the responsibility of assessing the effectiveness of itself, its committee(s) and the contributions of individual directors.

The Corporate Governance Policy was constituted by the board of directors to assist the Board and its officers, employees, and consultants to fulfill fundamental issues including: (a) the regular assessment of the Company’s approach to corporate governance issues; (b) ensuring that such approach supports the effective functioning of the Company with a view to the best interests of the Company’s shareholders and effective communication between the board of directors and management of the Company; and (c) the process, structure and effective system of accountability by management to the board of directors and by the board to the shareholders, in accordance with applicable laws, regulations and industry standards for good governance practices. A copy of the Corporate Governance Policy is available on our website at www.regtech.com.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

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

During the Company’s last completed financial year ended April 30, 2010, the Company had two Named Executive Officers: Mr. John Robertson, President and CEO, and Mr. James Vandeberg, COO and CFO.

The following table (presented in accordance with Form 51-102F6 – Statement of Executive Compensation (“Form 51-102F6”) under National Instrument 51-102 – Continuous Disclosure Obligations) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2010, 2009 and 2008 (to the extent required by the Regulations) in respect of the Named Executive Officers:

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share- based Awards ($)	Option-Based Awards ($) (6)	Annual incentive plans ($)	Long- term incentive plans ($)	Pension value ($)	All other Compensation ($)(5)	Total compensation ($)
John G. Robertson, CEO(1)(2)(3)	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	16,074 130,753 131,111	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	30,000 30,000 30,000	36,074 160,753 161,111
James Vandeberg, CFO(4)(5)	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	3,215 26,151 26,222	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	3,215 26,151 26,222

(1)	Mr. Robertson is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”.
(2)
Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, received or is to receive $2,500 per month from us for management services provided to us. Mr. Robertson is a trustee of the Robertson Family Trust. This amount for fiscal 2009 (and fiscal 2008 and 2007) has been paid.

(3)
Mr. Robertson’s option-based awards granted during 2007 consisted of 500,000 stock options which were granted on April 12, 2007 at an exercise price of $1.30 and fair value of $0.849 per option. These options were re-priced on February 19, 2010 to exercise price of $0.50 with additional value of $0.04 per option resulting from the re-pricing.

(4)	Mr. Vandeberg is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”
(5)
Mr. Vandeberg’s option-based awards granted during 2007 consisted of 100,000 stock options which were granted on April 12, 2007 at an exercise price of $1.30 and fair value of $0.849 per option. These options were re-priced on February 19, 2010 to exercise price of $0.50 with additional value of $0.04 per option resulting from the re-pricing.

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

Narrative Discussion

The Company does not have a share-based award plan other than the stock option plan referred to above. The Company also does not have a pension plan or a long term incentive plan. Other than John Robertson, as described below in the Narrative Description – Directors reported in the Directors’ Compensation table below, no directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2010 for services in their capacity as directors.

A management fee was payable, but accrued to Access Information Inc., a company controlled by Mr. Robertson. Other than as herein set forth, the Company did not pay any compensation to its directors or Named Executive Officers.

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

The options are always granted at or above market price. The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions: weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

No option-based awards were granted to the NEOs at the end of the most recently completed financial year. The following table sets out the option-based awards that are currently outstanding as at the end of the most recently completed financial year.

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John Robertson	500,000	0.50	April 12, 2012	N/A	29,958	25,434
James Vandeberg	100,000	0.50	April 12, 2012	N/A	5,992	5,087

Incentive Plan Awards – value vested or earned during the year

No incentive stock options were granted to any NEOs during the year ended April 30, 2010.

No incentive stock options vested during the year ended April 30, 2009 which were held by the NEOs.

During the year ended April 30, 2010, neither of the two NEOs were granted or exercised options. There were 600,000 unexercised options at the financial year end held by the NEOs, which were re-priced on February 19, 2010 from exercise price of $1.30 to $0.50. None of these options was in-the-money on April 30, 2010.

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

DIRECTOR COMPENSATION

Director Compensation Table

The following table sets forth all compensation provided to the directors for the year ended April 30, 2010.

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

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share-based Awards ($)	Option-Based Awards ($) (6)	Annual incentive plans ($)	Long-term incentive plans	Pension value ($)	All other Compensation ($)	Total compensation ($)
John G. Robertson, CEO(1)(2)	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
James Vandeberg, CFO(3)	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Jennifer Lorette (4)	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Mr. Robertson is also an NEO and indirectly receives or accrues compensation in that capacity. See “Executive Compensation – Narrative Discussion”.
(2)	Mr. Robertson did not receive option-based awards in his capacity as a director.
(3)	Mr. Vandeberg does not receive any compensation in his capacity as a director, nor any option-based awards in his capacity as a director.
(4)	Ms. Lorette not receive option-based awards in her capacity as a director.
(5)
The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Narrative Description

There was no other cash compensation paid to directors by the Company for services rendered in their capacities as directors for the year ended April 30, 2010.

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

Information with respect to grants of options to the directors is reported below under the

Narrative Description in the section below entitled Outstanding Option-Based Awards, Share-Based Awards and Non-equity Incentive Plan Compensation.

Other than as described above, no directors of the Company were compensated by the Company during the financial year ended April 30, 2010 for services as consultants or experts.

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

Directors generally receive a grant of stock options upon their appointment.

The following table shows the options held by the directors at April 30, 2010:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John G. Robertson	500,000	$0.50	April 12, 2012	Nil	29,958	30,701
Jennifer Lorette	100,000 75,000 50,000	$0.50 $0.20 $0.45	April 12, 2012 May 10, 2012 May 27, 2010	Nil Nil Nil	5,992 18,750 12,500	6,159 8,912 15,360
James Vandeberg	100,000	$0.50	April 12, 2012	Nil	5,992	6,159

Non-Cash Compensation

No stock options were granted by the Company during the financial year ended April 30, 2010 to the directors.

700,000 of the stock options held by the three directors were repriced from exercise price of $1.30 to $0.50 on February 19, 2010, with total fair value increased by $30,005 as a result of the re-pricing.

There were no exercises of stock options during the financial year ended April 30, 2010 by the directors who are not the Named Executive Officer.

There were 225,000 unexercised options at the financial year end held by one director who is not a Named Executive Officer.

None of the directors’ options were in the money at April 30, 2010.

Incentive Plan Awards

132,806 stock options, which were held by the non-executive directors, vested during the 2010 year.

Option Grants

The following table sets forth information concerning stock options granted to directors, as a group, who are not Named Executive Officers during the most recently completed fiscal year:

Name	Securities Under Options Granted(1) (#)	% of Total Options Granted in Financial Year(2) (%)	Exercise or Base Price(3) ($/Security)	Market Value of Securities Underlying Options on Date of Grant ($/Security)	Expiration Date
Directors as a group who are not Named Executive Officers	Nil	Nil%	$nil	$nil	N/A

(1)	All options are for the Company’s Common Shares.
(2)	Percentage of all options granted in the year.
(3)	The exercise price of the option is set at not less than the market value of the Company’s Common Shares on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (3)(4)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
• 1993 Stock Option Plan (as amended December 5, 2000) (1) and 2007 Stock Option Plan (2)	1,192,000	$0.54	1,308,000
Equity compensation plans not approved by security holders	N/a	N/a	N/a

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

(3)	The price reflects the weighted average exercise price of those options which are outstanding.
(4)	The weighted average exercise price of those options which are exercisable (753,750 options) is $0.56.

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

All options granted to April 30, 2010 by the Company under the 2007 Plan have the following exercise schedule:

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 20, 2010, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of Shares Owned
John G. Robertson, Chairman of the Board of Directors, President, Chief Executive Officer and Director (1) (2)(4)(9)	4,501,261	15.68%
James McCann (3)	892,183	3.11%
Rand Energy Group Inc. (4)	892,183	3.11%
Jennifer Lorette, Vice President and Director (5)	255,400	*
James Vandeberg, Chief Operating Officer and Director (6)	150,000	*
Thomas Robertson	Nil	Nil
Lynn Petersen (7)	105,000	*
Robert Grisar, Vice President (8)	227,000	*
Brian Cherry, Vice President of the RadMax® Engine Technology	Nil	*
Projects
Reg Technologies Inc.(9)	3,040,000	10.69%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR INDIVIDUALS)	5,713,661	19.99%

*Less than one percent of the issued and outstanding on July 26, 2010, which was 28,722,824

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1) This individual may be deemed to be a "parent or founder" of REGI as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 892,183 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Also includes 500,000 options. Mr. Robertson's address is the same as the Company's.

(3) Includes 892,183 shares registered in the name of Rand Energy Group Inc. See Note (5) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(4) Rand Energy Group Inc. is owned 51% by Reg Tech and 49% by Rand Cam-Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Tech and Rand Cam-Engine Corp. could be considered the beneficial owner of the 796,483 shares registered in the name of Rand Energy Group Inc. Mr. Robertson is the sole director of Rand Energy Group Inc.

SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Tech. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 892,183 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

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

(5) Includes 225,000 options. Ms. Lorette's address is the same as the Company's.

(6) Includes 100,000 options. Mr. Vandeberg's address is 601 Union Street, Suite 4500, Seattle, WA 98101.

(7) Includes 100,000 options. Ms. Petersen's address is the same as the Company's.

(8) Includes 185,000 options. Mr. Grisar's address is the same as the Company's.

(9) Includes 3,040,000 shares registered in the name of Reg Technologies Inc. Reg Technologies Inc. is a publicly held British Columbia corporation. Rand Energy Group Inc., holds approximately 3.1% of the common shares of REGI, which, in turn, is controlled 51% by Reg Technologies Inc. Mr. Robertson and Ms. Lorette are both directors and officers of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc.. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 3,040,000 shares registered in the name of Reg Technologies Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

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

The world-wide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. which owns 10.6% of the Company’s issued, and outstanding, stock, and has related directors and officers.

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

(b)
The Company entered into an agreement with an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by this director. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the year ended April 30, 2010, fees in the aggregate of $nil (2009 - $21,333) for legal services have been paid to the Law Firm.

During the year ended April 30, 2010:

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of REGI. As of April 30, 2010, there was $4,413 due from related parties and $1,019,793 due to related parties. As of April 30, 2009, there was $260,136 due from related parties and $863,194 due to related parties. There is no right of offset associated with these payables and receivables.

As part of an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the Law Firm. REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the Law Firm, in the form of options, warrants or common stock. During the years ended April 30, 2010 and 2009, fees in the aggregate of $2,407 and $21,333, respectively, for legal services have been paid or accrued to the Law Firm.

During year ended April 30, 2010, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the year ended April 30, 2009.

During year ended April 30, 2010, the Vice President and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the year ended April 30, 2009.

During year ended April 30, 2010, the CFO, COO and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. A similar amount was recorded in the year ended April 30, 2009.

During year ended April 30, 2010 and 2009, project management fees of $30,000 were paid to a company having common officers and directors.

Related party transactions incurred during the normal course of the Company’s operations and are measured at the exchange amount, which is the amount agreed between the related parties.

Director Independence.

Our common stock is not listed on any stock exchange or inter-dealer quotation system and we do not have an independent director on our board. For the purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15) (the “Rule”). Under the Rule, a director is not considered to be independent if he or she is also an executive officer or employee of the company. The majority of the members of our board of directors also act as executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, Malone-Bailey LLP, Certified Public Accountants, and to our former auditors, James Stafford, Inc., Chartered Accountants during 2010 and 2009:

Type of Services Rendered	2010	2009

(a) Audit Fees	$19,300	$ 25,500
(b) Audit-Related Fees	-	-
(c) Tax Fees	$4,000	$4,500

Our Audit Committee consists of John Robertson, James Vandeberg and Jennifer Lorette, seasoned business professionals, whereby two members each have over 30 years of experience in the investment business, are board members of several corporations and one of the members is an attorney whose practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. On this basis, we believe that the audit committee has adequate resources available to it when financial expertise and advice are necessary.

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

On July 8, 2009, James Stafford, Inc., Chartered Accountants, resigned as the Company’s principal accountants. Upon recommendation of our Audit Committee, on July 15, 2009, our board of directors appointed Malone-Bailey LLP, Certified Public Accountants, as the Company’s new independent principal accountant (see the Company’s Form 8-K dated July 14, 2009 and the 8-K dated July 17, 2009, filed on EDGAR).

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

Audit Fees
The aggregate fees billed by James Stafford, Inc., Chartered Accountants, and Malone-Bailey LLP, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2010 and 2009 were $19,300 and $25,500, respectively.

All Other Fees
For the fiscal years ended April 30 2010 and 2009, the aggregate fees billed by James Stafford, Inc., Chartered Accountants, and Malone-Bailey LLP, Certified Public Accountants, as
applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all engagements with the Company’s auditors prior to performance of services by them.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-laws	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
3.5	Articles of Amendment Increasing Authorized Capital to 100,000,000 May 2007	(8)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between REGI U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between REGI U.S. and ColTec, Inc.	(3)
10.3	Agreement between ColTec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)

10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
14.1	Code of Business Conduct and Ethics	(9)
21.1	List of Subsidiaries	(7)
23.1	Consent of Independent Auditors (Malone-Bailey LLP)	(9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	(9)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	(9)
32.1	Certification of John G. Robertson, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(9)
32.2	Certification of James Vandeberg, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(9)

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2007
(8)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2008
(9)	Incorporated herein

Report of Independent Registered Public Accounting Firm (Malone-Bailey LLP, Certified Public Accountants) Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statement of Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: July 28, 2010

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President, Chief Executive Officer and Director	July 28, 2010
(John G. Robertson)

/s/ James Vandeberg	Chief Operating Officer, Chief Financial Officer and Director	July 28, 2010
(James Vandeberg)

/s/ Jennifer Lorette	Vice President, Secretary and Director	July 28, 2010
(Jennifer Lorette)

Exhibit 14.1

CODE OF BUSINESS CONDUCT AND ETHICS

The Board of Directors of REGI U.S., Inc. (the “Company”) has adopted a Code of Business Conduct and Ethics that outlines the Company’s values and its commitment to ethical business practices in every business transaction. This code applies to all directors, officers, consultants and employees of the Company and its subsidiaries and affiliates.

Honest and Ethical Conduct

The Company expects a high level of personal integrity for each employee, officer and director when interacting with investors, business partners, shareholders, suppliers, consultants and employees.

Conflict of Interest

When possible, conflicts of interest between personal and professional relationships should be avoided, however, unavoidable conflict of interest will be handled in accordance with the Company’s ethical standards.

A director, officer or employee may not represent the Company in any transaction with a person or an entity in which the director, officer or employee has a direct or indirect interest or from which the director, officer or employee may derive personal benefit.

Accurate and Timely Disclosure

The Company expects full, fair, accurate, timely and understandable disclosure in reports or documents submitted to the securities commissions across Canada and in the United States as well as all public communications. Employees, consultants and officers who prepare financial and other reports will exercise diligence in ensuring that there are no false or misleading statements.

Compliance with Applicable Governmental Laws, Rules and Regulations

The Company is committed to compliance with all laws, rules and regulations, including laws and regulations applicable to the Company’s securities, as well as any rules promulgated by any exchange on which the Company’s shares are listed or trade.

Prompt Internal Reporting of Violations

Employees, officers and consultants are responsible for the prompt internal reporting of any violations of the Code to the Company’s Compliance Officer.

Protection and Proper Use of Company Assets and Opportunities

All consultants and employees have an obligation to protect the Company’s assets and to ensure that all opportunities available to the Company are brought to the attention of the relevant officer or director.

Confidentiality of Company Information

It is the Company’s policy that business affairs of the Company are confidential and should not be discussed outside the Company except for information that has already been made available to the public.

Insider Trading

Management, employees, members of the Board of Directors and others who are in a “special relationship” with the Company from time to time become aware of corporate developments or plans which may affect the value of the Company’s shares (inside information) before these developments or plans are made public. Company directors, officers and employees are prohibited from using inside information themselves or disclosing this inside information to others who may use the information to trade Company stock.

Fair Dealing

Each director, officer, consultant and employee should endeavour to respect the rights of, and deal fairly with, our shareholders, investors, business partners, suppliers, competitors, consultants and employees. No consultant or employee should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other unfair business practice.

Reporting Unethical and Illegal Conduct/Ethics Questions

The Company is committed to taking prompt action against violations of the Code of Business Conduct and Ethics and it is the responsibility of all directors, officers, consultants and employees to comply with the Code and to report violations or suspected violations to the Company’s Compliance Officer. Consultants and employees may also discuss their concerns with their supervisor who will then report suspected violations to the Compliance Officer.

The Compliance Officer, being the Chief Financial Officer of the Company, appointed by the Board of Directors, is responsible for investigating and resolving all reported complaints and allegations and shall advise the President and CEO, and/or the Audit Committee.

The Compliance Officer can be reached via telephone at 1-800-665-4616, Attention: Compliance Officer.

Violations and Waivers

The Compliance Officer will report suspected fraud or securities law violations for review by the Audit Committee. The Audit Committee will report all violations reviewed by the Committee to the Board of Directors.

The Compliance Officer will report regularly to the Board of Directors on the results and resolution of complaints and allegations concerning violations of the Code.

No waivers of any provision of this Code of Business Conduct and Ethics may be made except by the Board of Directors. Any waiver or amendment shall be reported as required by law or regulation.

Only the Audit Committee may amend this Code of Business Conduct and Ethics.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REGI U.S., Inc. (A Development Stage Company)

We consent to the incorporation by reference in the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 11, 2007 (File No. 333-142865); the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 333-116459); the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 2003 (File No. 333-110879); the Registration
Statement on Form S-8 filed with the Securities and Exchange Commission on August 26, 2003 (File No. 333-108205); the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 1997 (File No. 333-30495), of our report dated July 28, 2010, relating to the consolidated financial statements for the years ended April 30, 2010 and 2009.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

July 28, 2010

EXHIBIT 31.1

Certification of Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, John Robertson, certify that:

1.	I have reviewed this annual report on Form 10-K for the fiscal year ended April 30, 2010 of REGI U. S., INC. (the “company”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

4.	The company’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter (the company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting; and

5.	The company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal control over financial reporting.

Date: July 28, 2010

/s/ “John Robertson”

John Robertson, Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, James Vandeberg, certify that:

1.	I have reviewed this annual report on Form 10-K for the fiscal year ended April 30, 2010 of REGI U. S., INC. (the “company”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

4.	The company’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter (the company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting; and

5.	The company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have asignificant role in the company’s internal control over financial reporting.

Date: July 28, 2010

/s/ “James Vandeberg”
James Vandeberg, Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to
Title 18, United States Code, Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

I, John G. Robertson, Chief Executive Officer of REGI U.S., Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:

1. The Annual Report on Form 10-K of REGI U.S., Inc., for the year ended April 30, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of REGI U.S., Inc.

Richmond, BC, Canada
by: /s/ John G. Robertson
July 28, 2010
John G. Robertson
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to REGI U.S., Inc. and will be retained by REGI U.S., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

Certification of Chief Financial Officer pursuant to
Title 18, United States Code, Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

I, James Vandeberg, Chief Financial Officer of REGI U.S., Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:

1. The Annual Report on Form 10-K of REGI U.S., Inc., for the year ended April 30, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of REGI U.S., Inc.

Richmond, BC, Canada
by: /s/ James Vandeberg
July 28, 2010
James Vandeberg
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to REGI U.S., Inc. and will be retained by REGI U.S., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.