Form 10-Q
period 2010-07-31
REGI U S INC
filed 2010-09-20
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

[   ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________to

Commission File Number 0-23920

REGI U.S., INC.

(Exact name of Small Business Issuer as specified in its charter)

Oregon	91-1580146
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

#240 – 11780 Hammersmith Way
Richmond, BC, Canada	V7A 5A9
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(604) 278-5996

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,725,824 shares of common stock with no par value outstanding as of September 20, 2010.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	July 31, 2010	April 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$-	$1,158
Due from related parties	933	4,413
Prepaid expenses	3,997	5,722

Total Current Assets	$4,930	$11,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank indebtedness	$733	$4,736
Accounts payable and accrued liabilities	168,142	179,365
Due to related parties	1,121,163	1,019,793
Derivative liabilities	330,752	395,122
Total Current Liabilities	1,620,790	1,599,016

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 28,722,824 and 28,713,824 shares issued and outstanding, respectively	9,069,728	8,955,571
Deficit accumulated during the development stage	(10,685,588)	(10,543,294)
Total Stockholders’ Deficit	(1,615,860)	(1,587,723)

Total Liabilities and Stockholders’ Deficit	$4,930	$11,293

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

	Three Months Ended July 31		July 27, 1992 (Inception) Through July 31, 2010
	2010	2009
Operating Expenses:
Amortization	$-	$-	$130,533
General and administrative	175,800	167,354	8,272,427
Impairment loss	-	-	72,823
Gain on settlement of accounts payable	-	-	(200,351)
Research and development	30,864	41,190	4,460,100

Loss from operations	(206,664)	(208,544)	(12,735,532)

Other Income
Gain on change in fair value of derivative liabilities	64,370	20,753	(50,264)

Net Loss	$(142,294)	$(187,791)	$(12,785,796)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding – basic and diluted	28,717,000	28,010,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,		July 27, 1992 (Inception) Through July 31, 2010
	2010	2009
Cash flows from operating activities:
Net Loss	$(142,294)	$(187,791)	$(12,785,796)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization	-	-	130,533
Donated services	37,500	37,500	1,335,000
Impairment loss	-	-	72,823
Shares issued for services	-	22,700	347,000
Options expense	76,657	77,760	1,450,871
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
(Gain) loss on change in fair value of derivative liability	(64,370)	(20,753)	50,264
Write-off of intellectual property		-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	1,725	2,254	(3,997)
Accounts payable and accrued liabilities	(11,223)	(6,978)	376,649
Net cash used in operating activities	(102,005)	(75,308)	(8,277,700)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	3,480	-	259,203
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	3,480	-	(237,549)

Cash flows from financing activities
Advances from related parties	101,370	71,790	1,432,410
Bank indebtedness	(4,003)	3,518	733
Proceeds from convertible debentures		-	5,000
Proceeds from the exercise of options	-	-	5,000
Proceeds from the sale of common stock		-	7,072,106
Net cash provided by financing activities	97,367	75,308	8,515,249

Net decrease in cash and cash equivalents	(1,158)	-	-
Cash and cash equivalents, beginning of period	1,158	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$-	$280,488	$280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Three Months Ended July 31, 2010

(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of REGI have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2010 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2010 as reported in Form 10-K, have been omitted.

Derivative Financial Instruments

REGI does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  REGI evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, REGI uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of July 31, 2010.

	July 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities	$-	$330,752	$-	$330,752

NOTE 2.   GOING CONCERN

REGI incurred net losses of $142,294 for the three months ended July 31, 2010, has a working capital deficit of $1,615,860 and an accumulated deficit of $10,685,588 at July 31, 2010.  These factors raise substantial doubt about the ability of REGI to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  As a result, REGI’s consolidated financial statements as of July 31, 2010 and for the three months ended July 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3.   RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand.  Related parties consist of companies controlled or significantly influenced by the President of REGI.  As of July 31, 2010, there was $933 due from related parties and $1,121,163 due to related parties.  As of April 30, 2010, there was $4,413 due from related parties and $1,019,793 due to related parties.  There is no right of offset associated with these payables and receivables.

As part of an agreement with a professional law firm in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm.  REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock.  During the three month period ended July 31, 2010 and 2009, fees in the aggregate of $Nil and $938, respectively, for legal services have been paid or accrued to the law firm.

During the three month period ended July 31, 2010, the President, CEO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the three month period ended July 31, 2009.

During the three month period ended July 31, 2010, the Vice President and director of REGI provided consulting services to REGI valued at $7,500, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the three month period ended July 31, 2009.

During the three month period ended July 31, 2010, the CFO, COO and director of REGI provided consulting services to REGI valued at $7,500, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the three month period ended July 31, 2009.

During three month period ended July 31, 2010 and 2009, project management fees of $18,750 and $47,190 respectively were paid to a company having common officers and directors.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.  REGI does not pay rent for this office space.

NOTE 4.   STOCKHOLDERS’ EQUITY

a)

Common Stock Options and Warrants

During the three month periods ended July 31, 2010 and 2009, the Company recorded stock-based compensation of $64,957 and $77,760, respectively.  At July 31, 2010 and 2009, the Company had $417,114 and $683,639, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

On May 21, 2010, REGI extended the term of the options that were granted on May 27, 2005 and originally expiring on May 27, 2010 to May 27, 2015. The options are exercisable at $0.45 per share. The incremental increase in the fair value of stock options was estimated to be $13,679. $3,420 was expensed during the three months ended July 31, 2010 and $10,250 will be recognized over future periods. The incremental increase in the fair value of the options was estimated at the date of extension using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 0.95%, expected volatility between 41% and 160%, expected terms between 0.02 and 5.02 years and no expected dividends.

A summary of REGI’s stock option activity for the three months ended July 31, 2010 is as follows:

	July 31, 2010
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,192,000	$ 0.54
Granted	-
Exercised	(9,000)	1.30
Expired	-	-
Cancelled	-	-
Outstanding at end of period	1,183,000	0.53
Exercisable at end of period	995,500	0.56
Weighted average fair value of options granted		$ -

At July 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 2.09 years, respectively. The intrinsic value of “in the money” options at July 31, 2010 was $1,125.

A summary of REGI’s common stock warrant activity for the three motnhs ended July 31, 2010 is as follows:

	July 31, 2010
	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	3,592,950	$1.15
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at end of period	3,592,950	$1.15
Exercisable at end of period	3,174,200	$1.15
Weighted average fair value of options granted		$-

At July 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $2.20 per share and 1.56 years, respectively.  The intrinsic value of “in the money” warrants at April 30, 2010 was $125.

b)

Non-Cash Consideration

During the three months ended July 31, 2010, a consultant exercised 9,000 common stock options and received 9,000 shares. The exercise price for these options totaled $11,700. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $11,700 for services rendered.

NOTE 5.   WARRANT DERIVATIVES

Effective May 1, 2009, ASC 815-15 establishes a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. 2,059,000 of REGI’s warrants that were previously classified in equity were reclassified to derivative liabilities on May 1, 2009 due to the presence of a reset feature that allows for a reduction in the strike price of the warrant in the event that REGI issues similar instruments at a lower strike price in a future period.  REGI estimated the fair value of these liabilities as of May 1, 2009 to be $280,488 and recorded a decrease of $2,380,696 to Additional Paid-in Capital and a reduction of $2,100,208 to Accumulated Deficit.

These warrants were fair valued as of July 31, 2010.  The fair value of the warrants at July 31, 2010 was $330,752 resulting in a loss on the decrease in fair value of derivatives of $64,370 for the three months ended July 31, 2010.

REGI used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility ranging from 216% to 219%; risk-free interest rates ranging from 0.29% to 0.82%; and expected terms ranging from 1.29 to 1.55 years.

REGI evaluated all other outstanding warrants under FASB 815-15 and determined that they did not qualify as derivatives.

NOTE 6.   SUBSEQUENT EVENTS

The following events occurred subsequent to July 31, 2010:

During August 2010, a consultant exercised 3,000 warrants and received 3,000 common shares.  The exercise price for these warrants totaled $3,900.  REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $3,900 for services rendered.

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements."  These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2010.  We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Plan of Operation

We are a development stage company engaged in the business of developing and building an improved axial vane-type rotary engine known as the RadMax® rotary technology (the “RadMax® Engine”), used in the design of lightweight and high efficiency engines, compressors and pumps.  We have a project cost sharing agreement, whereby the further development of the RadMax® Engine will be funded equally by us and by Reg Technologies Inc. (“Reg Tech”), a public company listed for trading on the TSX Venture Exchange.  Reg Tech holds approximately 11% of our issued and outstanding shares.

Our plan of operation for the twelve months following the date of this report is to continue our research and development on the technology.  During the next 12 months we are committed to expend an aggregate of $625,000 for research and development activities, identified as master design integrator, prototype fabrication, and labour expense, estimated at $50,000 each over the next 12 months.

As well, we anticipate spending an additional $640,000 for general and administrative expenses, including fees we will incur in complying with reporting obligations.  Total expenditures over the next 12 months are therefore expected to be $53,000 per month.

We have not yet produced any revenues and have suffered recurring operating losses.  As of July 31, 2010, we had a working capital deficit of $1,615,860, compared to a working capital deficit of $1,084,984 as at July 31, 2009, and an accumulated deficit of $10,685,588 as of July 31, 2010.  Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller.  Our only assets are related party receivables totaling $933 and prepaid expenses totaling $3,997.

Results of Operations for Three Months Ending July 31, 2010 Compared to the Three Months Ended July 31, 2009

We had a net loss of $142,294 during the three months ended July 31, 2010, compared to a net loss of $187,791 during the three months ended July 31, 2009, resulting in an decrease of $45,497.  This decrease in 2010 was mainly due to a gain on change in fair value of derivative liabilities of $64,370, compared to $20,753 in 2009.

Cash-based expenses increased significantly from the three months ended July 31, 2009 to 2010 as follows:

•

Office and administrative expenses increased from $784 in 2009 to $21,834 in 2010.  These increases are due to expenses evenly shared with Reg Tech pursuant to agreement between the two companies, which expenses were not allocated to us in 2009; and

•

Travel expenses increased from $2,481 in 2009 to $6,581 in 2010 due to travel by research and development personnel in 2010, which was absent in 2009.

During 2010 we continued our efforts to reduce costs and decreased the following expenses from the period ended July 31, 2009:

•

Research and development expenses decreased from $41,190 in 2009 to $30,864 in 2010.  The increased amount in 2009 resulted from increased hours required of an engineering consultant during that period;

•

Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $17,093 in 2009 to $12,540 in 2010, and consulting and management fees decreased from $41,980 in 2009 to $37,693 as a result of our streamlining our operations;

•

Wages and benefits not shared with Reg Tech decreased from $3,162 in 2009 to $Nil in 2010 as we terminated an employment contract with an employee working on shareholder communications in 2009; and

•

Shareholder communication by publications decreased from $23,097 in 2009 to $20,657 in 2010 due to management’s decision to save on promotion until the recovery of the world economy.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the three months ended July 31, 2010, with the downturn in the financial market, we financed our operations mainly through net proceeds of $101,370 from related parties.

We received funding in 2010 from our affiliated companies Reg Tech and Rand Energy Group Inc., a private company with common directors and officers.  The total amount owing to related parties is $1,121,163 or 69.17% of total liabilities as of July 31, 2010.  This funding was necessary with a downturn in the financial market to complete the RadMax® Engine and place us in a position to attain profit.  The balances owing to related parties are non-interest bearing, unsecured and repayable on demand.  Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on our behalf.

We also plan to raise additional capital through debt and/or equity financings.  We cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue the development of our RadMax® Engine and our business will fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the nine months ended July 31, 2010, attached hereto.

In June 2008, the FASB finalized FASB ASC 815-15 which establishes a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock.  FASB ASC 815-15 is effective for fiscal years beginning after December 15, 2008.  2,059,000 of our share purchase warrants that were previously classified in equity were reclassified to derivative liabilities on May 1, 2009 due to the presence of a reset feature that allows for a reduction in the strike price of the warrant in the event that we issue similar instruments at a lower strike price in a future period.  We estimated the fair value of these liabilities as of May 1, 2009 to be $280,488 and recorded a decrease of $2,380,696 to Additional Paid-in Capital and a reduction of $2,100,208 to Accumulated Deficit.

These warrants were fair valued as of July 31, 2010 and marked-to-market at that date.  The fair value of the warrants at July 31, 2010 was $330,752, resulting in a gain on the decrease in fair value of derivatives of $64,370 for the three months ended July 31, 2010.

Contractual Obligations

We do not currently have any contractual obligations requiring any payment obligation from us.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.

Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to inadequate segregation of duties and effective risk assessment.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(b)

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on an evaluation by the Chief Executive Officer and the Chief Financial Officer under the framework, management has concluded that our internal control over financial reporting was not effective as of July 31, 2010 due to due to inadequate segregation of duties and effective risk management

(c)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

(Removed and Reserved)

Item 5.

Other Information

(a)

Approval of RadMaxTM Patent Claims by US Patent and Trademark Office

We announced on July 29, 2010 that we had received approval to twenty-two of our patent claims for our RadMaxTM rotary engine design by the U.S. Patent and Trademark Office, which deemed the design proper and was therefore made final.  This new patent covers the RadMaxTM detailed design and affords patent protection for an additional 20 years.

(b)

Approval to Build RadMaxTM Diesel Engine Demonstration Prototype

On August 12, 2010, following two years of technical assessments and design reviews, our engineering team confirmed that the RadMaxTM engineering drawings were complete and that additional technical reviews were not necessary.  As such, we received approval to build the RadMaxTM Diesel Demonstration Prototype Engine.

Commercial item procurement, parts fabrication and preparation for prototype testing are underway.  Our target is to complete prototype fabrication and start initial testing before the end of 2010.

Item 6.

Exhibits and Report on Form 8-K

(a)

Exhibit(s)

31.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

September 20, 2010

REGI U.S., INC.

/s/ John G. Robertson

John G. Robertson,

President and Chief Executive Officer