Form 10-Q
period 2010-10-31
REGI U S INC
filed 2010-12-15
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

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

Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,734,824 shares of common stock with no par value outstanding as of December 14, 2010.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	October 31, 2010	April 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$125	$1,158
Due from related parties	933	4,413
Prepaid expenses	-	5,722

Total Current Assets	$1,058	$11,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank indebtedness	$-	$4,736
Accounts payable and accrued liabilities	174,595	179,365
Due to related parties	1,171,552	1,019,793
Derivative liabilities	216,451	395,122
Total Current Liabilities	1,562,598	1,599,016

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 28,731,824 and 28,713,824 shares issued and outstanding, respectively	9,119,477	8,955,571
Deficit accumulated during the development stage	(10,681,017)	(10,543,294)
Total Stockholders’ Deficit	(1,561,540)	(1,587,723)

Total Liabilities and Stockholders’ Deficit	$1,058	$11,293

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

					July 27, 1992
	Three Months Ended		Six Months Ended		(Inception)
	October 31,		October 31,		Through
	2010	2009	2010	2009	October 31, 2010

Operating Expenses:
Amortization	$-	$-	$-	$-	$130,533
General and administrative	85,020	189,499	259,384	356,853	8,356,011
Impairment loss	-	-	-	-	72,823
Gain on settlement of accounts payable	-	-	-	-	(200,351)
Research and development	24,710	30,413	57,010	71,603	4,486,246

Loss from Operations:	(109,730)	(219,912)	(316,394)	(428,456)	(12,845,262)

Other Expense:
Gain (loss) on change in fair value of derivative liabilities	114,301	(122,346)	178,671	(101,593)	64,037

Net income (loss)	$4,571	$(342,258)	$(137,723)	$(530,049)	$(12,781,225)

Net income (loss) per share – basic	$0.00	$(0.01)	$(0.00)	$(0.02)

Net income (loss) per share – diluted	$0.00	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding – basic	28,726,000	28,039,000	28,722,000	28,025,000

Weighted average shares outstanding – diluted	28,729,000	28,039,000	28,722,000	28,025,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October July 31,		July 27, 1992 (Inception) Through
	2010	2009	July 31, 2010
Cash flows from operating activities:
Net Loss	$(137,723)	$(530,049)	$(12,781,225)
Adjustments to reconcile loss to net cash used by operating activities:			-
Amortization	-	-	130,533
Donated services	75,000	75,000	1,372,500
Impairment loss	-	-	72,823
Shares issued for services	-	-	312,600
Options expense	88,906	180,930	1,497,520
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
(Gain) loss on change in fair value of derivative liability	(178,671)	101,593	(64,037)
Write-off of intellectual property		-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	5,722	495	-
Accounts payable and accrued liabilities	(4,770)	30,003	383,102
Net cash used in operating activities	(151,536)	(142,028)	(8,327,231)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	3,480	-	259,203
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	3,480	-	(237,549)

Cash flows from financing activities
Advances from related parties	151,759	145,471	1,482,799
Bank indebtedness	(4,736)	(1,789)	-
Proceeds from convertible debentures		-	5,000
Proceeds from the exercise of options	-	-	5,000
Proceeds from the sale of common stock		-	7,072,106
Net cash provided by financing activities	147,023	143,682	8,564,905

Net decrease in cash and cash equivalents	(1,033)	1,654	125
Cash and cash equivalents, beginning of period	1,158	-	-
Cash and cash equivalents, end of period	$125	$1,654	$125

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$-	$2,380,696	$2,380,696
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

 (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of REGI have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2010 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2010 as reported in Form 10-K, have been omitted.

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

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of October 31, 2010.

	October 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities	$-	$-	$216,451	$216,451

Reclassifications

Certain prior year amounts have been reclassified to conform to current period classification.

NOTE 2.   GOING CONCERN

REGI incurred net losses of $137,723 for the six months ended October 31, 2010, has a working capital deficit of $1,561,540 and an accumulated deficit of $10,681,017 at October 31, 2010.  These factors raise substantial doubt about the ability of REGI to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  As a result, REGI’s consolidated financial statements as of October 31, 2010 and for the three and six months ended October 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3.   RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand.  Related parties consist of companies controlled or significantly influenced by the President of REGI.  As of October 31, 2010, there was $933 due from related parties and $1,171,552 due to related parties.  There is no right of offset associated with these payables and receivables.

As part of an agreement with a professional law firm in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm.  REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock.  During the six month period ended October 31, 2010 and 2009, fees in the aggregate of zero and $938, respectively, for legal services have been paid or accrued to the law firm.

During the six month period ended October 31, 2010, the President, CEO and director of REGI provided consulting services to REGI valued at $45,000, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the six month period ended October 31, 2009.

During the six month period ended October 31, 2010, the Vice President and director of REGI provided consulting services to REGI valued at $15,000, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the six month period ended October 31, 2009.

During the six month period ended October 31, 2010, the CFO, COO and director of REGI provided consulting services to REGI valued at $15,000, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the six month period ended October 31, 2009.

During the six month period ended October 31, 2010 and 2009, project management fees of $37,500 and $25,800 respectively were paid to a company having common officers and directors.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.  REGI does not pay rent for this office space.

NOTE 4.   STOCKHOLDERS’ EQUITY

a)

Common Stock Options and Warrants

During the six month periods ended October 31, 2010 and 2009, the Company recorded stock-based compensation of $65,506 and $146,530, respectively.  At October 31, 2010 and 2009, the Company had $416,564 and $581,912, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

On May 21, 2010, REGI extended the term of the options that were granted on May 27, 2005 and originally expiring on May 27, 2010 to May 27, 2015. The options are exercisable at $0.45 per share. The incremental increase in the fair value of stock options was estimated to be $13,679. $3,420 was expensed during the six months ended October 31, 2010 and $10,250 will be recognized over future periods. The incremental increase in the fair value of the options was estimated at the date of extension using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 0.95%, expected volatility between 41% and 160%, expected terms between 0.02 and 5.02 years and no expected dividends.

A summary of REGI’s stock option activity for the three months ended October 31, 2010 is as follows:

	October 31, 2010
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,192,000	$ 0.54
Granted	-
Exercised	(18,000)	1.30
Expired	-	-
Cancelled	-	-
Outstanding at end of period	1,174,000	0.53
Exercisable at end of period	986,500	0.55
Weighted average fair value of options granted		$ -

At October 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 1.84 years, respectively. The intrinsic value of “in the money” exercisable options at October 31, 2010 was $94.

A summary of REGI’s common stock warrant activity for the six months ended October 31, 2010 is as follows:

	October 31, 2010
	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	3,592,950	$1.15
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at end of period	3,592,950	1.15
Exercisable at end of period	3,174,200	1.15
Weighted average fair value of warrants granted		$-

At October 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $2.20 per share and 1.30 years, respectively.  The intrinsic value of “in the money” exercisable warrants at October 31, 2010 was zero.

b)

Non-Cash Consideration

During the six months ended October 31, 2010, a consultant exercised 18,000 common stock options and received 18,000 shares. The exercise price for these options totaled $23,400. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $23,400 for services rendered.

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

These warrants were fair valued as of October 31, 2010.  The fair value of the warrants at October 31, 2010 was determined to be $216,451 resulting in a gain on the decrease in fair value of derivatives of $178,671 for the six months ended October 31, 2010.

REGI used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatilities ranging from 216% to 223%; risk-free interest rates ranging from 0.22% to 0.82%; and expected terms ranging from 1.04 to 1.55 years.

REGI evaluated all other outstanding warrants under FASB 815-15 and determined that they did not qualify as derivatives.

NOTE 6.   SUBSEQUENT EVENTS

During November 2010, a consultant exercised 3,000 warrants and received 3,000 common shares.  The exercise price for these warrants totaled $3,900.  REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $3,900 for services rendered.

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

Our plan of operation for the twelve months following the date of this report is to continue our research and development on the technology.  During the next 12 months we are committed to expend an aggregate of $625,000 for research and development activities, identified as master design integrator, prototype fabrication, and labor expense, estimated at $50,000 each over the next 12 months.

As well, we anticipate spending an additional $640,000 for general and administrative expenses, including fees we will incur in complying with reporting obligations.  Total expenditures over the next 12 months are therefore expected to be $53,000 per month.

We have not yet produced any revenues and have suffered recurring operating losses.  As of October 31, 2010, we had a working capital deficit of $1,561,540, compared to a working capital deficit of $1,309,272 as of October 31, 2009, and an accumulated deficit of $10,681,017 as of October 31, 2010.  Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller.  Our only assets at October 31, 2010 are related party receivables totaling $933 and cash totaling $125.

Results of Operations for Six Months Ending October 31, 2010 (“2011”) Compared to the Six Months Ended October 31, 2009 (“2010”)

We incurred a net loss of $137,723 during the six months ended October 31, 2010, compared to a net loss of $530,049 during the six months ended October 31, 2009, resulting in a decrease of $392,326.

This significant decrease in 2011 was mainly due to the current period’s gain on the change in fair value of derivative liability of $178,671 versus a loss of $101,593 in the same period last year on the change in fair value of the same derivative financial instruments.

Research and development expenses decreased from $71,603 in 2010 to $57,010 in 2011.  The decrease resulted from fewer hours required of an engineering consultant during the current period.

In addition, during the six months ended October 31, 2010 we continued our efforts to reduce costs and decreased the following expenses from the period ended October 31, 2009:

•

Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $43,400 in 2010 to $34,916 in 2011, and consulting and management fees decreased from $88,645 in 2010 to $79,687 in 2011 as a result of our streamlining our operations;

•

Wages and benefits not shared with Reg Tech decreased from $13,154 in 2010 to zero in 2011 as we terminated an employment contract with an employee working on shareholder communications in 2009;

•

Shareholder communication decreased from $38,523 in 2010 to $24,899 in 2011 due to management’s decision to save on promotion until the recovery of the world economy; and

•

Travel expenses decreased from $11,991 in 2010 to $6,583 in 2011 due to significantly reduced travel by research and development personnel in 2011.

Office and administrative expenses increased from $1,319 in 2010 to $39,525 in 2011.  These increases were due to expenses evenly shared with Reg Tech pursuant to agreement between the two companies, which expenses were not allocated to us in 2010;

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the six months ended October 31, 2010, with the downturn in the financial market, we financed our operations mainly through net proceeds of $151,759 from related parties.

We received funding in 2010 from our affiliated companies Reg Tech and Rand Energy Group Inc., a private company with common directors and officers.  The total amount owing to related parties is $1,171,552 or 74.97% of total liabilities as of October 31, 2010.  This funding was necessary with a downturn in the financial market to complete the RadMax® Engine and place us in a position to attain profit.  The balances owing to related parties are non-interest bearing, unsecured and repayable on demand.  Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on our behalf.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the three months ended October 31, 2010, attached hereto.

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

These warrants were fair valued as of October 31, 2010 and marked-to-market at that date.  The fair value of the warrants at October 31, 2010 was $216,451, resulting in a gain on the decrease in fair value of derivatives of $178,671 for the six months ended October 31, 2010.

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

(b)

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on an evaluation by the Chief Executive Officer and the Chief Financial Officer under the framework, management has concluded that our internal control over financial reporting was not effective as of October 31, 2010 due to due to inadequate segregation of duties and effective risk management

(c)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

December 14, 2010

REGI U.S., INC.

/s/ John G. Robertson

John G. Robertson,

President and Chief Executive Officer