Form 10-Q
period 2011-01-31
REGI U S INC
filed 2011-03-17
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,743,824 shares of common stock with no par value outstanding as of March 17, 2011.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	January 31, 2011	April 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,979	$1,158
Due from related parties	-	4,413
Prepaid expenses	38,318	5,722

Total Current Assets	$41,297	$11,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank indebtedness	$-	$4,736
Accounts payable and accrued liabilities	182,183	179,365
Due to related parties	1,263,010	1,019,793
Derivative liabilities	96,707	395,122
Total Current Liabilities	1,541,900	1,599,016

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 28,740,824 and 28,713,824 shares issued and outstanding, respectively	9,169,228	8,955,571
Deficit accumulated during the development stage	(10,669,831)	(10,543,294)
Total Stockholders’ Deficit	(1,500,603)	(1,587,723)

Total Liabilities and Stockholders’ Deficit	$41,297	$11,293

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

					July 27, 1992
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	January 31,		January 31,		January 31,
	2011	2010	2011	2010	2011

Operating Expenses:
Amortization	$-	$-	$-	$-	$130,533
General and administrative	84,578	305,933	343,960	662,786	8,440,587
Impairment loss	-	-	-	-	72,823
Gain on settlement of accounts payable	-	-	-	-	(200,351)
Research and development	23,982	55,280	80,992	126,883	4,510,228

Loss from Operations:	(108,560)	(361,213)	(424,952)	(789,669)	(12,953,820)

Other Expense:
Gain on change in fair value of derivative liabilities	119,744	106,269	298,415	4,676	183,781

Net income (loss)	$11,184	$(254,944)	$(126,537)	$(784,993)	$(12,770,039)

Net income (loss) per share – basic	$0.00	$(0.01)	$(0.00)	$(0.03)

Net income (loss) per share – diluted	$0.00	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding – basic	28,735,000	28,332,000	28,726,000	28,127,000

Weighted average shares outstanding – diluted	28,736,000	28,332,000	28,726,000	28,127,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			July 27, 1992
			(Inception)
	Nine Months Ended		Through
	January 31,		January 31,
	2011	2010	2011
Cash flows from operating activities:
Net Loss	$(126,537)	$(784,993)	$(12,770,039)
Adjustments to reconcile loss to net cash used in operating activities:			-
Amortization	-	-	130,533
Donated services	112,500	112,500	1,410,000
Impairment loss	-	-	72,823
Shares issued for services	-	189,100	312,600
Options expense	101,157	215,300	1,509,771
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liabilities	(298,415)	(4,676)	(183,781)
Write-off of intellectual property		-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	(32,596)	2,254	(38,318)
Accounts payable and accrued liabilities	2,818	35,526	390,690
Accounts payable to related parties	(3,079)	-	21,456
Net cash used in operating activities	(244,152)	(234,989)	(8,395,312)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	4,413	-	260,136
Purchase of equipment	-	-	(198,419)
Net cash provided by (used in) investing activities	4,413	-	(236,616)

Cash flows from financing activities
Advances from related parties	246,296	228,726	1,552,801
Bank indebtedness	(4,736)	6,846	-
Proceeds from convertible debentures		-	5,000
Proceeds from the exercise of options	-	-	5,000
Proceeds from the sale of common stock		-	7,072,106
Net cash provided by financing activities	241,560	235,572	8,634,907

Net decrease in cash and cash equivalents	1,821	583	2,979
Cash and cash equivalents, beginning of period	1,158	-	-
Cash and cash equivalents, end of period	$2,979	$583	$2,979

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$-	$2,380,696	$2,380,696
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

 (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of REGI U.S., Inc. (“REGI”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2010 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2010 as reported in Form 10-K, have been omitted.

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

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of January 31, 2011.

	January 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities	$-	$-	$96,707	$96,707

Reclassifications

Certain prior year amounts have been reclassified to conform to current period classification.

NOTE 2.   GOING CONCERN

REGI incurred net losses of $126,537 for the nine months ended January 31, 2011, has a working capital deficit of $1,500,603 and an accumulated deficit of $10,669,831 at January 31, 2011.  These factors raise substantial doubt about the ability of REGI to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  As a result, REGI’s consolidated financial statements as of January 31, 2011 and for the three and nine months ended January 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

REGI plans to raise funds through loans from Rand Energy Group Inc. (“Rand”), a private company with officers and directors in common with REGI.  Further, Rand owns approximately 9% of the shares of REGI, and may sell shares as needed to meet ongoing funding requirements if traditional equity sources of financing prove to be insufficient. REGI also receives interim support from other affiliated companies and plans to raise additional capital through debt and/or equity financings. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.  REGI may also raise additional funds through the exercise of warrants and stock options, if exercised.  There is no assurance that any of these activities will be successful.

NOTE 3.   RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand.  Related parties consist of companies controlled or significantly influenced by the President of REGI.  As at January 31, 2011, there was no balance due from related parties and $1,263,010 due to related parties.

As part of an agreement with a professional law firm in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm.  REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock.  During the nine-month periods ended January 31, 2011 and 2010, fees of $46 and $1,306, respectively, for legal services have been paid or accrued to the law firm.

During the nine month period ended January 31, 2011, the President, CEO and director of REGI provided consulting services to REGI valued at $67,500, which were accounted for as donated capital and charged to expense during the period.  The same amount was recorded in the nine month period ended January 31, 2010.

During the nine month period ended January 31, 2011, the Vice President and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period.  The same amount was recorded in the nine month period ended January 31, 2010.

During the nine month period ended January 31, 2011, the CFO, COO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period.  The same amount was recorded in the nine month period ended January 31, 2010.

During the nine month periods ended January 31, 2011 and 2010, project management fees of $56,250 and $44,550, respectively were paid to a company having common officers and directors.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.  REGI does not pay rent for this office space.

NOTE 4.   STOCKHOLDERS’ DEFICIT

a)

Common Stock Options and Warrants

During the nine month periods ended January 31, 2011 and 2010, the Company recorded stock options expense of $66,057 and $215,300, respectively.  At January 31, 2011 and 2010, the Company had $416,014 and $513,142, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

On May 21, 2010, REGI extended the term of the options that were granted on May 27, 2005 and originally expiring on May 27, 2010 to May 27, 2015. The options are exercisable at $0.45 per share. The incremental increase in the fair value of stock options was estimated to be $13,679 of which $3,420 was expensed during the nine months ended January 31, 2011 (included in the $66,057 stated above) and $10,259 will be recognized over future periods. The incremental increase in the fair value of the options was estimated at the date of extension using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 0.95%, expected volatility between 41% and 160%, expected terms between 0.02 and 5.02 years and no expected dividends.

A summary of REGI’s stock option activity for the nine months ended January 31, 2011 is as follows:

	Nine Months Ended January 31, 2011
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,192,000	$ 0.54
Granted	-
Exercised	(27,000)	1.30
Expired	-	-
Cancelled	-	-
Outstanding at end of period	1,165,000	0.52
Exercisable at end of period	977,500	0.55
Weighted average fair value of options granted		$ -

At January 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 1.59 years, respectively. The intrinsic value of “in the money” exercisable options at January 31, 2011 was zero.

A summary of REGI’s common stock warrant activity for the nine months ended January 31, 2011 is as follows:

	Nine Months Ended January 31, 2011
	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	3,592,950	$1.15
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at end of period	3,592,950	1.15
Exercisable at end of period	3,174,200	1.15
Weighted average fair value of warrants granted		$-

At January 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $2.20 per share and 1.05 years, respectively.  The intrinsic value of “in the money” exercisable warrants at January 31, 2011 was zero.

b)

Non-Cash Consideration

During the nine months ended January 31, 2011, a consultant exercised options to purchase 27,000 shares. The exercise price for these options totaled $35,100. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $35,100 for services rendered.

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

These warrants were fair valued as at January 31, 2011.  The fair value of the warrants at January 31, 2011 was determined to be $96,707 resulting in a gain on the decrease in fair value of derivatives of $298,415 for the nine months ended January 31, 2011.

REGI used the Black-Scholes option pricing model to value the warrants using the following assumptions in the January 31, 2011 valuation: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility of 191%; risk-free interest rate of 0.26%; and expected term of 0.79 year.

REGI evaluated all other outstanding warrants under FASB 815-15 and determined that they did not qualify as derivatives.

NOTE 6.   SUBSEQUENT EVENTS

During February, 2011, a consultant exercised warrants to purchase 3,000 common shares.  The exercise price for these warrants totaled $3,900.  REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $3,900 for services rendered.

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

We have not yet produced any revenues and have suffered recurring operating losses.  As of January 31, 2011, we had a working capital deficit of $1,500,603 compared to a working capital deficit of $1,587,723 at April 30, 2010.  Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller.  Our only assets at January 31, 2011 are prepaid expenses of $38,318 for research work on the RadMax® rotary technology and cash of $2,979.

Results of Operations for the Nine Months Ending January 31, 2011 Compared to the Nine Months Ended January 31, 2010

We incurred a net loss of $126,537 during the nine months ended January 31, 2011, compared to a net loss of $784,993 during the nine months ended January 31, 2010, resulting in a decrease in net loss of $658,456.

This significant decrease in 2011 was mainly due to the current period’s gain on the change in fair value of derivative liability of $298,415 versus a gain of $4,676 in the same period last year.

Research and development expenses decreased from $126,883 in 2010 to $80,992 in 2011.  The decrease resulted from our reduced need of an engineering consultant during the current period.

In addition, during the nine months ended January 31, 2011 we continued our efforts to reduce costs and decreased the following expenses from the period ended January 31, 2010:

•

Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $48,311 in 2010 to $41,432 in 2011, and consulting and management fees decreased from $277,324 in 2010 to $122,080 in 2011 as a result of our streamlined operations in 2011;

•

Wages and benefits not shared with Reg Tech decreased from $25,280 in 2010 to zero in 2011 as we terminated an employment contract with an employee working on shareholder communications in 2010;

•

Shareholder communication and investor relations expenses decreased from $56,034 in 2010 to $39,467 in 2011 due to management’s efforts in utilizing more cost effective channels communicate with investors and potential investors; and

•

Travel expenses decreased from $14,746 in 2010 to $5,594 in 2011 due to significantly reduced travel by research and development personnel in 2011.

Office and administrative expenses increased from $8,121 in 2010 to $58,180 in 2011.  The increase was due to expenses evenly shared with Reg Tech pursuant to an agreement between the two companies, which expenses were not allocated to us in 2010;

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the nine months ended January 31, 2011, with the downturn in the financial market, we financed our operations mainly through net proceeds of $246,296 from related parties. The total amount owing to related parties is $1,263,010 or 82% of total liabilities as at January 31, 2011.

This funding from related parties was necessary with a downturn in the financial market to complete the RadMax® Engine and place us in a position to attain profit.  The balances owing to related parties are non-interest bearing, unsecured and repayable on demand.  Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on our behalf.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the nine months ended January 31, 2011, attached hereto.

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

These warrants were fair valued as at January 31, 2011 and marked-to-market at that date.  The fair value of the warrants at January 31, 2011 was $96,707, resulting in a gain on the decrease in fair value of derivatives of $298,415 for the nine months ended January 31, 2011.

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

(b)

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on an evaluation by the Chief Executive Officer and the Chief Financial Officer under the framework, management has concluded that our internal control over financial reporting was not effective as of January 31, 2011 due to inadequate segregation of duties and effective risk management

(c)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

March 17, 2011

REGI U.S., INC.

/s/ John G. Robertson

John G. Robertson,

President and Chief Executive Officer