Form 10-K/A
period 2010-04-30
REGI U S INC
filed 2011-05-13
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

REGI U.S., INC.

FORM 10-K

TABLE OF CONTENTS

		Page
PART I		1
Item 1	Business	4
Item 1A	Risk Factors	13
Item 1B	Unresolved Staff Comments	18
Item 2	Properties	18
Item 3	Legal Proceedings	19
Item 4	(removed and reserved)
PART II		19
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6	Selected Financial Data	20
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A	Quantitative and Qualitative Disclosure about Market Risk	23
Item 8	Financial Statements and Supplementary Data	23
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
Item 9A	Controls and Procedures	25
Item 9B	Other Information	26
PART III
Item 10	Directors, Executive Officers and Corporate Governance	26
Item 11	Executive Compensation	30
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13	Certain Relationships and Related Transactions, and Director Independence	39
Item 14	Principal Accounting Fees and Services	42
PART IV		21
Item 15	Exhibits, Financial Statement Schedules	43
	Signatures	45

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

Based on the progress of the design, the evaluation company revised its guidance. Instead of fabricating a prototype based on the initial design, we were directed to proceed with the design of a pre-production unit which would incorporate all enhancements necessary to achieve pre-production unit tests. We negotiated specific details of a statement of work for multiple analysis tasks.

The Company retained Belcan Engineering Services of Phoenix, AZ (www.belcan.com) to review the Fortune 1000 diesel engine design before production of the prototype. This thorough review will help to ensure a streamlined and timely fabrication process. Immediately following the design review, REGI will fabricate RadMax™ parts and assemblies, validate assembly operations, and conduct component, assembly, and system tests. Two technical meetings were held with Belcan Engineering Services. The following results were accomplished:

▪

Familiarization with the RadMax™ Diesel Engine baseline design, including mechanical operation, friction

▪

Contributors and sealing approach.

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

In parallel, engineers from Reg Technologies Inc. and REGI US Inc met to perform a 100% pre-fabrication review of every component and assembly. In this review each dimension, tolerance, and material is verified.

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

The timetable for the prototype engine remains the same as stated in the Company’s November 13, 2009 press release. The specific work to be performed includes:

▪

Fabricate RadMax unique items from drawings and 3D computer models.

▪

Deliver metrology reports for each fabricated unique item.

▪

Purchase commercial items for inclusion in the RadMax end-item.

▪

Deliver copies of all purchase orders and part certifications.

▪

Perform trial fitment of all components, and rework as needed.

▪

Purchase test related items in accordance with supplied purchase requisitions.

▪

Assemble test related items as needed (table, dc motor, motor controller, etc.).

▪

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

Near-term program milestones include:

▪

Fabrication of the prototype engine – approx. 3 months

▪

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

Bid Price

Asked Price

	High	Low	High	Low
Quarter ended July 31, 2008	$ 0.89	$ 0.63	$ 0.9	$ 0.7
Quarter ended October 31, 2008	0.74	0.27	0.75	0.3
Quarter ended January 31, 2009	0.37	0.18	0.44	0.22
Quarter ended April 30, 2009	0.38	0.18	0.4	0.23
Quarter ended July 31, 2009	0.31	0.18	0.38	0.24
Quarter ended October 31, 2009	0.30	0.18	0.34	0.22
Quarter ended January 31, 2010	0.28	0.18	0.302	0.23
Quarter ended April 30, 2010	$ 0.58	$ 0.12	$ 0.8	$ 0.24

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

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

The audited financial statements of the Company are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operations

We are a development stage company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the RadMax® Engine.

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit.  We have incurred net losses to date totaling $12,643,502 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller.  At April 30, 2010, we had working capital deficiency of $1,587,723. Our only assets are cash of $1,158, related party receivables of $4,413 and prepaid expenses of $5,722 as of April 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

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

-

Research and development expenses increased from $158,187 in 2009 to $181,803 in 2010. The increase resulted from increased hours required of an engineering consultant in 2010.

-

Office rent and utility increased from $1,072 in 2009 to $9,007 in 2010 and office administrative expenses increased from $5,508 in 2009 to $32,186 in 2010. These increases are due to expenses evenly shared with Reg Tech according to the agreement signed by the two companies, which were not allocated to REGI by Reg Tech in 2009.

During 2010 the Company continued its effort to reduce costs and decreased the following expenses from 2009:

-

Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $112,876 in 2009 to $90,885 in 2010 due to the Company’s effort in streamlining the operations;

-

Wages and benefits decreased from $97,501 in 2009 to $39,036 in 2010 due to the fact that the Company terminated the employment contract with an employee working on shareholder communications in 2009;

-

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

As of April 30, 2010, we had a working capital deficiency of $1,587,723.  We receive interim support from our affiliated companies and will raise additional funds from equity financing which was negotiated.  We also plan to raise funds through loans from Reg Tech and Rand Energy.  At April 30, 2010 Reg Tech owns 3,040,000 shares and Rand Energy owns 796,483 shares of REGI common stocks and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Audited Financial Statements for the Years ended April 30, 2010 and 2009	F-1 – F-19

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

•

Report of Independent Registered Public Accounting Firm dated July 28, 2010

•

Consolidated Balance Sheets as of April 30, 2010 and 2009

•

Consolidated Statements of Expenses for the year ended April 30, 2010 and 2009 and for July 27, 1992 (inception) to April 30, 2010 with July 27, 1992 (inception) to April 30, 2008 unaudited

•

Consolidated Statements of Cash Flows for the year ended April 30, 2010 and 2009 and for July 27, 1992 (inception) to April 30, 2010 with July 27, 1992 (inception) to April 30, 2008 unaudited

•

Consolidated Statements of Stockholders’ Equity (Deficit) from for July 27, 1992 (inception) to April 30, 2010 with July 27, 1992 (inception) to April 30, 2008 unaudited

•

Notes to the Consolidated Financial Statements.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 28, 2010

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	April 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,158	$ -
Due from related parties	4,413	260,136
Prepaid expenses	5,722	4,500

Total Assets	$ 11,293	$ 264,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank indebtedness	$ 4,736	$ 1,789
Accounts payable and accrued liabilities	179,365	154,318
Due to related parties	1,019,793	863,194
Derivative liabilities	395,122	-
Total Current Liabilities	1,599,016	1,019,301

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value,
28,713,824 and 27,997,824 shares issued and outstanding,
respectively	8,955,571	10,668,488
Deficit accumulated during the development stage	(10,543,294)	(11,423,153)
Total Stockholders’ Deficit	(1,587,723)	(754,665)

Total Liabilities and Stockholders’ Deficit	$ 11,293	$ 264,636

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

			July 27, 1992
	Years Ended		(Inception)
	April 30,		Through
	2010	2009	April 30, 2010 (Unaudited)
Operating Expenses:
Amortization	$ -	$ -	$ 130,533
General and administrative	923,912	846,979	8,096,627
Impairment loss	-	-	72,823
Gain on settlement of accounts payable	-	(10,700)	(200,351)
Research and development	181,803	158,187	4,429,236

Loss from operations	(1,105,715)	(994,466)	(12,528,868)

Other loss
Loss on change in fair value of derivative liabilities	(114,634)	-	(114,634)

Net Loss	$(1,220,349)	$(994,466)	$ (12,643,502)

Net loss per share – basic and diluted	$ (0.04)	$ (0.04)

Weighted average shares outstanding – basic and diluted	28,269,000	27,954,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			July 27, 1992
	Years Ended		(Inception)
	March 30,		Through
	2010	2009	April 30, 2010 (Unaudited)
Cash flows from operating activities:
Net Loss	$ (1,220,349)	$ (994,466)	$ (12,643,502)
Adjustments to reconcile loss to net cash
used by operating activities:
Amortization	-	-	130,533
Donated services	150,000	150,000	1,297,500
Impairment loss	-	-	72,823
Shares issued for services	195,800	67,800	347,000
Options expense	316,979	291,857	1,374,214
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	(10,700)	(200,351)
Loss on change in fair value of derivative liability	114,634	-	114,634
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	(1,222)	(3,628)	(5,722)
Accounts payable and accrued liabilities	25,047	40,426	387,872
Net cash used in operating activities	(419,111)	(458,711)	(8,175,695)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	(260,136)	(260,136)
Collection of advances to related parties	255,723	-	255,723
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	255,723	(260,136)	(241,029)

Cash flows from financing activities
Advances from related parties	156,599	711,760	1,331,040
Bank indebtedness	2,947	(558)	4,736
Proceeds from convertible debentures	-	-	5,000
Proceeds from the exercise of options	5,000	-	5,000
Proceeds from the sale of common stock	-	-	7,072,106
Net cash provided by financing activities	164,546	711,202	8,417,882

Net decrease in cash and cash equivalents	1,158	(7,645)	1,158
Cash and cash equivalents, beginning of period	-	7,645	-
Cash and cash equivalents, end of period	$ 1,158	$ -	$ 1,158

Supplemental Disclosures:
Interest paid	$ -	$ -	$ -
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$ 280,488	$ -	$ 280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the period from July 27, 1992 (Inception) through April 30, 2010 with the period from July 27, 1992 through April 30, 2008 Unaudited

					Deficit
					Accumulated	Total
			Common		During the	Stockholders’
	Common Stock		Stock	Deferred	Development	Equity
	Shares	Amount	Subscribed	Compensation	Stage	(Deficit)
Balances – July 27, 1992 (Inception)	-	$ -	$ -	$ -	$ -	$ -
Stock issued for intellectual property	5,700,000	57,000	-	-	-	57,000
Stock issued for cash	300,000	3,000	-	-	-	3,000
Net loss	-	-	-	-	(23,492)	(23,492)
Balances – April 30, 1993	6,000,000	60,000	-	-	(23,492)	36,508
Stock issued for cash pursuant to a
public offering	500,000	500,000	-	-	-	500,000
Net loss	-	-	-	-	(394,263)	(394,263)
Balances – April 30, 1994	6,500,000	560,000	-	-	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	-	-	-	1,000
Private placement	250,000	562,500	-	-	-	562,500
Warrants exercised	170,200	213,000	-	-	-	213,000
Net loss	-	-	-	-	(1,225,743)	(1,225,743)
Balances – April 30, 1995	6,930,200	1,336,500	-	-	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	-	-	-	75,800
Warrants exercised	132,200	198,300	-	-	-	198,300
A private offering	341,000	682,000	-	-	-	682,000
Net loss	-	-	-	-	(796,905)	(796,905)
Balances – April 30, 1996	7,635,900	2,292,600	-	-	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	-	-	-	13,700
Warrants exercised	185,400	278,100	-	-	-	278,100
Private placements	165,000	257,500	-	-	-	257,500
Net loss	-	-	-	-	(510,184)	(510,184)
Balances – April 30, 1997	8,123,300	2,841,900	-	-	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	-	-	-	5,000
A units offering	500,000	500,000	-	-	-	500,000
Stock issued for acquisition of
AVFS rights	400,000	288,251	-	-	-	288,251
Stock issued for services	125,000	170,250	-	-	-	170,250
Stock issued to settle an accrued
liability	50,000	25,000	-	-	-	25,000
Net loss	-	-	-	-	(580,901)	(580,901)
Balances – April 30, 1998	9,248,300	3,830,401	-	-	(3,531,488)	298,913
Stock issued for services	100,000	71,046	-	-	-	71,046
Net loss	-	-	-	-	(397,924)	(397,924)

Balances – April 30, 1999	9,348,300	3,901,447	-	-	(3,929,412)	(27,965)
Stock issued for cash pursuant to:
A private placement	852,101	639,075	-	-	-	639,075
Cash commission paid	-	(47,607)	-	-	-	(47,607)
Warrants exercised	17,334	17,334	-	-	-	17,334
Stock-based compensation	-	15,417	-	-	-	15,417
Net loss	-	-	-	-	(413,495)	(413,495)
Balances – April 30, 2000	10,217,735	4,525,666	-	-	(4,342,907)	182,759
Stock issued for cash pursuant to
warrants exercised	4,000	2,000	-	-	-	2,000
Stock-based compensation	-	18,500	-	-	-	18,500
Stock to be issued	-	-	72,000	-	-	72,000
Net loss	-	-	-	-	(808,681)	(808,681)
Balances – April 30, 2001	10,221,735	4,546,166	72,000	-	(5,151,588)	(533,422)
Stock issued for cash pursuant to a
private placement	1,066,200	266,550	(72,000)	-	-	194,550
Amount receivable	-	(3,000)	-	-	-	(3,000)
Stock-based compensation	-	3,083	-	-	-	3,083
Net loss	-	-	-	-	(156,090)	(156,090)
Balances – April 30, 2002	11,287,935	4,812,799	-	-	(5,307,678)	(494,879)
Stock issued to settle debt	6,100,000	305,000	-	-	-	305,000
Stock issued for services	250,000	16,500	-	-	-	16,500
Stock issued for convertible
debenture	50,000	5,000	-	-	-	5,000
Stock to be issued	-	-	25,968	-	-	25,968
Donated consulting services	-	187,500	-	-	-	187,500
Net loss	-	-	-	-	(220,972)	(220,972)
Balances – April 30, 2003	17,687,935	5,326,799	25,968	-	(5,528,650)	(175,883)
Donated consulting services	-	210,000	-	-	-	210,000
Stock issued for cash pursuant to a
private placement	173,120	25,968	(25,968)	-	-	-
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	-	-	-	86,000
Stock options exercised	100,000	20,000	-	-	-	20,000
Stock-based compensation	-	78,184	-	(78,184)	-	-
Stock issued for services	400,000	92,000	-	(92,000)	-	-
Stock issued to settle debt	3,320,000	166,000	-	-	-	166,000
Deferred compensation	-	-	-	142,355	-	142,355
Net loss	-	-	-	-	(609,913)	(609,913)
Balances – April 30, 2004	22,231,055	6,004,951	-	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	-	(24,000)	-	-
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	-	-	-	29,750
Warrants exercised	173,120	34,624	-	-	-	34,624
Private placement	1,032,800	258,200	-	-	-	258,200
Stock-based compensation	-	23,304	-	-	-	23,304
Donated consulting services	-	150,000	-	-	-	150,000
Deferred compensation	-	-	-	38,829	-	38,829
Net loss	-	-	-	-	(584,889)	(584,889)

Balances – April 30, 2005	23,720,725	6,524,829	-	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to
common stock	-	(13,000)	-	13,000	-	-
Stock issued for cash pursuant to:
Options exercised	212,000	53,313	-	-	-	53,313
Warrants exercised	406,400	142,240	-	-	-	142,240
Private placement	1,500,000	881,088	-	-	-	881,088
Common stock subscribed	-	-	3,750	-	-	3,750
Stock-based compensation	-	124,793	-	-	-	124,793
Deferred compensation	-	12,000	-	-	-	12,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,055,358)	(1,055,358)
Balances – April 30, 2006	25,839,125	7,875,263	3,750	-	(7,778,810)	100,203
Stock issued for cash pursuant to:
Options exercised	662,250	143,938	(3,750)	-	-	140,188
Warrants exercised	268,833	217,666	-	-	-	217,666
Private placement	120,000	120,000	-	-	-	120,000
Private placement costs	-	(3,504)	(13,673)	-	-	(17,177)
Common stock subscribed	-	-	272,700	-	-	272,700
Stock issued for services	29,000	60,000	-	-	-	60,000
Stock-based compensation	-	260,569	-	-	-	260,569
Deferred compensation	-	1,000	-	-	-	1,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,413,294)	(1,413,294)
Balances – April 30, 2007	26,919,208	8,824,932	259,027	-	(9,192,104)	(108,145)
Stock issued for cash pursuant to:
Options exercised	38,500	12,125	-	-	-	12,125
Warrants exercised	99,166	96,666	(10,000)	-	-	86,666
Private placement	833,950	833,950	(262,700)	-	-	571,250
Private placement costs	-	(47,170)	13,673	-	-	(33,497)
Options exercised for services	36,000	46,800	-	-	-	46,800
Stock-based compensation	-	241,528	-	-	-	241,528
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,236,583)	(1,236,583)
Balances – April 30, 2008	27,926,824	10,158,831	-	-	(10,428,687)	(269,856)
Options exercised for services	71,000	67,800	-	-	-	67,800
Stock-based compensation	-	291,857	-	-	-	291,857
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(994,466)	(994,466)
Balances – April 30, 2009	27,997,824	10,668,488	-	-	(11,423,153)	(754,665)
Cumulative effect of change in accounting principle – May 1, 2009 reclassification of embedded feature of equity linked financial instruments to derivative liabilities	-	(2,380,696)	-	-	2,100,208	(280,488)
Cashless exercise of options	46,000	52,800	-	-	-	52,800
Options exercised for cash	20,000	5,000	-	-	-	5,000
Shares issued for services	650,000	143,000	-	-	-	143,000
Options expense	-	316,979	-	-	-	316,979
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,220,349)	(1,220,349)
Balances – April 30, 2010	28,713,824	$ 8,955,571	$ -	$ -	$ (10,543,294)	$(1,587,723)

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

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities	$-	$-	$395,122	$395,122

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

REGI U.S., Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended April 30, 2010 and 2009

A summary of REGI’s stock option activity for the years ended April 30, 2010 and 2009 is as follows:

	April 30, 2010		April 30, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	1,128,000	$ 0.57	1,439,000	$ 0.56
Granted	100,000	0.50	-	-
Exercised	(36,000)	1.30	(36,000)	1.30
Expired	-	-	(250,000)	0.29
Cancelled	-	-	(25,000)	2.09
Outstanding at end of period	1,192,000	$ 0.54	1,128,000	$ 0.57
Exercisable at end of period	753,750	$ 0.56	587,500	$ 0.69
Weighted average fair value of options granted		$ 0.31		$ -

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

A summary of REGI’s common stock warrant activity for the years ended April 30, 2009 and 2010 is as follows:

	April 30, 2010		April 30, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	3,667,950	$ 1.15	3,452,950	$ 1.19
Granted	100,000	0.25	250,000	0.49
Exercised	(30,000)	0.37	(35,000)	0.60
Expired	(145,000)	0.61	-	-
Outstanding at end of period	3,592,950	$ 1.15	3,667,950	$ 1.15
Exercisable at end of period	3,174,200	$ 1.15	3,259,200	$ 1.15
Weighted average fair value of options granted		$ 0.15		$ 0.21

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

The composition of REGI’s deferred tax assets at April 30, 2010 and 2009 is as follows:

	April 30,
	2010	2009

Net operating loss carry forward	$ 9,516,745	$ 9,073,809

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	$ 3,330,861	3,175,833
Less: Valuation allowance	(3,330,861)	(3,175,833)

Net deferred tax asset	$ -	$ -

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

The Company’s management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's internal controls over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, (as defined in the Exchange Act) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the “Evaluation Date”). Based on management’s evaluation, we concluded our internal control over financial reporting was not effective as of April 30, 2010 due to inadequate segregation of duties and ineffective risk assessment. Ineffective risk assessment relates to the fact that we did not emphasize our risk assessment based on specific areas of financial reporting.

The management concludes that the impact of inadequate segregation of duties and ineffective risk assessment over our financial reporting is immaterial due to the fact that we have a small operation with limited transactions, all transactions are approved by the management and all material transactions are approved by the board of directors.

The Company plans to take steps to enhance and improve the design of its internal controls over financial reporting. During the period covered by this annual report, the Company has not been able to remediate the weaknesses identified above. To remediate such weaknesses, the Company plans to appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and adopt sufficient written policies and procedures for accounting and financial reporting. These remediation efforts are largely dependent upon securing additional financing to cover the costs of implementing the changes required. If the Company is unsuccessful in securing such funds, remediation efforts may be adversely affected.

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

▪

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise  limiting his involvement in any type of business, securities or banking activities; or

▪

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, MaloneBailey LLP, Certified Public Accountants, and to our former auditors, James Stafford, Inc., Chartered Accountants during 2010 and 2009:

Type of Services Rendered	2010	2009

(a) Audit Fees	$19,300	$ 25,500

(b) Audit-Related Fees	$-	$-

(c) Tax Fees	$4,000	$4,500

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

On July 8, 2009, James Stafford, Inc., Chartered Accountants, resigned as the Company’s principal accountants.  Upon recommendation of our Audit Committee, on July 15, 2009, our board of directors appointed MaloneBailey LLP, Certified Public Accountants, as the Company’s new independent principal accountant (see the Company’s Form 8-K dated July 14, 2009 and the 8-K dated July 17, 2009, filed on EDGAR).

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

Audit Fees

The aggregate fees billed by James Stafford, Inc., Chartered Accountants, and MaloneBailey LLP, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2010 and 2009 were $19,300 and $25,500, respectively.

All Other Fees

For the fiscal years ended April 30 2010 and 2009, the aggregate fees billed by James Stafford, Inc., Chartered Accountants, and MaloneBailey LLP, Certified Public Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all engagements with the Company’s auditors prior to performance of services by them.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-laws	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
3.5	Articles of Amendment Increasing Authorized Capital to 100,000,000 May 2007	(8)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between REGI U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between REGI U.S. and ColTec, Inc.	(3)
10.3	Agreement between ColTec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
10.8	Management Agreement with Access Information Services, Inc., dated January 2, 1993 in the name of Sky Technologies, Inc. (the Company’s previous name)	(10)
10.9	Engagement Letter with The Otto Law Group, dated August 4, 2004	(10)
10.10	Project Cost Sharing Agreement with Reg Technologies Inc. dated July 19, 2006	(10)
14.1	Code of Business Conduct and Ethics	(9)
21.1	List of Subsidiaries	(7)
23.1	Consent of Independent Auditors (MaloneBailey LLP)	(9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(10)
32.1	Certification of John G. Robertson, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(10)
32.2	Certification of James Vandeberg, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(10)

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

(7)

Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2007

(8)

Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2008

(9)

Incorporated by reference from our 10-K for the fiscal year ended April 30, 2010

(10)

Incorporated herein

Report of Independent Registered Public Accounting Firm (MaloneBailey LLP, Certified Public Accountants)
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

Dated: May 10, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson (John G. Robertson)	Chairman of the Board, President, Chief Executive Officer and Director	May 10, 2011

/s/ James Vandeberg (James Vandeberg)	Chief Operating Officer, Chief Financial Officer and Director	May 10, 2011

/s/ Jennifer Lorette (Jennifer Lorette)	Vice President, Secretary and Director	May 10, 2011