Form 10-Q/A
period 2010-07-31
REGI U S INC
filed 2011-07-19
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

July 18, 2011

REGI U.S., INC.

/s/ John G. Robertson

John G. Robertson,

President and Chief Executive Officer