Form 10-Q/A
period 2011-01-31
REGI U S INC
filed 2011-07-19
CIK 922330

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

Our Current Business

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

On May 18, 2011 we had the second fabrication progress report for the prototype RadMax™ Diesel Engine, whereby we estimated that approximately one-third of all fabrication work was complete, resulting in us being ahead of schedule and under budget.

As at May 18, 2011, the fabrication progress was as follows:

-

The Rotors had completed their first-pass rough turning process within .030-inch of final. As at May 18, 2011, the following Rotor fabrication operations had been completed: Outer surface, Neck, Driveshaft Slot, and Combustion Chamber.

-

The Cams had completed their initial rough turning passes. The reason for the two-pass turning process was because the metal “moves” (stretches or deforms) after the machining process. To maintain our high-tolerance requirements, the two-passes were required.

-

Fabrication of the 24 Vane-Actuator assemblies was complete. This included completion of the Vanes, Connecting Tubes, Axles, Wheels, Wrist Pins, and integration with commercial wheel bearings.

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

Our plan of operation for the twelve months following the date of this report is to continue our research and development on the technology.  During the next 12 months we are committed to expend an aggregate of $250,000 for research and development activities, identified as master design integrator, prototype fabrication, and labor expense, estimated at $21,000 each over the next 12 months.

As well, we anticipate spending an additional $420,000 for general and administrative expenses during the next 12 months, including fees we will incur in complying with reporting obligations.  Expenditures over the next 12 months are therefore expected to be $35,000 per month.

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