Form 10-K
period 2011-04-30
REGI U S INC
filed 2011-08-15
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011
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
Yes ❑        No ☒

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, no par value, as of August 15, 2011 was 28,758,824

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,033,683 as of October 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

REGI U.S., INC.
FORM 10-K

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

PART I

ITEM 1. BUSINESS

General

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc.  On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc.  Rand Energy Group Inc., a privately held British Columbia corporation ("Rand Energy") holds approximately 2.77% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech").  Reg Tech holds approximately 10.6% of the common shares of REGI.

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

We will be testing the RadMax® Engine technology for certain applications.  To date we have granted an option for a license for applications for a Fortune 1000 company who are evaluating the RadMax® Engine design and have assisted in the development and testing at no cost to the Company. The option for an exclusive license has lapsed and the non exclusive license is still pending until December 31, 2011.

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

The Company retained Belcan Engineering Services of Phoenix, AZ (www.belcan.com) to review the Fortune 1000 diesel engine design before production of the prototype. This thorough review will help to ensure a streamlined and timely fabrication process. Immediately following the design review, REGI would fabricate RadMax™ parts and assemblies, validate assembly operations, and conduct component, assembly, and system tests. Two technical meetings were held with Belcan Engineering Services. The following results were accomplished:

•	Familiarization with the RadMax™ Diesel Engine baseline design, including mechanical operation, friction
•	Contributors and sealing approach.
•	Shared understanding of the vane actuation system.
•	Determination of vane loads in compressor and engine applications
•	Preliminary evaluation of thermodynamics and determination of potential hot spots
•	Evaluation of compression ratio, and recommendations for design modifications
•
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

We retained Belcan Engineering Services of Phoenix, AZ to review the Fortune 1000 diesel engine design before production of the prototype, which review was to help to ensure a streamlined and timely fabrication process.  Following the design review, the next step will be to fabricate RadMax Engine parts and assemblies, validate assembly operations, and conduct component, assembly, and system tests.  After multiple technical meetings with Belcan Engineering Services, the following results have been accomplished:

•	familiarization with the RadMax Engine baseline design, including mechanical operation, friction;
•	contributors and sealing approach;
•	shared understanding of the vane actuation system;
•	determination of vane loads in compressor and engine applications;
•	preliminary evaluation of thermodynamics and determination of potential hot spots;
•	evaluation of compression ratio, and recommendations for design modifications; and
•
assessment of all bearings – main bearings which control all rotating components, linear bearings which control the vane actuators, and journal bearings which facilitate wheel operations on the fixed stators.

Belcan’s technical assignment was to optimize the design of the diesel engine application which comprises the vanes, push rods, and a lift block that interface with a stator.  The review of the RadMax Engine thermodynamics and vane-actuation systems were performed first.  All recommendations resulting from these reviews were evaluated and changes into the RadMax Engine baseline were incorporated as appropriate.

The design review covered thermodynamic engineering work, material selections, sealing solutions, component geometry, mechanical integration, operating limitations and a vital assembly review.

The resultant thermodynamics report included recommendations for RadMax Engine materials, thicknesses, tolerances, and coatings.  One specific recommendation is to fabricate the cam using lighter weight materials to take advantage of its improved thermal conductivity.

In June 2010, REGI met with representatives of the Fortune 1000 company and conducted a review of the engine analysis, design, and fabrication plans. At the completion of the review, we announced that the design review indicates the acceptance of the demonstration RadMax Engine, subject to a few minor action items that have since been resolved. The objective of the review was to obtain approval to commence fabrication of the demonstration diesel engine. A revised drawing package and computer models of the updated components were submitted to the Fortune 1000 Company for final review.

On August 12, 2010, following two years of technical assessments and design reviews, the engineering team confirmed that the RadMax Engine engineering drawings were complete, additional technical reviews were not necessary and we would proceed with building the RadMax demonstration prototype. Commercial item procurement, parts fabrication and preparation for prototype testing are underway. Our target is to complete prototype fabrication and start initial testing early 2011 after completion of our planned financing.  This event represents the completion of another significant milestone.

After completion of our Request for Proposals to three pre-qualified bidders to provide a fixed-price quotation we selected Path Technologies Inc. (“Path Tech”), of Painesville, Ohio, to fabricate the prototype RadMax Engine. Upon the commencement of the fabrication stage, we will integrate those parts, along with other commercial items (fuel injection, for example) to produce the prototype engine.

In February, 2011, we paid Path Technologies for the purchase order to commence fabrication to complete the cam and actuator for the RadMax™ demonstration diesel engine model.

On March 8, 2011 we provided a fabrication progress report of the RadMax™ assembly via news release, reporting the initial fabrication progress is as follows:

•	All specified material has been ordered
•	All connecting tubes have been final machined to their outside and inside geometric tolerances
•	The connecting tubes have been masked for subcontracted flame spray plating services
•	Each of the 24 vane blocks have been trued, which means three axis sides are perfectly parallel to their opposite sides and perpendicular to each other
•	The outside dimensions of the vane portion has been fabricated in a wire EDM Process

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

Following completion of the vanes, flame spray plating of the connecting tubes, fabrication of the apex seals, wheel assemblies, and attaching parts, the actuator components will be ready for sub component testing.

Next components planned for fabrication are the cam assemblies, rotor assemblies, stator assemblies, and enclosure assemblies. Following each of these fabrications the components will be tested. Upon successful testing of the components the entire RadMax™ engine will be prepared for friction testing, lubrication flow testing, cooling flow testing, and compression testing.

Upon successful completion of the entirety of tests performed on the RadMax™ engine, fuel and engine certification tests will be conducted by an independent recognized facility.

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

In February 2009 the pump was set up in the Company’s Richmond, B.C. laboratory, for demonstration to interested parties. It is a fully functional prototype capable of pumping twice its internal volume every revolution. Future development would take the form of customization based on interest from another industry partner. Commercialization requires tooling to significantly reduce the cost of the pump in a production environment.  Until there is further interest established in the RadMax™ Pump by an end user, no further work is anticipated.

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

The compressor is a fully functional prototype design capable of 48 individual compression events every revolution, which represent twice its internal volume. Future development would take the form of customization based on interest from another industry partner. Commercialization requires tooling to significantly reduce the cost of the compressor in a production environment.  Until there is further interest established in the RadMax™ Compressor by an end user, no further work will be conducted.

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

The U.S. Patent and Trademark office issued patent number US7896630B2 on March 1, 2011, approving 23 claims of RadMax diesel engine technology. The new design claims are far more advanced than the existing Rand Cam technology patents, and give the Company an additional 20 years of patent technology protection.

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

We expect revenue from license agreements with the potential end users based on the success of the design from the compressor, pump, and diesel engine prototypes. Based on of successful testing of the RadMax prototypes, we expect to have joint venture or license agreements finalized, which would result in royalties to us. However, there is no assurance that the tests will be successful or that we will ever receive any such royalties.

Dependence on Certain Commercial Agreements

We do not have any material agreements upon which we are dependent.

Patents

U.S. patent 5,429,084 was granted on July 4, 1995, to James McCann, Brian Cherry, Patrick Badgley and four other individuals for various improvements incorporated in the RC/DC Engine, This patent has been assigned to us. The patent to the original Rand Cam engine, U.S. Patent 4,401,070, was issued on August 30, 1983 to James McCann and the marketing rights were held by Rand Energy Group, Inc.  Reg Technologies Inc. has the worldwide rights, excluding the United States, which are owned by REGI U.S., Inc. pursuant to agreements with Rand Energy Group, Inc.

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

The U.S. Patent and Trademark office issued patent number US7896630B2 on March 1, 2011, approving 23 claims of RadMax diesel engine technology. The new design claims are far more advanced than the existing Rand Cam technology patents, and give the Company an additional 20 years of patent technology protection.

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

Pursuant to the letter of understanding dated December 13, 1993, among us, Rand Energy Group Inc. and REGI U.S. with West Virginia University Research Corporation (WVURC), WVURC will receive 5% of all net profits from sales, licenses, royalties or income derived from the patented technology relating to the Original Engine and the RC/DC Engine.

Research and Development

Research and development work on the RadMax® Engine is coordinated and funded by Reg Tech and the Company as to 50% each.  We plan to contract with outside individuals, institutions and companies to perform most of the additional research and development work which we may require to benefit from our rights to the RadMax® Engine. During the last two fiscal years, we spent $291,903 on research and development. During the past year, development costs have been assumed by a third party who is evaluating the RadMax® Diesel Engine design.

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

We have reported losses in each year since its inception. At April 30, 2011, we had an accumulated deficit of $10,782,477 in accordance with US GAAP. Our history consists almost entirely of development of its products funded entirely from the sale of our Common Stock in the absence of revenues. We anticipate that it will continue to incur substantial additional operating losses for at least the next 12 months and expects cumulative losses to increase as our development efforts expand.

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

We have a history of operating losses, and an accumulated deficit, as of April 30, 2011, of $10,782,477.  Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Our present officers and directors have other unrelated full-time positions or part-time employment.  Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only.  Our management may devote time to other companies or projects which may compete directly or indirectly with us. Major competitors for our officers and directors’ time are IAS Energy, Inc., Teryl Resources Corp., Linux Gold Corp. Reg Technologies Inc., Legend Oil and Gas Ltd., American Sierra Gold Corp. and ASAP Expo, Inc., all public companies listed on the OTC Bulletin Board. and/or the Toronto Venture Exchange.

Our business administrative office is also the head office of the other four public companies listed above.

Our present office is shared with IAS Energy, Inc., Teryl Resources Corp., Linux Gold Corp. and Reg Technologies Inc. Although the office space is suitable to our current operations and the space is not fully occupied, in the event of our expansion or expansion of any of these other companies, we may need to locate additional space which may cost us more.

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

Our future success may be dependent on the success of our products and services. The success of our business depends on a variety of factors, including:

•	the quality and reliability of our products and services;
•	our ability to develop new products and services superior to that of our competitors;
•	our ability to establish licensing relationships and other strategic alliances;
•	our pricing policies and the pricing policies of our competitors;
•	our ability to introduce new products and services before our competitors;
•	our ability to successfully advertise our products and services; and
•	general economic trends.

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

	High $	Low $
Quarter ended July 31, 2009	0.31	0.18
Quarter ended October 31, 2009	0.30	0.18
Quarter ended January 31, 2010	0.28	0.18
Quarter ended April 30, 2010	0.58	0.12
Quarter ended July 31, 2010	0.38	0.16
Quarter ended October 31, 2010	0.30	0.18
Quarter ended January 31, 2011	0.27	0.15
Quarter ended April 30, 2011	0.25	0.16

(Information provided by The Over The Counter Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

The following table shows the high and low bid prices of our stock traded on the OTC Bulletin Board during the most recent six months, for each month as follows:

	High $	Low $
February 2011	0.25	0.17
March 2011	0.25	0.17
April 2011	0.25	0.16
May 2011	0.23	0.04
June 2011	0.24	0.13
July 2011	0.23	0.01

_________

 * All prices are in U.S. dollars.

(Information provided by the Over the Counter Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

Holders

As of August 15, 2011, there were 28,758,824 shares of common stock outstanding, held by 267 shareholders of record.

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

The Company is authorized to issue up to 100,000,000 shares of common stock, without par value. As of August 15, 2011, there were 28,758,824 shares of common stock issued and outstanding. Each share of Common Stock is entitled to one vote on all matters submitted for shareholder approval.

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

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit.  We have incurred net losses to date totaling $12,882,685 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller.  At April 30, 2011, we had working capital deficiency of $1,564,026. Our only asset is cash of $435 as of April 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Results of Operations

Results of operations for the year ended April 30, 2011 ("2011’) compared to the year ended April 30, 2010 ("2010")

There were no revenues from product licensing during 2011 and 2010.

Net loss decreased from $1,220,349 in 2010 to $239,183 in 2011. One contributing factor to the decrease in net loss was a gain on the fair value of derivative liabilities of 322,707 in 2011 versus a loss on change in fair value of the same derivative liabilities of $114,643 in 2010, both calculated using Black Scholes valuation model reflecting market conditions include stock trading price volatilities, risk free interests date, expected life of the instruments as well as expected dividends at the dates of the evaluation.

The Company incurred a loss from operation of $561,890 in 2011 compared to a loss from operations of $1,105,715 in 2010, a decrease in loss of $543,825.

Non-cash based general and administrative expenses including shares issued for consulting services valued at $46,800 in 2011, significantly decreased from $195,800 in 2010. Option based compensation decreased from $316,979 in 2010 to $66,080 in 2011, due to the fact that options granted in prior years largely vested before fiscal 2011 and during 2011, only 50,000 options were modified and no options were granted.

During 2011 we incurred loss on foreign exchange of $2,619, a decrease from $10,654 in 2010.

Changes in cash-based expenses from 2010 to 2011 are as follows:

•	Research and development expenses decreased from $190,810 in 2010 to $101,093 in 2011, due to the decrease in required hours by our engineers in 2011.
•
Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $90,885 in 2010 to $58,179 in 2011 due to the Company’s continuing effort in streamlining the operations;

•	Wages and benefits and office administrative expenses of $71,222 in 2010 increased to $81,118 in 2011 largely due to the severance pay in 2011 to one of our former employees.
•	Shareholder communication and investor relations decreased from $68,731 in 2010 to $42,682 in 2011, and
•	travel expenses decreased from $20,040 in 2010 $6,715 in 2011 due to our continuing effort to use more cost efficient communication methods in 2011.

Our basic and diluted loss decreased from $0.04 per share in 2010 to $0.01 in 2011.

LIQUIDITY AND CAPITAL RESOURCES

During 2011, with the downturn in the financial market, we financed our operations mainly through net proceeds of $286,507 borrowed from related parties.

We received funding in 2011 from our affiliated companies (common officers and directors) and our 13.34% shareholder, Reg Tech and Rand Energy. The total amount owing to related parties is $1,306,300 representing 84% of our total liabilities as of April 30, 2011.  This funding was necessary with a downturn in the financial market to complete the RadMax engine and place the Company in a position to attain profit.  The balances owing to related parties are non-interest bearing, unsecured and repayable on demand.  Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

As of April 30, 2011, we had a working capital deficiency of $1,564,026.  We receive interim support from our affiliated companies and will raise additional funds from equity financing which was negotiated.  We also plan to raise funds through loans from Reg Tech and Rand Energy.  At April 30, 2011 Reg Tech owns 3,040,000 shares and Rand Energy owns 796,483 shares of REGI common stocks and plans to sell shares as needed to meet our ongoing funding requirements if traditional equity sources of financing prove to be insufficient.

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

These research and development costs are identified as master design integrator, prototype fabrication, and labour expense, and are estimated to be at $315,000 over the next 6 months.

Off-Balance Sheet Arrangements

As of April 30, 2011, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Audited Financial Statements for the Years ended April 30, 2011 and 2010	F-1 – F-18

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

-	Report of Independent Registered Public Accounting Firm dated August 15, 2011
-	Consolidated Balance Sheets as of April 30, 2011 and 2010
-	Consolidated Statements of Expenses for the year ended April 30, 2011 and 2010 and for July 27, 1992 (inception) to April 30, 2011 with July 27, 1992 (inception) to April 30, 2008 unaudited
-	Consolidated Statements of Cash Flows for the year ended April 30, 2011 and 2010 and for July 27, 1992 (inception) to April 30, 2011 with July 27, 1992 (inception) to April 30, 2008 unaudited
-	Consolidated Statements of Stockholders’ Equity (Deficit) from July 27, 1992 (inception) to April 30, 2011 with July 27, 1992 (inception) to April 30, 2008 unaudited
-	Notes to the Consolidated Financial Statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
REGI U.S., Inc.
(A Development Stage Company)
Richmond, BC, Canada

We have audited the accompanying consolidated balance sheets of REGI U.S., Inc., (A Development Stage Company) as of April 30, 2011 and 2010 and the related consolidated statements of expenses, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

August 15, 2011

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$435	$1,158
Due from related parties	-	4,413
Prepaid expenses	-	5,722

Total Assets	$435	$11,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank indebtedness	$-	$4,736
Accounts payable and accrued liabilities	185,746	179,365
Due to related parties	1,306,300	1,019,793
Derivative liabilities	72,415	395,122
Total Current Liabilities	1,564,461	1,599,016

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value,
28,749,824 and 28,713,824 shares issued and outstanding,
respectively	9,218,451	8,955,571
Deficit accumulated during the development stage	(10,782,477)	(10,543,294)
Total Stockholders’ Deficit	(1,564,026)	(1,587,723)

Total Liabilities and Stockholders’ Deficit	$435	$11,293

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

			July 27, 1992
	Years Ended		(Inception)
	April 30,		Through
	2011	2010	April 30, 2011
			(Unaudited)
Operating Expenses:
Amortization	$-	$-	$130,533
General and administrative	460,797	914,905	8,557,424
Impairment loss	-	-	72,823
Gain on settlement of accounts payable	-	-	(200,351)
Research and development	101,093	190,810	4,530,329

Loss from operations	(561,890)	(1,105,715)	(13,090,758)

Other loss
Gain (loss) on change in fair value of derivative liabilities	322,707	(114,634)	208,073

Net Loss	$(239,183)	$(1,220,349)	$(12,882,685)

Net loss per share – basic and diluted	$(0.01)	$(0.04)

Weighted average shares outstanding – basic and diluted	28,731,000	28,269,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			July 27, 1992
	Years Ended		(Inception)
	April 30,		Through
	2011	2010	April 30, 2011
			(Unaudited)

Cash flows from operating activities:
Net Loss	$(239,183)	$(1,220,349)	$(12,882,685)
Adjustments to reconcile loss to net cash
used by operating activities:
Amortization	-	-	130,533
Donated services	150,000	150,000	1,447,500
Impairment loss	-	-	72,823
Shares issued for services	46,800	195,800	393,800
Options issued for services	66,080	316,979	1,440,294
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Loss (gain) on change in fair value of derivative liability	(322,707)	114,634	(208,073)
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	5,722	(1,222)	-
Accounts payable and accrued liabilities	6,381	25,047	394,253
Net cash used in operating activities	(286,907)	(419,111)	(8,462,602)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	4,413	255,723	260,136
Purchase of equipment	-	-	(198,419)
Net cash provided by (used in) investing activities	4,413	255,723	(236,616)

Cash flows from financing activities
Advances from related parties	286,507	156,599	1,617,547
Bank indebtedness	(4,736)	2,947	-
Proceeds from convertible debentures	-	-	5,000
Proceeds from the exercise of options	-	5,000	5,000
Proceeds from the sale of common stock	-	-	7,072,106
Net cash provided by financing activities	281,771	164,546	8,699,653

Net increase (decrease) in cash and cash equivalents	(723)	1,158	435
Cash and cash equivalents, beginning of period	1,158	-	-
Cash and cash equivalents, end of period	$435	$1,158	$435

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$-	$280,488	$280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the period from July 27, 1992 (Inception) through April 30, 2011 with the period from July 27, 1992 through April 30, 2008 Unaudited

					Deficit
					Accumulated	Total
			Common		During the	Stockholders’
	Common Stock		Stock	Deferred	Development	Equity
	Shares	Amount	Subscribed	Compensation	Stage	(Deficit)
Balances – July 27, 1992 (Inception)	-	$-	$-	$-	$-	$-
Stock issued for intellectual property	5,700,000	57,000	-	-	-	57,000
Stock issued for cash	300,000	3,000	-	-	-	3,000
Net loss	-	-	-	-	(23,492)	(23,492)
Balances – April 30, 1993	6,000,000	60,000	-	-	(23,492)	36,508
Stock issued for cash pursuant to a
public offering	500,000	500,000	-	-	-	500,000
Net loss	-	-	-	-	(394,263)	(394,263)
Balances – April 30, 1994	6,500,000	560,000	-	-	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	-	-	-	1,000
Private placement	250,000	562,500	-	-	-	562,500
Warrants exercised	170,200	213,000	-	-	-	213,000
Net loss	-	-	-	-	(1,225,743)	(1,225,743)
Balances – April 30, 1995	6,930,200	1,336,500	-	-	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	-	-	-	75,800
Warrants exercised	132,200	198,300	-	-	-	198,300
A private offering	341,000	682,000	-	-	-	682,000
Net loss	-	-	-	-	(796,905)	(796,905)
Balances – April 30, 1996	7,635,900	2,292,600	-	-	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	-	-	-	13,700
Warrants exercised	185,400	278,100	-	-	-	278,100
Private placements	165,000	257,500	-	-	-	257,500
Net loss	-	-	-	-	(510,184)	(510,184)
Balances – April 30, 1997	8,123,300	2,841,900	-	-	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	-	-	-	5,000
A units offering	500,000	500,000	-	-	-	500,000
Stock issued for acquisition of
AVFS rights	400,000	288,251	-	-	-	288,251
Stock issued for services	125,000	170,250	-	-	-	170,250
Stock issued to settle an accrued
liability	50,000	25,000	-	-	-	25,000
Net loss	-	-	-	-	(580,901)	(580,901)
Balances – April 30, 1998	9,248,300	3,830,401	-	-	(3,531,488)	298,913
Stock issued for services	100,000	71,046	-	-	-	71,046
Net loss	-	-	-	-	(397,924)	(397,924)
Balances – April 30, 1999	9,348,300	3,901,447	-	-	(3,929,412)	(27,965)
Stock issued for cash pursuant to:
A private placement	852,101	639,075	-	-	-	639,075
Cash commission paid	-	(47,607)	-	-	-	(47,607)

Warrants exercised	17,334	17,334	-	-	-	17,334
Stock-based compensation	-	15,417	-	-	-	15,417
Net loss	-	-	-	-	(413,495)	(413,495)
Balances – April 30, 2000	10,217,735	4,525,666	-	-	(4,342,907)	182,759
Stock issued for cash pursuant to
warrants exercised	4,000	2,000	-	-	-	2,000
Stock-based compensation	-	18,500	-	-	-	18,500
Stock to be issued	-	-	72,000	-	-	72,000
Net loss	-	-	-	-	(808,681)	(808,681)
Balances – April 30, 2001	10,221,735	4,546,166	72,000	-	(5,151,588)	(533,422)
Stock issued for cash pursuant to a
private placement	1,066,200	266,550	(72,000)	-	-	194,550
Amount receivable	-	(3,000)	-	-	-	(3,000)
Stock-based compensation	-	3,083	-	-	-	3,083
Net loss	-	-	-	-	(156,090)	(156,090)
Balances – April 30, 2002	11,287,935	4,812,799	-	-	(5,307,678)	(494,879)
Stock issued to settle debt	6,100,000	305,000	-	-	-	305,000
Stock issued for services	250,000	16,500	-	-	-	16,500
Stock issued for convertible
debenture	50,000	5,000	-	-	-	5,000
Stock to be issued	-	-	25,968	-	-	25,968
Donated consulting services	-	187,500	-	-	-	187,500
Net loss	-	-	-	-	(220,972)	(220,972)
Balances – April 30, 2003	17,687,935	5,326,799	25,968	-	(5,528,650)	(175,883)
Donated consulting services	-	210,000	-	-	-	210,000
Stock issued for cash pursuant to a
private placement	173,120	25,968	(25,968)	-	-	-
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	-	-	-	86,000
Stock options exercised	100,000	20,000	-	-	-	20,000
Stock-based compensation	-	78,184	-	(78,184)	-	-
Stock issued for services	400,000	92,000	-	(92,000)	-	-
Stock issued to settle debt	3,320,000	166,000	-	-	-	166,000
Deferred compensation	-	-	-	142,355	-	142,355
Net loss	-	-	-	-	(609,913)	(609,913)
Balances – April 30, 2004	22,231,055	6,004,951	-	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	-	(24,000)	-	-
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	-	-	-	29,750
Warrants exercised	173,120	34,624	-	-	-	34,624
Private placement	1,032,800	258,200	-	-	-	258,200
Stock-based compensation	-	23,304	-	-	-	23,304
Donated consulting services	-	150,000	-	-	-	150,000
Deferred compensation	-	-	-	38,829	-	38,829
Net loss	-	-	-	-	(584,889)	(584,889)
Balances – April 30, 2005	23,720,725	6,524,829	-	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to
common stock	-	(13,000)	-	13,000	-	-
Stock issued for cash pursuant to:
Options exercised	212,000	53,313	-	-	-	53,313
Warrants exercised	406,400	142,240	-	-	-	142,240
Private placement	1,500,000	881,088	-	-	-	881,088
Common stock subscribed	-	-	3,750	-	-	3,750
Stock-based compensation	-	124,793	-	-	-	124,793

Deferred compensation	-	12,000	-	-	-	12,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,055,358)	(1,055,358)
Balances – April 30, 2006	25,839,125	7,875,263	3,750	-	(7,778,810)	100,203
Stock issued for cash pursuant to:
Options exercised	662,250	143,938	(3,750)	-	-	140,188
Warrants exercised	268,833	217,666	-	-	-	217,666
Private placement	120,000	120,000	-	-	-	120,000
Private placement costs	-	(3,504)	(13,673)	-	-	(17,177)
Common stock subscribed	-	-	272,700	-	-	272,700
Stock issued for services	29,000	60,000	-	-	-	60,000
Stock-based compensation	-	260,569	-	-	-	260,569
Deferred compensation	-	1,000	-	-	-	1,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,413,294)	(1,413,294)
Balances – April 30, 2007	26,919,208	8,824,932	259,027	-	(9,192,104)	(108,145)
Stock issued for cash pursuant to:
Options exercised	38,500	12,125	-	-	-	12,125
Warrants exercised	99,166	96,666	(10,000)	-	-	86,666
Private placement	833,950	833,950	(262,700)	-	-	571,250
Private placement costs	-	(47,170)	13,673	-	-	(33,497)
Options exercised for services	36,000	46,800	-	-	-	46,800
Stock-based compensation	-	241,528	-	-	-	241,528
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,236,583)	(1,236,583)
Balances – April 30, 2008	27,926,824	10,158,831	-	-	(10,428,687)	(269,856)
Options exercised for services	71,000	67,800	-	-	-	67,800
Stock-based compensation	-	291,857	-	-	-	291,857
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(994,466)	(994,466)
Balances – April 30, 2009	27,997,824	10,668,488	-	-	(11,423,153)	(754,665)
Cumulative effect of change in accounting principle – May 1, 2009 reclassification of embedded feature of equity linked financial instruments to derivative liabilities	-	(2,380,696)	-	-	2,100,208	(280,488)
Cashless exercise of options	46,000	52,800	-	-	-	52,800
Options exercised for cash	20,000	5,000	-	-	-	5,000
Shares issued for services	650,000	143,000	-	-	-	143,000
Options expense	-	316,979	-	-	-	316,979
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,220,349)	(1,220,349)
Balances – April 30, 2010	28,713,824	8,955,571	-	-	(10,543,294)	(1,587,723)
Cashless exercise of options	36,000	46,800	-	-	-	46,800
Options expense	-	66,080	-	-	-	66,080
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(239,183)	(239,183)
Balances – April 30, 2011	28,749,824	$9,218,451	$-	$-	$(10,782,477)	$(1,564,026)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2011 and 2010

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

REGI U.S., Inc. (“REGI”) was incorporated in Oregon, U.S.A., on July 27, 1992.

REGI is a development stage enterprise, as defined in FASB ASC 915.  REGI is engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) in the U.S. The worldwide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder, which together with its 51% owned subsidiary, Rand Energy Group Inc. owns 13% of REGI’s issued and outstanding stock at April 30, 2011. REGI owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%.  No revenue has been derived to date and REGI’s planned principal operations have not commenced.

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

The three levels of the fair value hierarchy are as follows:

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

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of April 30, 2011 and 2010.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
April 30, 2011
LIABILITIES:
Derivative liabilities	$-	$-	$72,415	$72,415

April 30, 2010
LIABILITIES:
Derivative liabilities	$-	$-	$395,122	$395,122

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs during the years ended April 30, 2011 and 2010:

	Year Ended April 30,
	2011	2010
Fair value at beginning of period	$395,122	$280,488
Unrealized (gain) loss included in other income (expenses)	(322,707)	114,634
Fair value at end of period	$72,415	$395,122

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2. GOING CONCERN

REGI incurred net losses of $239,183 for the year ended April 30, 2011 and has a working capital deficit of $1,564,026 and an accumulated deficit of $10,782,477 at April 30, 2011. These factors raise substantial doubt about the ability of REGI to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of April 30, 2011 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of REGI. As of April 30, 2011, there was $0 due from related parties and $1,306,300 due to related parties. As of April 30, 2010, there was $4,413 due from related parties and $1,019,793 due to related parties. There is no right of offset associated with these payables and receivables. The full amount due from related parties of $4,413 at April 30, 2010 was collected during the year ended April 30, 2011.

As part of an agreement with a professional law firm in which a partner of the law firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm. REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock. During the years ended April 30, 2011 and 2010, fees of $1,489 and $2,407, respectively, for legal services have been paid or accrued to the law firm.

During the year ended April 30, 2011, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2010.

During the year ended April 30, 2011, the Vice President and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2010.

During the year ended April 30, 2011, the CFO, COO and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2010.

During each of the years ended April 30, 2011 and 2010, management fees of $30,000 were accrued to a company having a common director.

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

NOTE 4. STOCKHOLDERS’ EQUITY

a)  Common Stock Options and Warrants

REGI has a 2000 Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000.

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

During the years ended April 30, 2011 and 2010, REGI recorded stock-based compensation of $66,080 and $316,979, respectively.  At April 30, 2011 and 2010, REGI had $415,991 and $471,372, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	April 30,
	2011	2010

Risk free interest rate	0.95%	0.51% - 2.54%
Expected life	0.02 – 5.02 years	0.5 – 5.0 years
Annualized volatility	41% - 160%	146% - 192%
Expected dividends	-	-

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

On May 21, 2010, REGI extended the term of the options that were granted on May 27, 2005 and originally expiring on May 27, 2010 to May 27, 2015. The options are exercisable at $0.45 per share. The incremental increase in the fair value of stock options was estimated to be $13,679 of which $3,420 was expensed during the year ended April 30, 2011 (included in the total options expense of $66,080 for the year ended April 30, 2011) and $10,259 will be recognized over future periods. The incremental increase in the fair value of the options was estimated at the date of extension using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 0.95%, expected volatility between 41% and 160%, expected terms between 0.02 and 5.02 years and no expected dividends.

A summary of REGI’s stock option activity for the years ended April 30, 2011 and 2010 is as follows:

	April 30, 2011		April 30, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	1,192,000	$0.54	1,128,000	$0.57
Granted	-	-	100,000	0.50
Exercised	(36,000)	1.30	(36,000)	1.30
Expired	-	-	-	-
Cancelled	-	-	-	-
Outstanding at end of period	1,156,000	$0.52	1,192,000	$0.54
Exercisable at end of period	968,500	$0.54	753,750	$0.56
Weighted average fair value of options granted		$-		$0.31

At April 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 1.35 years, respectively. The intrinsic value of “in the money” options at April 30, 2011 was zero.

At April 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 2.13 years, respectively. The intrinsic value of “in the money” options at April 30, 2010 was $1,500.

A summary of REGI’s common stock warrant activity for the years ended April 30, 2011 and 2010 is as follows:

	April 30, 2011		April 30, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	3,592,950	$1.15	3,667,950	$1.15
Granted or issued	-	-	100,000	0.25
Exercised	-	-	(30,000)	0.37
Expired	(75,000)	2.20	(145,000)	0.61
Outstanding at end of period	3,517,950	$1.13	3,592,950	$1.15
Exercisable at end of period	3,155,450	$1.15	3,174,200	$1.15
Weighted average fair value of warrants granted		$-		$0.15

At April 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 0.83 year, respectively.  The intrinsic value of “in the money” exercisable warrants at April 30, 2011 was zero.

At April 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $2.20 per share and 1.81 years, respectively. The intrinsic value of “in the money” warrants at April 30, 2010 was $375.

b) Performance Stock Plan

REGI has allotted 2,500,000 shares to be issued pursuant to a performance stock plan adopted on June 27, 1997, and amended in June 2004. On April 27, 2007, REGI further amended the plan so that the term of the plan is extended to the twentieth anniversary of the effective date. As of April 30, 2011, 575,000 shares have been issued under this plan and 1,925,000 remain unissued and issuable.

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

During the year ended April 30, 2011, consultants exercised 36,000 common stock options and received 36,000 shares of common stock. The exercise price for these options totaled $46,800. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $46,800 for services rendered.

d)   Equity Line of Credit

On November 17, 2006, REGI entered into a securities purchase agreement, whereby an investor agreed to purchase up to $10,000,000 of REGI’s common stock over a term of 36 months at REGI’s discretion.

In connection with and subsequent to the equity line of credit, REGI granted the investor 2,132,000 common stock warrants with an exercise price of $1.00 per share and a term of five years. In addition, REGI granted the placement agent 640,000 common stock warrants with an exercise price of $1.30 per share and a term of five years. 73,000 warrants have been exercised as of April 30, 2011.

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

NOTE 6. WARRANT DERIVATIVES

Beginning May 1, 2009, ASC 815-15 established a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. 2,059,000 of REGI’s warrants that were previously classified in equity were reclassified to derivative liabilities on May 1, 2009 due to the presence of a reset feature that allows for a reduction in the strike price of the warrant in the event that REGI issues similar instruments at a lower strike price in a future period. REGI estimated the fair value of these liabilities as of May 1, 2009 to be $280,488 and recorded a decrease of $2,380,696 to Additional Paid-in Capital and a reduction of $2,100,208 to Accumulated Deficit. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of changes in stockholders’ equity (deficit).

These warrants were fair valued as of April 30, 2010 and marked to market at that date. The fair value of the warrants at April 30, 2010 was $395,122 resulting in a loss on the increase in fair value of derivatives of $114,634 for the year ended April 30, 2010.

At April 30, 2010, REGI used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility ranging from 129% to 216%; risk-free interest rates ranging from 0.69% to 4.57%; and expected terms ranging from 1.54 to 5.00 years.

At April 30, 2011, the fair value of the warrants was determined to be $72,415 resulting in a gain on the decrease in fair value of derivatives of $322,707 for the year ended April 30, 2011.

REGI used the Black-Scholes option pricing model to value the warrants using the following assumptions for the April 30, 2011 valuation: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility of 193%; risk-free interest rate of 0.11%; and expected term of 0.54 year.

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

REGI has losses carried forward for income tax purposes to April 30, 2011, however, the related deferred tax asset has been fully reserved due to management’s determination that the realization of the deferred tax assets is less than likely. The difference between the statutory tax rate and the effective tax rate is the valuation allowance.

The composition of REGI’s deferred tax assets at April 30, 2011 and 2010 is as follows:

	April 30,
	2011	2010

Net operating loss carry forward	$9,815,754	$9,516,745

Deferred tax asset	$3,435,514	$3,330,861
Less: Valuation allowance	(3,435,514)	(3,330,861)

Net deferred tax asset	$-	$-

The unused net operating loss carry forward balance will expire in the years 2012 through 2031.

NOTE 8. SUBSEQUENT EVENTS

a) During June 2011, 50,000 stock options exercisable until April 12, 2012 into the Company’s common shares at $1.30 per share were cancelled.

b) During May through July 2011, a consultant exercised 9,000 stock options and received 9,000 common shares. The exercise price was $11,700. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $11,700 for services rendered.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a)           Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including Mr. John Robertson our Chief Executive Officer and Mr. James Vandeberg our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based upon that evaluation, management has concluded that our current disclosure controls and procedures were not effective as of April 30, 2011. The conclusion that our disclosure controls and procedures were not effective was due to the presence of weaknesses in internal control over financial reporting as identified below. Management anticipates that disclosure controls and procedures will not be effective until the weaknesses are remediated. Our Company intends to remediate the material weaknesses as set out below.

(b)           Management's Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

Based on this assessment the management concludes that our internal control system is ineffective due to lack of segregation of duties in minor areas. However, the impact of inadequate segregation of duties over our financial reporting is immaterial due to the fact that we have a small operation with limited transactions, all transactions are approved by the management and all material transactions are approved by the board of directors.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position
John G. Robertson	70	Director, Chairman of the Board of Directors, President and Chief Executive Officer
Jennifer Lorette	39	Resigned as director and Vice President on August 9, 2011
James Vandeberg	67	Director, Chief Operating Officer and Chief Financial Officer
Thomas Robertson	52	Director
Brian Cherry	71	Vice President
Robert Grisar	65	Vice President of Engineering

Business Experience, Principal Occupation of Directors and Executive Officers, and Family Relationships

All officers currently devote part-time services to our operation.

Mr. John Robertson is the father of Mr. Thomas Robertson. There are no other family relationships between any director or executive officer and any other director or executive officer.

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

John G. Robertson – Director, Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Robertson has been our Chairman, President and Chief Executive Officer since our formation in July, 1992. He was appointed as a director of the Company due to his extended experiences with the regulatory requirements and operations of public companies and his extended experiences with the capital market. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the RadMax® Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the RadMax® Engine technology and Reg Technologies Inc. owns the worldwide rights exclusive of the U.S. Mr. Robertson is a Director and President and Secretary of Rand Energy Group Inc. Mr. Robertson is President, Principal Executive Officer and a member of the Board of Directors of IAS Energy, Inc., an Oregon corporation traded on the PinkSheets. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation which is currently inactive, and its predecessor. He is also the President of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold,  oil and gas exploration. He is also President of Linux Gold Corp., a public company trading on the OTC Bulletin Board. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting. Mr. Robertson devotes approximately 20% of his time to our operations.

James L. Vandeberg – Director, Chief Operating Officer and Chief Financial Officer

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999 and its Chief Financial Officer on January 9, 2006.  He was appointed as a director of the Company due to his extended experiences with the security laws, regulatory requirements and operations of public companies. Mr. Vandeberg is an attorney in Seattle, Washington.  He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies Carter Hawley Stores, Inc. from 1978 to 1993, and Denny’s Inc. from 1973 to 1978. He is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of IAS Energy, Inc. an Oregon corporation traded on the PinkSheets. Mr. Vandeberg is also a director of Reg Technologies Inc. which is traded on the TSX Venture Exchange and the OTC BB.  Mr. Vandeberg is currently also vice president, the CFO and a director of Legend Oil & Gas Ltd. and a director of American Sierra Gold Corp. and ASAP Expo, Inc., all three companies trading on the OTCBB. He is a member and former director of the American Society of Corporate Secretaries.  He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973.  Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar. Mr. Vandeberg devotes approximately 10% of his time to our operations.

Thomas Robertson – Director

Mr. Robertson was appointed a director in January 2010 due to his extended experiences with the operations of public companies and his extended experiences with the capital market.   He has been a director of both private and public companies since 1980, serving as director of Teryl Resources Corp. from 1986 to 1989 and January 2010 to present.  In this capacity, he has been active in raising seed capital and public capital.  He has also been involved in corporate and public relations since 1978.

Brian Cherry - Vice President, RadMax® Engine Technology Projects

Mr. Cherry was Vice President and a Director of the Company since its inception in July 1992, until January 2001 when he left the Company to pursue personal interests.  Mr. Cherry was appointed Vice President, RadMax® Engine Technology Projects in June 2004. He has spearheaded the development of the next-generation RadMax® technology. He has earlier patented prior versions of the technology in 1996. He is currently the project manager in charge of developing a RadMax® electric generator for hybrid electric vehicles and for residential uses. Mr. Cherry oversees and prepares submissions of new patent applications for the RadMax® technology. Mr. Cherry devotes approximately 10% of his time to our operations.

Robert Grisar – Vice President, Engineering

Mr. Grisar is our Vice President of Engineering since April 2007. He has spearheaded the development of the RadMax® technology and holds several patents with the United States Patent and Trademark Office.  He is currently the project manager in charge of developing, fabricating, and testing a RadMax® Diesel Engine. Mr. Grisar oversees all subcontractors involved in fabrication of the RadMax(R) prototype. Mr. Grisar devotes 100% of his time to our engineering operations.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)
was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)
was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

(8)
was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

Audit Committee

Board of Directors has only one committee, the Audit Committee. The Company’s audit committee is comprised of three directors of the Company to August 9, 2011 - Jennifer Lorette, John Robertson, and James Vandeberg, with Ms. Lorette resigning from the Board on August 9, 2011 due to personal reasons. Messrs. Robertson and Vandeberg are not “independent” as they are officers of the Company. Jennifer Lorette was independent, because she manages administrative responsibilities of the company but does not have other management roles, and is independent and free from any interest and any business or other relationship which could or could reasonably be perceived to, materially interfere with their ability to act in the best interests of the Company, other than an interest or relationship arising from ownership of shares of the Company. All of the audit committee members are “financially literate’.

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

Summary Compensation Table

Named Executive Officer mean the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”) or any individual acting in a similar capacity or function, regardless of the amount of compensation of that individual and each of the Company’s two most highly compensated executive officers, other than the CEO and CFO, or three two highly compensated individuals acting in similar capacities, who were serving as executive officers, or in a similar capacity, at the end of the most recent financial year and whose compensation exceeds $100,000, and such individuals who would be an NEO but for the fact that they were not serving as an executive officer or in a similar capacity at the end of that financial year.

During the Company’s last completed financial year ended April 30, 2011, the Company had two Named Executive Officers: Mr. John Robertson, President and CEO, and Mr. James Vandeberg, COO and CFO.

The following table (presented in accordance with Item 402 of Regulation S-K – Executive Compensation) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2011, 2010 and 2009 (to the extent required by the Regulations) in respect of the Named Executive Officers:

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Bonus ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incen- tive plans ($)	Long-term incentive plans ($)	Pension value ($)	All other Compen-sation ($)(5)	Total compensation ($)
John G. Robertson, CEO(1)(2)(3)	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 16,074 130,753	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	30,000 30,000 30,000	30,000 36,074 160,753
James Vandeberg, CFO(4)(5)	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 3,215 26,151	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 3,215 26,151

(1)	Mr. Robertson is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”.
(2)
Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, received or is to receive $2,500 per month from us for management services provided to us.  Mr. Robertson is a trustee of the Robertson Family Trust.  This amounts for fiscal 2010 and 2011 are accrued but not paid.

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

Narrative Discussion

The Company does not have a share-based award plan other than the stock option plan referred to above. The Company also does not have a pension plan or a long term incentive plan. Other than John Robertson, as described below in the Narrative Description – Directors reported in the Directors’ Compensation table below, no directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2011 for services in their capacity as directors.

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

Incentive Plan Awards – value vested or earned during the year

No incentive stock options were granted to any NEOs during the year ended April 30, 2011.

No incentive stock options vested during the year ended April 30, 2011 which were held by the NEOs.

During the year ended April 30, 2011, neither of the two NEOs were granted or exercised options.  There were 600,000 unexercised options at the financial year end held by the NEOs, which were re-priced on February 19, 2010 from exercise price of $1.30 to $0.50. None of these options was in-the-money on April 30, 2011.

Pension Plan Benefits

As reported under the Summary Compensation Table, the Company does not maintain a Pension Plan for its employees and therefore no benefits were received.

Termination of Employment or Change of Control

Other than as described in the Narrative Discussion section under the Summary Compensation Table, the Company has no plans or arrangements with respect to remuneration received or that may be received by the Named Executive Officers during the Company’s most recently completed financial year or current financial year in view of compensating such officers in the event of termination of employment (as a result of resignation, retirement, change of control, etc.) or a change in responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

DIRECTOR COMPENSATION

Director Compensation Table

The following table sets forth all compensation provided to the directors for the year ended April 30, 2011.

The Company does not have a share-based award plan for the directors other than the stock option plan referred to above, details of which are provided below under Outstanding Option-Based Awards, Share- Based Awards and Non-equity Incentive Plan Compensation. The Company also does not have a pension plan or a non-equity incentive plan for its directors.

No directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2011 for services in their capacity as directors.

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incentive plans ($)	Long-term incen-tive plans	Pension value ($)	All other Compen-sation ($)	Total compensation ($)
John G. Robertson, CEO(1)(2)	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
James Vandeberg, CFO(3)	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Jennifer Lorette (4) (resigned as director on August 9, 2011)	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Thomas Robertson (5)	2011 2010 2009	Nil Nil NA	Nil Nil NA	Nil 4,465 NA	Nil Nil NA	Nil Nil NA	Nil Nil NA	Nil Nil NA	Nil 4,465 NA

(1)	Mr. Robertson is also an NEO and indirectly receives or accrues compensation in that capacity. See “Executive Compensation – Narrative Discussion”.
(2)	Mr. Robertson did not receive option-based awards in his capacity as a director.
(3)	Mr. Vandeberg does not receive any compensation in his capacity as a director, nor any option-based awards in his capacity as a director.
(4)	Ms. Lorette does not receive option-based awards in her capacity as a director.
(5)	Mr. Thomas Robertson was appointed to the Board of Directors during fiscal 2010.
(6)
The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Narrative Description

There was no other cash compensation paid to directors by the Company for services rendered in their capacities as directors for the year ended April 30, 2011.

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

Other than as described above, no directors of the Company were compensated by the Company during the financial year ended April 30, 2011 for services as consultants or experts.

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

Directors generally receive a grant of stock options upon their appointment.

The following table shows the options held by the directors and former directors at April 30, 2011:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John G. Robertson	500,000	$0.50	April 12, 2012	Zero	Zero	Zero
Jennifer Lorette (resigned as director on August 9, 2011)	100,000 75,000 50,000	$0.50 $0.20 $0.45	April 12, 2012 May 10, 2012 May 27, 2015	Zero Zero Zero	Zero 56,250 37,500	Zero Zero Zero
James Vandeberg	100,000	$0.50	April 12, 2012	Zero	Zero	Zero
Thomas Robertson	50,000	$0.50	February 19, 2015	Zero	37,500	Zero

Non-Cash Compensation

No stock options were granted by the Company during the financial year ended April 30, 2011 to the directors.

700,000 of the stock options held by the three directors were re-priced from exercise price of $1.30 to $0.50 on February 19, 2010, with total fair value increased by $30,005 as a result of the re-pricing.

There were no exercises of stock options during the financial year ended April 30, 2011 by the directors who are not the Named Executive Officer.

There were 275,000 unexercised options at the financial year end held by two directors who are not Named Executive Officers.

None of the directors’ options were in the money at April 30, 2011.

Incentive Plan Awards

No stock options, which were held by the non-executive directors, vested during the 2011 year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (3)(4)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
1993 Stock Option Plan (as amended December 5, 2000) (1) and 2007 Stock Option Plan (2)	1,156,000	$0.52	1,344,000
Equity compensation plans not approved by security holders	N/a	N/a	N/a

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

All options granted to April 30, 2011 by the Company under the 2007 Plan have the following exercise schedule:

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 15, 2011, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of Shares Owned
John G. Robertson, Chairman of the Board of Directors, President, Chief Executive Officer and Director (1) (2)(4)(9)	4,519,661	15.72%
James McCann (3)	796,483	2.27%
Rand Energy Group Inc. (4)	796,483	2.27%
Jennifer Lorette, former Vice President and Director (5)	255,400	*
James Vandeberg, Chief Operating Officer and Director (6)	100,000	*
Thomas Robertson	12,500	*
Lynn Petersen (7)	105,000	*
Robert Grisar, Vice President (8)	116,000	*
Brian Cherry, Vice President of the RadMax® Engine Technology Projects	Nil	*
Reg Technologies Inc.(9)	3,040,000	10.57%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR INDIVIDUALS)	9,484,127	19.63%

*Less than one percent of the issued and outstanding on August 15, 2011, which was 28,758,824.

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1) This individual may be deemed to be a "parent or founder" of REGI as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 796,483 shares registered in the name of Rand Energy Group Inc. See Note (4) below for an explanation of the beneficial ownership of Rand Energy Group Inc. Mr. Robertson disclaims beneficial ownership of these shares beyond the extent of his pecuniary interest. Mr. Robertson's address is the same as the Company's.

(3) Includes 796,483 shares registered in the name of Rand Energy Group Inc. See Note (4) below for an explanation of the beneficial ownership of Rand Energy Group Inc.

(4) Rand Energy Group Inc. is owned 51% by Reg Tech and 49% by Rand Cam-Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Tech and Rand Cam-Engine Corp. could be considered the beneficial owner of the 796,483 shares registered in the name of Rand Energy Group Inc. Mr. Robertson is the sole director of Rand Energy Group Inc.

SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Tech.  Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd.  Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd.  Accordingly, in Note (2) above, beneficial ownership of the 796,483 shares registered in the name of Rand Energy Group Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

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

(5) Includes 131,250 options.  Ms. Lorette's address is the same as the Company's.

(6) Includes 100,000 options.  Mr. Vandeberg's address is 601 Union Street, Suite 4500, Seattle, WA 98101.

(7) Includes 25,000 options.  Ms. Petersen's address is the same as the Company's.

(8) Includes 149,000 options.  Mr. Grisar's address is the same as the Company's.

(9) Includes 3,040,000 shares registered in the name of Reg Technologies Inc. Reg Technologies Inc. is a publicly held British Columbia corporation.  Rand Energy Group Inc., holds approximately 2.77% of the common shares of REGI, which, in turn, is controlled 51% by Reg Technologies Inc.  Until August 11, 2011 Mr. Robertson and Ms. Lorette were both directors and officers of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc.  Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd.  Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd.  Accordingly, in Note (2) above, beneficial ownership of the 3,040,000 shares registered in the name of Reg Technologies Inc. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

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

Related Party Transactions for the Year Ended April 30, 2011

We entered into the following contracts with related parties.  Related parties consist of companies controlled or significantly influenced by the Officers of the Company.

(a)
On March 31, 1994, we entered into a management agreement with Access Information Services, Inc., a Washington corporation, which is owned and controlled by the Robertson Family Trust.  A management fee of $2,500 per month is accrued for the provision of certain management, administrative, and financial services.  There is no termination or change of control provision. The fees for the years ended April 2010 and 2011 are accrued and not paid.

(b)
The Company entered into an agreement with the CEO and a Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by this director. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock.  During the year ended April 30, 2011, fees in the aggregate of $1,489 (2010 - $2,407) for legal services have been paid to the Law Firm.

During the year ended April 30, 2011 in addition to the above:

-
During year ended April 30, 2011, Mr. John Robertson, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2010.

-
During year ended April 30, 2011, Mr. Brian Cherry, the Vice President and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2010.

-
During year ended April 30, 2011, Mr. James Vandeberg, the CFO, COO and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2010.

-
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

As During the year ended April 30, 2011 changes to the amounts owed to/by related parties are as follows:

	April 30, 2010	(Repayment)/ Loan in Year	April 30, 2011

Due from Linux Gold Corp.	$(933)	933	$-
Due from IAS Energy, Inc.	(3,480)	3,480	-

Due to Vandeberg Law Group PLLC	3,972	(3,972)	-
Due to IAS Energy, Inc.	-	7,541	7,541
Due to Reg Technologies and its subsidiary Rand Energy Group Inc.	569,991	226,979	796,970
Due to SMR Investments Ltd.	50,715	-	50,715
Due to John Robertson	31,444	11,000	42,444
Due to Information Highway Inc.	18,892	-	18,892
Due to JGR Petroleum	86,413	4,959	91,372
Due to KLR Petroleum Inc.	21,038	9,000	30,038
Due to Teryl Resources Corp.	28,600	-	28,600
Due to Access Information Inc.	117,828	31,000	148,828
Due to Rainbow Networks	21,000	-	21,000
Due to Imaging Tech	69,900	-	69,900
	$1,015,380	290,920	$1,306,300

Related parties are the officers of the Company, companies with common directors or owners, and companies indirectly controlled by Mr. John Robertson.

We do not have written agreements relating to related party advances. The balances are non-interest bearing, unsecured and due on demand per verbal agreements with these related parties.

Director Independence

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, MaloneBailey LLP, Certified Public Accountants during fiscal 2011 and 2009:

Type of Services Rendered	2011	2010

(a) Audit Fees	$16,800	$19,300

(b) Audit-Related Fees	$-	$-

(c) Tax Fees	$-	$4,000

Our Audit Committee consisted of John Robertson, James Vandeberg and Jennifer Lorette until August 9, 2011, whereby two members each had over 30 years of experience in the investment business, are board members of several corporations and one of the members is an attorney whose practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. On this basis, we believe that the audit committee has adequate resources available to it when financial expertise and advice are necessary. Ms. Lorette resigned from the Board of Directors on August 9, 2011 for personal reasons.

Our Audit Committee assists the Board in fulfilling its responsibilities relating to the Company’s corporate accounting and reporting practices.  The Audit Committee is responsible for ensuring that management has established appropriate processes for monitoring the Company’s systems and procedures for financial reporting and controls, reviewing all financial information in disclosure documents; monitoring the performance and fees and expenses of the Company’s external auditors and recommending external auditors for appointment by shareholders.  The Audit Committee is also responsible for reviewing the Company’s annual financial statements prior to approval by the Board and release to the public.  Currently the members are John Robertson and James Vandeberg.

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

Audit Fees
The aggregate fees billed by MaloneBailey LLP, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2011 and 2010 were $16,800 and $19,300, respectively.

All Other Fees
For the fiscal years ended April 30 2011 and 2010, the aggregate fees billed by MaloneBailey LLP, Certified Public Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all engagements with the Company’s auditors prior to performance of services by them.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-laws	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
3.5	Articles of Amendment Increasing Authorized Capital to 100,000,000 May 2007	(8)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between REGI U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between REGI U.S. and ColTec, Inc.	(3)
10.3	Agreement between ColTec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
10.8	Management Agreement with Access Information Services, Inc., dated January 2, 1993 in the name of Sky Technologies, Inc. (the Company’s previous name)	(9)
10.9	Engagement Letter with The Otto Law Group, dated August 4, 2004	(9)
10.10	Project Cost Sharing Agreement with Reg Technologies Inc.	(9)
14.1	Code of Business Conduct and Ethics	(10)
21.1	List of Subsidiaries	(7)
23.1	Consent of Independent Auditors (Malone Bailey LLP)	(10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(10)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(10)
32.1	Certification of John G. Robertson, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(10)
32.2	Certification of James Vandeberg, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(10)

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2007
(8)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2008
(9)	Incorporated by reference from our Form 10-K Amendment for the fiscal year ended April 30, 2010 filed on May 13, 2011
(10)	Incorporated herein

Report of Independent Registered Public Accounting Firm (Malone Bailey LLP, Certified Public Accountants)
Consolidated Balance Sheets
Consolidated Statements of Expenses
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

Dated: August 15, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson (John G. Robertson)	Chairman of the Board, President, Chief Executive Officer and Director	August 15, 2011

/s/ James Vandeberg (James Vandeberg)	Chief Operating Officer, Chief Financial Officer and Director	August 15, 2011

/s/ Thomas Robertson (Thomas Robertson)	Director	August 15, 2011