Form 10-Q
period 2011-07-31
REGI U S INC
filed 2011-09-19
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________to

Commission File Number 0-23920

REGI U.S., INC.
(Exact name of Small Business Issuer as specified in its charter)

Oregon	91-1580146
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#240 – 11780 Hammersmith Way
Richmond, BC, Canada	V7A 5A9
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(604) 278-5996

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
Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,761,824 shares of common stock with no par value outstanding as of September 19, 2011.

PART I.                 FINANCIAL INFORMATION

Item 1.         Financial Statements

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31, 2011	April 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$114	$435
Prepaid expenses	860	-

Total Assets	$974	$435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$185,402	$185,746
Due to related parties	1,399,175	1,306,300
Derivative liabilities	12,312	72,415
Total Current Liabilities	1,596,889	1,564,461

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value,
28,758,824 and 28,749,824 shares issued and outstanding,
respectively	9,267,651	9,218,451
Deficit accumulated during the development stage	(10,863,566)	(10,782,477)
Total Stockholders’ Deficit	(1,595,915)	(1,564,026)

Total Liabilities and Stockholders’ Deficit	$974	$435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

			July 27, 1992
			(Inception)
	Three Months Ended July 31,		Through
	2011	2010	July 31, 2011
Operating Expenses:
Amortization	$-	$-	$130,533
General and administrative	80,780	175,800	8,638,204
Impairment loss	-	-	72,823
Gain on settlement of accounts payable	-	-	(200,351)
Research and development	60,412	30,864	4,590,741

Loss from operations	(141,192)	(206,664)	(13,231,950)

Other Income
Gain on change in fair value of derivative liabilities	60,103	64,370	268,176

Net loss	$(81,089)	$(142,294)	$(12,963,774)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	28,753,000	28,717,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			July 27, 1992
			(Inception)
	Three Months Ended July 31,		Through
	2011	2010	July 31, 2011
Cash flows from operating activities:
Net Loss	$(81,089)	$(142,294)	$(12,963,774)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization	-	-	130,533
Donated services	37,500	37,500	1,485,000
Impairment loss	-	-	72,823
Shares issued for services	11,700	-	405,500
Options expense	-	76,657	1,440,294
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liability	(60,103)	(64,370)	(268,176)
Write-off of intellectual property			578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	(860)	1,725	(860)
Accounts payable and accrued liabilities	(344)	(11,223)	393,909
Net cash used in operating activities	(93,196)	(102,005)	(8,555,798)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	3,480	260,136
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	-	3,480	(236,616)

Cash flows from financing activities
Advances from related parties	92,875	101,370	1,710,422
Bank indebtedness	-	(4,003)	-
Proceeds from convertible debentures			5,000
Proceeds from the exercise of options	-	-	5,000
Proceeds from the sale of common stock			7,072,106
Net cash provided by financing activities	92,875	97,367	8,792,528
Net increase (decrease) in cash and cash equivalents	(321)	(1,158)	114
Cash and cash equivalents, beginning of period	435	1,158	-

Cash and cash equivalents, end of period	$114	$-	$114

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-
Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principle	$-	$280,488	$280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
 (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of REGI U.S., Inc. (“REGI”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2011 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2011 as reported in Form 10-K, have been omitted.

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

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of July 31, 2011 and April 30, 2011.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
July 31, 2011
LIABILITIES:
Derivative liabilities	$-	$-	$12,312	$12,312

April 30, 2011
LIABILITIES:
Derivative liabilities	$-	$-	$72,415	$72,415

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs during the three months ended July 31, 2011 and 2010:

	Three Months Ended July 31,
	2011	2010
Fair value at beginning of period	$72,415	$395,122
Unrealized gain included in other income (expenses)	(60,103)	(64,370)
Fair value at end of period	$12,312	$330,752

NOTE 2.   GOING CONCERN

REGI incurred net losses of $81,089 for the three months ended July 31, 2011, has a working capital deficit of $1,595,915 and an accumulated deficit of $10,863,566 at July 31, 2011.  These factors raise substantial doubt about the ability of REGI to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  As a result, REGI’s consolidated financial statements as of July 31, 2011 and for the three months ended July 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3.   RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand.  Related parties consist of companies controlled or significantly influenced by the President of REGI.  As of July 31, 2011, there was no balance due from related parties and $1,399,175 due to related parties.  As of April 30, 2011, there was no balance due from related parties and $1,306,300 due to related parties.  There is no right of offset associated with these payables and receivables.
As part of an agreement with a professional law firm in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm.  REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock.  During the three month period ended July 31, 2011 and 2010, no legal services have been charged to the Company by the law firm.

During the three month period ended July 31, 2011, the President, CEO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the three month period ended July 31, 2010.

During the three month period ended July 31, 2011, the Vice President and director of REGI provided consulting services to REGI valued at $7,500, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the three month period ended July 31, 2010.

During the three month period ended July 31, 2011, the CFO, COO and director of REGI provided consulting services to REGI valued at $7,500, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the three month period ended July 31, 2010.

During each of three month periods ended July 31, 2011 and 2010, project management fees of $18,750 were paid to a company having common officers and directors.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.

NOTE 4.   STOCKHOLDERS’ EQUITY

a)      Common Stock Options and Warrants

During the three month periods ended July 31, 2011 and 2010, the Company recorded stock-based compensation associated with options and warrants of $0 and $64,957, respectively.  At July 31, 2011 and April 30, 2011, the Company had $415,991, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

A summary of REGI’s stock option activity for the three months ended July 31, 2011 is as follows:

	July 31, 2011
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	1,156,000	$0.52
Granted	-	-
Exercised	(9,000)	1.30
Expired	-	-
Forfeited	(50,000)	0.50
Outstanding at end of period	1,097,000	$0.51
Exercisable at end of period	909,500	$0.53
Weighted average fair value of options granted		$-

At July 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 1.06 years, respectively. The intrinsic value of “in the money” options at April 30, 2011 was zero.

At April 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 1.35 years, respectively. The intrinsic value of “in the money” options at April 30, 2011 was zero.

A summary of REGI’s common stock warrant activity for three months ended July 31, 2011 is as follows:

	July 31, 2011
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	3,517,950	$1.13
Granted or issued	-	-
Exercised	-	-
Expired	-	-
	-	-
Outstanding at end of period	3,517,950	$1.13
Exercisable at end of period	3,155,450	$1.15
Weighted average fair value of warrants granted		$-

At July 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 0.57 year, respectively.  The intrinsic value of “in the money” exercisable warrants at April 30, 2011 was zero.

At April 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 0.83 year, respectively.  The intrinsic value of “in the money” exercisable warrants at April 30, 2011 was zero.

b)      Non-Cash Consideration

During the three months ended July 31, 2011, a consultant exercised 9,000 common stock options and received 9,000 shares. The exercise price for these options totaled $11,700. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $11,700 for services rendered.

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

These warrants were fair valued as of July 31, 2011.  The fair value of the warrants at July 31, 2011 was $12,312 resulting in a gain on the decrease in fair value of derivatives of $60,103 for the three months ended July 31, 2011.

REGI used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility ranging from 193% to 216%; risk-free interest rates ranging from 0.10% to 0.82%; and expected terms ranging from 0.29 to 1.55 years.

REGI evaluated all other outstanding warrants under FASB 815-15 and determined that they did not qualify as derivatives.

NOTE 6.   SUBSEQUENT EVENTS

During August 2011, a consultant exercised 3,000 warrants and received 3,000 common shares.  The exercise price for these warrants totaled $3,900.  REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $3,900 for services rendered.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements."  These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2011.  We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Our plan of operation for the twelve months following the date of this report is to continue our research and development on the technology.  During the next 12 months we are committed to expend an aggregate of $360,000 for research and development activities, identified as master design integrator, prototype fabrication, and labor expense, estimated at $30,000 each over the next 12 months.

As well, we anticipate spending an additional $400,000 for general and administrative expenses, including fees we will incur in complying with reporting obligations.  Total expenditures over the next 12 months are therefore expected to be $33,000 per month.

We have not yet produced any revenues and have suffered recurring operating losses.  As of July 31, 2011, we had a working capital deficit of $1,595,915, compared to a working capital deficit of $1,564,026 as at April 30, 2011, and an accumulated deficit of $10,863,566 as of July 31, 2011.  Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller.  At July 31, 2011our only assets are cash of $114 and prepaid expenses of $860.

Results of Operations for Three Months Ending July 31, 2011 Compared to the Three Months Ended July 31, 2010

We had a net loss of $81,089 during the three months ended July 31, 2011, compared to a net loss of $142,294 during the three months ended July 31, 2010, resulting in a decreased loss of $61,205.

Gain on the change in fair value of derivative liabilities during the three months ended July 31, 2011 was $60,103, consistent with gain of $64,370 during the same period in 2010.

Research and development expenses increased from $30,864 in 2010 to $60,412 in 2011, largely due to our expenses incurred to commence fabrication to complete the cam and actuator for the RadMax™ demonstration diesel engine model.

Total general and administrative expenses decreased from $175,800 in 2010 to $80,780 in 2011 as a result of our continued effort to streamline our operations. Details are as follows:

-	Office and administrative expenses decreased from $21,834 in 2010 to $19,906 in 2011.

-	Professional fees including legal, accounting, and auditors’ review costs decreased to $10,202 in 2011 from $12,540 in 2010.

-	Consulting and management fees increased from $37,693 in 2010 to $41,767 in 2011.

-	Shareholder communication decreased to $8,905 in 2011 from $20,657 in 2010 as the result of the management’s cost effective analysis facing the difficulties of the financial market.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the three months ended July 31, 2011, facing the continuing difficulties in the world financial market, we financed our operations mainly through net proceeds of $92,875 from related parties.

We received funding in 2011 from our affiliated companies Reg Technologies Inc., a public company with common director and officer and its 51% owned subsidiary Rand Energy Group Inc.,  The total amount owing to related parties is $1,399,175 or 87.62% of total liabilities as of July 31, 2011.  This funding was necessary with a downturn in the financial market to complete the RadMax® Engine and place us in a position to attain profit.  The balances owing to related parties are non-interest bearing, unsecured and repayable on demand.  Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on our behalf.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the three months ended July 31, 2011, attached hereto.

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

Item 4.         Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to inadequate segregation of duties.

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

We are taking steps to enhance and improve the design of our disclosure controls.  During the period covered by this interim report, we have not been able to remediate the weaknesses identified above. To remediate such weaknesses, we need to appoint additional qualified personnel to address inadequate segregation of duties, and adopt sufficient written policies and procedures for accounting and financial reporting. These remediation efforts are largely dependent upon securing additional financing to cover the costs of implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected.

(b)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         (Removed and Reserved)

Item 5.        Other Information

From May 1, 2011 to the date of this report, REGI and Reg Technologies Inc. have the following announcement on the progress of our RadMax technologies:

During May, 2011 we received our second fabrication progress report for the prototype RadMax™ Diesel Engine whereby we estimated that approximately one-third of all fabrication work was complete. The fabrication progress in May was as follows:

-
The Rotors have completed their first-pass rough turning process within .030-inch of final. As of this report, the following Rotor fabrication operations have been completed: Outer surface, Neck, Driveshaft Slot, and Combustion Chamber.

-
The Cams have completed their initial rough turning passes. The reason for the two pass turning process is because the metal “moves” (stretches or deforms) after the machining process. To maintain our high-tolerance requirements, the two-passes are required.

-	Fabrication of the 24 Vane-Actuator assemblies is complete. This includes completion of the Vanes, Connecting Tubes, Axles, Wheels, Wrist Pins, and integration with commercial wheel bearings.

During August, 2011 we had successful transfer directly from 3D cad model to CNC machine code for the prototype RadMax™ Diesel Engine.

This was a significant event, as we proved our capability to go from 3D computer models of the cam surface to deriving the cutter path for the CNC milling center and fabricating the complex cam surface. Consultants at Path Technologies believe that 95% of the fabrication of the parts is estimated to be completed by early September 2011. In prior technological stages, machine readable flat files comprised of many thousands of points with x, y, and z coordinates were required to be loaded into CNC machines with the process verified with human-entered corrections and multiple test pieces fabricated before a final prototype product was achieved.
This successful transfer applies directly to the RadMax cam and stator surfaces; both of which are implementations of complex transcendental formulas.

A detailed thermodynamic analysis of the patented RadMax engine was performed last year in conjunction with Belcan Engineering Services. As a result, the cam is fabricated from lightweight aircraft Aluminum and weighs approximately 12 pounds. This is in sharp contrast to earlier implementations in steel that weighed more than 50 pounds each. This capability is one of the major contributing factors to RadMax engine weight reduction, which naturally leads to enhanced fuel economy in every application.

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

REGI U.S., INC.

Date: September 19, 2011	By:	/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer