Form 10-Q
period 2011-10-31
REGI U S INC
filed 2011-12-20
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________to_______

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

Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,818,291 shares of common stock with no par value outstanding as of December 19, 2011.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31, 2011	April 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$285	$435
Prepaid expenses	645	-

Total Assets	$930	$435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank debt	$1,138	$-
Accounts payable and accrued liabilities	184,626	185,746
Due to related parties	1,456,898	1,306,300
Derivative liabilities	-	72,415
Total Current Liabilities	1,642,662	1,564,461

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value,
28,815,291 and 28,749,824 shares issued and outstanding,
Respectively	9,323,971	9,218,451
Deficit accumulated during the development stage	(10,965,703)	(10,782,477)
Total Stockholders’ Deficit	(1,641,732)	(1,564,026)

Total Liabilities and Stockholders’ Deficit	$930	$435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

					July 27, 1992
	Three Months Ended		Six Months Ended		(Inception)
	October 31,		October 31,		Through
	2011	2010	2011	2010	October 31, 2011

Operating Expenses:
Amortization	$-	$-	$-	$-	$130,533
General and administrative	93,772	85,020	174,552	259,384	8,731,976
Impairment loss	-	-	-	-	72,823
Gain on settlement of accounts payable	-	-	-	-	(200,351)
Research and development	20,677	24,710	81,089	57,010	4,611,418

Loss from Operations:	(114,449)	(109,730)	(255,641)	(316,394)	(13,346,399)

Other Expense:
Gain on change in fair value of derivative liabilities	12,312	114,301	72,415	178,671	280,488

Net income (loss)	$(102,137)	$4,571	$(183,226)	$(137,723)	$(13,065,911)

Net income (loss) per share – basic	$(0.00)	$0.00	$(0.00)	$(0.00)

Net income (loss) per share – diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding – basic	28,772,000	28,726,000	28,762,000	28,722,000

Weighted average shares outstanding – diluted	28,772,000	28,729,000	28,762,000	28,722,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,		July 27, 1992 (Inception) Through
	2011	2010	October 31, 2010
Cash flows from operating activities:
Net Loss	$(183,226)	$(137,723)	$(13,065,911)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization	-	-	130,533
Donated services	75,000	75,000	1,522,500
Impairment loss	-	-	72,823
Shares issued for services	23,400	-	417,200
Options expense	-	88,906	1,440,294
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liability	(72,415)	(178,671)	(280,488)
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	(645)	5,722	(645)
Accounts payable and accrued liabilities	(1,120)	(4,770)	393,133
Net cash used in operating activities	(159,006)	(151,536)	(8,621,608)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	3,480	260,136
Purchase of equipment	-	-	(198,419)
Net cash provided by (used in) investing activities	-	3,480	(236,616)

Cash flows from financing activities
Advances from related parties	150,598	151,759	1,768,145
Proceeds from exercise of options			5,000
Bank indebtedness	1,138	(4,736)	1,138
Proceeds from convertible debentures	-	-	5,000
Proceeds from the sale of common stock	7,120	-	7,079,226
Net cash provided by financing activities	158,856	147,023	8,858,509

Net decrease in cash and cash equivalents	(150)	(1,033)	285
Cash and cash equivalents, beginning of period	435	1,158	-
Cash and cash equivalents, end of period	$285	$125	$285

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$-	$-	$280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
 (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of REGI U.S., Inc. (“REGI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2011 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2011 as reported in Form 10-K, have been omitted.

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

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of October 31, 2011 and April 30, 2011.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

October 31, 2011
LIABILITIES:
Derivative liabilities	$-	$-	$-	$-

April 30, 2011
LIABILITIES:
Derivative liabilities	$-	$-	$72,415	$72,415

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs during the six months ended October 31, 2011 and 2010:

	Six Months Ended October 31,
	2011	2010
Fair value at beginning of period	$72,415	$395,122
Unrealized gain included in other income (expenses)	(72,415)	(64,370)
Fair value at end of period	$-	$330,752

NOTE 2.   GOING CONCERN

REGI incurred net losses of $183,226 for the six months ended October 31, 2011, has a working capital deficit of $1,641,732 and an accumulated deficit during the development stage of $10,965,703 at October 31, 2011.  These factors raise substantial doubt about the ability of REGI to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  As a result, REGI’s consolidated financial statements as of October 31, 2011 and for the six months ended October 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3.   RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand.  Related parties consist of companies controlled or significantly influenced by the President of REGI.  As of October 31, 2011, there was no balance due from related parties and $1,456,898 due to related parties.  As of April 30, 2011, there was no balance due from related parties and $1,306,300 due to related parties.  There is no right of offset associated with these payables and receivables.

As part of an agreement with a professional law firm in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm.  REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock.  During the six month period ended October 31, 2011 and 2010, no legal services have been charged to the Company by the law firm.

During the six months ended October 31, 2011, the President, CEO and director of REGI provided consulting services to REGI valued at $45,000, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the six months period ended October 31, 2010.

During the six months period ended October 31, 2011, the Vice President and director of REGI provided consulting services to REGI valued at $15,000, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the six months period ended October 31, 2010.

During the six months period ended October 31, 2011, the CFO, COO and director of REGI provided consulting services to REGI valued at $15,000, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the six months period ended October 31, 2010.

During each of six months periods ended October 31, 2011 and 2010, management fees of $15,000 were accrued to a company having a common director.

During each of six months periods ended October 31, 2011 and 2010, project management fees of $37,500 were paid to a company having common officers and directors.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.

NOTE 4.  STOCKHOLDERS’ EQUITY

a)    Common Stock Options and Warrants

During each of six months periods ended October 31, 2011 and 2010, the Company recorded stock-based compensation associated with options and warrants of $0 and $65,506, respectively.  At October 31, 2011 and April 30, 2011, the Company had $409,981 and $415,991, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

A summary of REGI’s stock option activity for the six months ended October 31, 2011 is as follows:

	October 31, 2011
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	1,156,000	$0.52
Granted	-	-
Exercised	(18,000)	1.30
Expired	-	-
Forfeited	(75,000)	1.30
Outstanding at end of period	1,063,000	$0.51
Exercisable at end of period	875,500	$0.53
Weighted average fair value of options granted		$-

At October 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 0.81 year, respectively. The intrinsic value of “in the money” options at October 31, 2011 was zero.

At April 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 1.35 years, respectively. The intrinsic value of “in the money” options at April 30, 2011 was zero.

A summary of REGI’s common stock warrant activity for six months ended October 31, 2011 is as follows:

	October 31, 2011
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	3,517,950	$1.13
Granted or issued	-	-
Exercised	-	-
Expired	(55,000)	0.60
	-	-
Outstanding at end of period	3,462,950	$1.14
Exercisable at end of period	3,237,950	$1.13
Weighted average fair value of warrants granted		$-

At October 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 0.32 year, respectively.  The intrinsic value of “in the money” exercisable warrants at October 31, 2011 was zero.

At April 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 0.83 year, respectively.  The intrinsic value of “in the money” exercisable warrants at April 30, 2011 was zero.

b)    Non-Cash Consideration

During the six months ended October 31, 2011, a consultant exercised 18,000 common stock options and received 18,000 shares. The exercise price for these options totaled $23,400. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $23,400 for services rendered.

c)    Sold for cash

During the six months ended October 31, 2011, the Company received gross proceeds of $7,120 for the sale of 47,467 shares of common stock at $0.15 per share.

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

These warrants were fair valued as of October 31, 2011.  The fair value of the warrants at October 31, 2011 was $0 resulting in a gain on the decrease in fair value of derivatives of $72,415 for the nine months ended October 31, 2011.

REGI used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility ranging from 101.56%; risk-free interest rates ranging from 0.16%; and expected terms ranging from 0.04 to 0.05 year.

REGI evaluated all other outstanding warrants under FASB 815-15 and determined that they did not qualify as derivatives.

NOTE 6.   SUBSEQUENT EVENTS

During November 2011, a consultant exercised 3,000 warrants and received 3,000 common shares.  The exercise price for these warrants totaled $3,900.  REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $3,900 for services rendered.

During November, 2011, 2,059,000 warrants exercisable into common stock of the Company at $1.00 per share and 100,000 warrants exercisable into common stock of the Company at $1.37 per share expired.

During November, 2011, 25,000 options exercisable into common stock of the Company at $0.50 per share expired.

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

As well, we anticipate spending an additional $300,000 for general and administrative expenses, including fees we will incur in complying with reporting obligations.  Total expenditures over the next 12 months are therefore expected to be $25,000 per month.

We have not yet produced any revenues and have suffered recurring operating losses.  As of October 31, 2011, we had a working capital deficit of $1,641,732, compared to a working capital deficit of $1,564,026 as at April 30, 2011, and an accumulated deficit of $10,965,706 as of October 31, 2011.  Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller.  At October 31, 2011our only assets are cash of $285 and prepaid expenses of $645.

Results of Operations for Six Months Ending October 31, 2011 (“2012”)Compared to the Six Months Ended October 31, 2010 (“2011”)

We incurred a net loss of $183,226 during the six months ended October 31, 2011, compared to a net loss of $137,723 during the six months ended October 31, 2010.

This significant increase in loss from 2011 to 2012 was mainly due to the current period’s gain on the change in fair value of derivative liability of $72,415 versus a gain of $178,671 in the same period last year on the change in fair value of the same derivative financial instruments.

Research and development expenses increased from $57,010 in 2011 to $81,089 in 2012. The expenditures on research and development are determined by the stage of the development and the available funds.

In addition, during the six months ended October 31, 2011 we continued our efforts to reduce costs and decreased the following expenses from the period ended October 31, 2010:

-	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $34,916 in 2011 to $22,181 in 2012;

-	Shareholder communication decreased from $24,899 in 2011 to $14,905 in 2012 due to management’s decision to save on promotion until the recovery of the world economy;

-	Travel expenses decreased from $6,583 in 2011 to $0 in 2012 due to significantly reduced travel by research and development personnel in 2012: and

-	Office and administrative expenses decreased from $39,525 in 2011 to $31,555 in 2012 due to our continuing efforts to streamline our administrative operations.

Consulting and management fees increased from $79,687 in 2011 to $94,816 in 2012 largely due to additional consulting services in 2012 on regulatory compliance.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the six months ended October 31, 2011, facing the continuing difficulties in the world financial market, we financed our operations mainly through net proceeds of $150,598 from related parties. We also raised $7,120 as gross proceeds of subscriptions for 47,467 shares of our common stock at $0.15 per share.

We received funding in 2012 from our affiliated companies Reg Technologies Inc., a public company with common director and officer and its 51% owned subsidiary Rand Energy Group Inc.,  The total amount owing to related parties is $1,456,898 or 88.69% of total liabilities as of October31, 2011.  This funding was necessary with a downturn in the financial market to complete the RadMax® Engine and place us in a position to attain profit.  The balances owing to related parties are non-interest bearing, unsecured and repayable on demand.  Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on our behalf.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the six months ended October 31, 2011, attached hereto.

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

(b)    Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 29, 2011 we announced that they have integrated a rotary union into the RadMax™ fabrication process, to reduce temperature in the RadMax™ demonstration model. This device allows us to provide continuous high-pressure lubrication and cooling oil to moving and rotating parts of RadMax, thus allowing the engine to operate at a lower temperature. Oil is injected by this device into a hollow driveshaft, with exit ports inside the rotor. This in turn allows us to use lighter components made from Aluminum which further reduces the weight of the engine.

Item 6. Exhibits and Report on Form 8-K

(a)   Exhibit(s)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b)   Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGI U.S., INC.

December 20, 2011	By:	/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer