Form 10-Q
period 2012-01-31
REGI U S INC
filed 2012-03-21
CIK 922330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒          Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

☐           Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,824,291 shares of common stock with no par value outstanding as of March 21, 2012.

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31, 2012	April 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$345	$435
Prepaid expenses	6,014	-

Total Assets	$6,359	$435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$216,910	$185,746
Due to related parties	1,498,234	1,306,300
Derivative liabilities	-	72,415
Total Current Liabilities	1,715,144	1,564,461

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value,
28,821,291 and 28,749,824 shares issued and outstanding,
respectively	9,369,271	9,218,451
Deficit accumulated during the development stage	(11,078,056)	(10,782,477)
Total Stockholders’ Deficit	(1,708,785)	(1,564,026)

Total Liabilities and Stockholders’ Deficit	$6,359	$435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

					July 27, 1992
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012

Operating Expenses:
Amortization	$-	$-	$-	$-	$130,533
General and administrative	82,684	84,578	257,236	343,960	8,814,660
Impairment loss	-	-	-	-	72,823
Gain on settlement of accounts payable	-	-	-	-	(200,351)
Research and development	29,619	23,982	110,708	80,992	4,641,037

Loss from Operations:	(112,303)	(108,560)	(367,944)	(424,952)	(13,458,702)

Other Income (Expense):
Interest expense	(50)	-	(50)	-	(50)
Gain on change in fair value of derivative liabilities	-	119,744	72,415	298,415	280,488
Other Income (Expense)	(50)	119,744	72,365	298,415	280,438

Net income (loss)	$(112,353)	$11,184	$(295,579)	$(126,537)	$(13,178,264)

Net income (loss) per share – basic	$(0.00)	$0.00	$(0.00)	$(0.00)

Net income (loss) per share – diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding – basic	28,818,000	28,735,000	28,781,000	28,726,000

Weighted average shares outstanding – diluted	28,818,000	28,736,000	28,781,000	28,726,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			July 27, 1992
			(Inception)
	Nine Months Ended		Through
	January 31,		January 31,
	2012	2011	2012
Cash flows from operating activities:
Net Loss	$(295,579)	$(126,537)	$(13,178,264)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Amortization	-	-	130,533
Donated services	112,500	112,500	1,560,000
Impairment loss	-	-	72,823
Shares issued for services	31,200	35,100	425,000
Options expense	-	66,057	1,440,294
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liabilities	(72,415)	(298,415)	(280,488)
Write-off of intellectual property			578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	(6,014)	(32,596)	(6,014)
Accounts payable and accrued liabilities	31,164	2,818	425,417
Net cash used in operating activities	(199,144)	(241,073)	(8,661,746)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	4,413	260,136
Purchase of equipment	-	-	(198,419)
Net cash provided by (used in) investing activities	-	4,413	(236,616)

Cash flows from financing activities
Advances from related parties	191,934	243,217	1,809,481
Bank indebtedness	-	(4,736)	-
Proceeds from convertible debentures	-	-	5,000
Proceeds from the exercise of options	-	-	5,000
Proceeds from the sale of common stock	7,120		7,079,226
Net cash provided by financing activities	199,054	238,481	8,898,707

Net change in cash and cash equivalents	(90)	1,821	345
Cash and cash equivalents, beginning of period	435	1,158	-
Cash and cash equivalents, end of period	$345	$2,979	$345

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Warrants issued for equity line of credit	$-	$-	$1,561,406
Cumulative effect of change in accounting principal	-	-	280,488
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

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

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of January 31, 2012 and April 30, 2011.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
January 31, 2012
LIABILITIES:
Derivative liabilities	$-	$-	$-	$-

April 30, 2011
LIABILITIES:
Derivative liabilities	$-	$-	$72,415	$72,415

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended January 31, 2012 and 2010:

	Nine months Ended October 31,
	2011	2010
Fair value at beginning of period	$72,415	$395,122
Unrealized gain included in other income (expenses)	(72,415)	(298,415)
Fair value at end of period	$-	$96,707

NOTE 2.   GOING CONCERN

REGI incurred net losses of $295,579 for the nine months ended January 31, 2012, has a working capital deficit of $1,708,785 and an accumulated deficit during the development stage of $11,078,056 at January 31, 2012.  These factors raise substantial doubt about the ability of REGI to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  As a result, REGI’s consolidated financial statements as of January 31, 2012 and for the nine months ended January 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3.   RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand.  Related parties consist of companies controlled or significantly influenced by the President of REGI.  As of January 31, 2012, there was no balance due from related parties and $1,498,234 due to related parties.  As of April 30, 2011, there was no balance due from related parties and $1,306,300 due to related parties.  There is no right of offset associated with these payables and receivables.
As part of an agreement with a professional law firm in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm.  REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock.  During the nine months ended January 31, 2012 and 2011, no legal services have been charged to the Company by the law firm.

During the nine months ended January 31, 2012, the President, CEO and director of REGI provided consulting services to REGI valued at $67,500, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the nine months period ended January 31, 2011.

During the nine months period ended January 31, 2012, the Vice President and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the nine months period ended January 31, 2011.

During the nine months period ended January 31, 2012, the CFO, COO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period.  A similar amount was recorded in the nine months period ended January 31, 2011.

During each of nine months periods ended January 31, 2012 and 2011, management fees of $22,500 were accrued to a company having a common director.

During each of nine months periods ended January 31, 2012 and 2011, project management fees of $56,250 were paid to a company having common officers and directors.

During the nine months ended January 31, 2012 the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the nine months ended January 31, 2011, interest expense of $50 was recorded on the promissory note. The principal balance of the note is included in “Due to related parties” in the consolidated balance sheet.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.

NOTE 4.   STOCKHOLDERS’ EQUITY

a)    Common Stock Options and Warrants

During each of nine months periods ended January 31, 2012 and 2011, the Company recorded stock-based compensation associated with options and warrants of $0 and $66,057, respectively.  At January 31, 2012 and April 30, 2011, the Company had $78,997 and $416,014, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

A summary of REGI’s stock option activity for the nine months ended January 31, 2012 is as follows:

	January 31, 2012
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	1,156,000	$0.52
Granted	-	-
Exercised	(24,000)	1.30
Expired	(25,000)	0.50
Forfeited	(75,000)	0.50
Outstanding at end of period	1,032,000	$0.50
Exercisable at end of period	863,250	$0.52
Weighted average fair value of options granted		$-

At January 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 0.65 year, respectively. The intrinsic value of “in the money” options at January 31, 2012 was zero.

At April 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 1.35 years, respectively. The intrinsic value of “in the money” options at April 30, 2011 was zero.

A summary of REGI’s common stock warrant activity for nine months ended January 31, 2012 is as follows:

	January 31, 2012
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	3,517,950	$1.13
Granted or issued	-	-
Exercised	-	-
Expired	(2,414,000)	1.03
Outstanding at end of period	1,103,950	$1.35
Exercisable at end of period	1,103,950	$1.35
Weighted average fair value of warrants granted		$-

At January 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 0.65 year, respectively.  The intrinsic value of “in the money” exercisable warrants at January 31, 2012 was zero.

At April 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 0.83 year, respectively.  The intrinsic value of “in the money” exercisable warrants at April 30, 2011 was zero.

b)    Non-Cash Consideration

During the nine months ended January 31, 2012, a consultant exercised 24,000 common stock options and received 24,000 shares. The exercise price for these options totaled $31,200. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $31,200 for services rendered.

c)    Sold for cash

During the nine months ended January 31, 2012, the Company received gross proceeds of $7,120 for the sale of 47,467 shares of common stock at $0.15 per share.

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

These warrants expired during the nine months ended January 31, 2012.  As a result, the fair value of the warrants at January 31, 2012 was $0 resulting in a gain on the decrease in fair value of derivatives of $72,415 for the nine months ended January 31, 2012.

REGI evaluated all other outstanding warrants under FASB 815-15 and determined that they did not qualify as derivatives.

NOTE 6.   SUBSEQUENT EVENTS

During March, 2012, a consultant exercised 3,000 warrants and received 3,000 common shares.  The exercise price for these warrants totaled $3,900, which was offset against the balance owed to the consultant in lieu of cash paid to REGI.

On March 5, 2012 the Company issued 200,000 warrants for consulting services exercisable into the Company’s common stock at $0.25 per share on or before January 10, 2017.

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

We have not yet produced any revenues and have suffered recurring operating losses.  As of January 31, 2012, we had a working capital deficit of $1,708,785, compared to a working capital deficit of $1,564,026 as at April 30, 2011, and an accumulated deficit of $11,078,056 as of January 31, 2012.  Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller.  At January 31, 2012, our only assets are cash of $345 and prepaid expenses of $6,014.

Results of Operations for the Nine Months Ending January 31, 2012 Compared to the Nine Months Ended January 31, 2011

We incurred a net loss of $295,579 during the nine months ended January 31, 2011, compared to a net loss of $126,537 during the nine months ended January 31, 2011, resulting in an increase in net loss of $169,042.

This significant increase in net loss was due to the decrease in gain on the change in fair value of derivative liability from $298,415 in 2011 to $72,415 in 2012.

Research and development expenses increased from $80,992 in 2011 to $110,708 in 2012, as the Company reached different stages of research during the two periods.

In addition, during the nine months ended January 31, 2012 we continued our efforts to streamline our operations and reduced our general and administrative expenses from $343,960 in 2011 to $257,236 in 2012. Detailed changes are as follows:

-	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $41,432 in 2011 to $30,219 in 2012;

-
Shareholder communication and investor relations expenses decreased from $39,467 in 2011 to $17,536 in 2012 due to management’s efforts in utilizing more cost effective channels communicating with investors and potential investors;

-	Office and administrative expenses decreased from $58,180 in 2011 to $55,210 in 2012;

-	Travel expenses decreased from $5,594 in 2011 to $0 in 2012 due to reduced travel by research and development personnel as well as by management for fund raising.

However, the following two expenses increased from 2011 to 2012:

-	Consulting and management fees increased from $122,080 in 2011 to $141,066 in 2012 due to increased consulting services in 2012 on regulatory compliance;

-	Transfer agent and filing fees increased from $8,816 in 2011 to $13,292 in 2012 due to increased equity activity and additional filing requirement by the SEC.

During 2011 we recorded stock based compensation of $66,057 for options vested ruing the period; no such expense is recorded in 2012 because no options vested during the period.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the nine months ended January 31, 2012, facing the continuing difficulties in the world financial market, we financed our operations mainly through net proceeds of $191,934 advanced from related parties. We also raised $7,120 as gross proceeds of subscriptions for 47,467 shares of our common stock at $0.15 per share.

We received funding in 2012 from our affiliated companies Reg Technologies Inc., a public company with common director and officer and its 51% owned subsidiary Rand Energy Group Inc.,  The total amount owed to related parties is $1,498,234 or 87.4% of total liabilities as of January 31, 2012.  This funding was necessary with a downturn in the financial market to complete the RadMax® Engine and place us in a position to attain profit.  The balances owing to related parties are non-interest bearing, unsecured and repayable on demand.  Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on our behalf.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the nine months ended January 31, 2012, attached hereto.

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

(b)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 22, 2011 we announced that they have completed fabrication of the RadMax™ drive shaft for the demonstration model. The drive shaft is similar to a crank shaft in a reciprocating engine as it delivers rotational power to the transmission; however, the center is hollow and provides a path for oil to cool rotating components. The drive shaft works in conjunction with the rotary union. The detailed thermodynamic analysis of the patented RadMax engine was performed last year in conjunction with Belcan Engineering Services of Phoenix, AZ. As a result, a design decision was finalized to create a hollow drive shaft to provide a means to lubricate internal rotating components. Without this device, the internal engine heat would make adoption of aluminum components impossible. By reducing heat, and weight, this leads to enhanced fuel economy in every RadMax™ application. The drive shaft features include mounting provisions for the Rotary Union, Shaft Lock Nut which preloads the Rotor, main bearings, and tight pilots for securing the rotor in position. It includes key slots for securing the load to RadMax (such as a transmission).

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

REGI U.S., INC.

Date: March 21, 2012	By:	/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer