Form 10-K
period 2012-04-30
REGI U S INC
filed 2012-08-15
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)	Yes	[X]	No	[ ]	(2)	Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes [  ] No [X]

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, no par value, as of August 14, 2012 was 30,065,671.

State the aggregate market value of the voting and non-voting common equity computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,610,446 as of October 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None

REGI U.S., INC.

FORM 10-K

TABLE OF CONTENTS

Page
PART I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Mine Safety Disclosures
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosure about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information
PART III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accounting Fees and Services
PART IV
Item 15	Exhibits, Financial Statement Schedules
Signatures

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

PART I

ITEM 1. BUSINESS

General

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. At April 30, 2012 Rand Energy Group Inc., a privately held British Columbia corporation ("Rand Energy") holds approximately 1.96% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation ("Reg Tech"). Reg Tech holds approximately 9.13% of the common shares of REGI.

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

Business of the Company

Overview and History

We are engaged in the business of developing and building an improved axial vane-type rotary engine used in the design of lightweight and high efficiency engines, compressors and pumps. The worldwide intellectual and marketing rights to the RadMax® Engine, exclusive of the United States, are held by Reg Tech. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it funds 50% of the further development of the RadMax® Engine and Reg Tech funds 50%.

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

On August 12, 2010, following two years of technical assessments and design reviews, the engineering team confirmed that the RadMax Engine engineering drawings were complete, additional technical reviews were not necessary and we would proceed with building the RadMax demonstration prototype. Commercial item procurement, parts fabrication and preparation for prototype testing were underway.

After completion of our Request for Proposals to three pre-qualified bidders to provide a fixed-price quotation we selected Path Technologies Inc. (“Path Tech”), of Painesville, Ohio, to fabricate the prototype RadMax Engine. Upon the commencement of the fabrication stage, we integrated those parts, along with other commercial items (fuel injection, for example) to produce the prototype engine.

In February, 2011, we paid Path Technologies for the purchase order to commence fabrication to complete the cam and actuator for the RadMax™ demonstration diesel engine model.

On March 8, 2011 we provided a fabrication progress report of the RadMax™ assembly via news release, reporting the following initial fabrication progress:

●	All specified material has been ordered

●	All connecting tubes have been final machined to their outside and inside geometric tolerances

●	The connecting tubes have been masked for subcontracted flame spray plating services

●	Each of the 24 vane blocks have been trued, which means three axis sides are perfectly parallel to their opposite sides and perpendicular to each other

●	The outside dimensions of the vane portion has been fabricated in a wire EDM Process

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

A detailed thermodynamic analysis of the patented RadMax engine had been performed in conjunction with Belcan Engineering Services. As a result, the cam was fabricated from lightweight aircraft Aluminum and weighs approximately 12 pounds. This is in sharp contrast to earlier implementations in steel that weighed more than 50 pounds each. This capability is one of the major contributing factors to RadMax engine weight reduction, which naturally leads to enhanced fuel economy in every application.

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

On November 22, 2011 we announced that we have completed fabrication of the RadMax™ drive shaft for the demonstration model. The drive shaft is similar to a crank shaft in a reciprocating engine as it delivers rotational power to the transmission; however, the center is hollow and provides a path for oil to cool rotating components. The drive shaft works in conjunction with the rotary union. The detailed thermodynamic analysis of the patented RadMax engine was performed last year in conjunction with Belcan Engineering Services. As a result, a design decision was finalized to create a hollow drive shaft to provide a means to lubricate internal rotating components. Without this device, the internal engine heat would make adoption of aluminum components impossible. By reducing heat, and weight, this leads to enhanced fuel economy in every RadMax™ application. The drive shaft features include mounting provisions for the Rotary Union, Shaft Lock Nut which preloads the Rotor, main bearings, and tight pilots for securing the rotor in position. It includes key slots for securing the load to RadMax (such as a transmission).

On January 30, 2012, following completion of the complex drive shaft announced on November 22, 2012, we reached the position to estimate all remaining fabrication tasks leading up to the assembly and test phases and could start to use the dimensions and tolerances to specify the requirements of the remaining component interfaces.

The status of the remaining fabrication tasks, which represent the balance of the fabrication, was as follows:

-	Rotors: Remaining operations for each rotor include drilling the final tight tolerance turns and other finishing operations. (as announced on May 18, 2011.)

-	Cam: Remaining operations for each cam include final surface grinding and polishing, final milling and boring to insert other machined features. (as announced on August 15, 2011.)

-	Rotary Union: Work is complete. (as announced on September 29, 2011.)

-	Driveshaft: Work is complete. (as announced on November 22, 2011.)

-	End plates: Remaining operations for each end plate include cutting air and water plenum holes, final milling and bore.

-	Stator frame: Remaining operations for the stator frame include final milling and bore.

-	Enclosure: Remaining operations for the enclosure include standard machining operations to mount latches and catches.

-	Oil coolers: Material has been received. Initial machining work is the next step.

-	Bearings: Material has been received. Initial machining work is the next step.

-	Air and Water Flanges: Initial machining work is the next step.

-	Gaskets for air and water flanges: These will be sent to vendor who already produced and delivered other gaskets for us.

-	Nameplates: Fabricating and plating the nameplates. Initial machining work is the next step.

The Company and Reg Technologies Inc. received a quote to complete the fabrication of the RadMax™ diesel engine for a total of $139,783 including $75,000 for the final fabrication.

Funds are planned to be raised through a private placement. Following fabrication, we plan to build an assembly fixture. Once this fixture is fabricated and verified, the Company will perform the assembly operations followed by prototype dry (non-fuel) and fueled testing.

On March 12, 2012 we announced that the Radmax engine parts arrived at Williams and White Machine Inc. facilities from Path Technologies in Painesville, Ohio. Radmax engine parts machining has commenced at Williams and White Machine Inc. to complete the fabrication of the Radmax demonstration model.

Williams and White is a world class manufacturing organization comprising of three independent business units; Equipment, Machining, and Automation. Williams and White equipment manufactures specialized grinding equipment used in the cutting tool and machining industry and access to only the most advanced tooling in the world. The Automation division is specialized in development of Mechatronic solutions for custom project applications. Website www.williamsandwhite.com.

As a result of the development, Paul Porter, our Chief Engineer, is managing the final fabrication, assembling and testing of the prototype. Mr. Porter of Spokane, Washington has extensive experience as an expert mechanical engineer. He was previously a manufacturing manager for Parker Seal Group, a Fortune 500 company and was the founder of JetSeal, Inc., which was sold to Heico Corp., an aerospace company.

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

Since we do not have management experience in manufacturing engines, we hope to be able to follow the same strategy as that of other companies such as Orbital and Wankel, where it would be licensing its technology and would therefore not be directly engaged in manufacturing.

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

Research and Development

Research and development work on the RadMax® Engine is coordinated and funded by Reg Tech and the Company as to 50% each. We plan to contract with outside individuals, institutions and companies to perform most of the additional research and development work which we may require to benefit from our rights to the RadMax® Engine. During the last two fiscal years, we spent $215,589 on research and development.

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

We rely on our ability to raise capital through the sale of our securities. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate. Our ultimate success will depend upon our ability to raise additional capital or to have other parties bear a portion of the required costs to further develop or exploit the potential market for our products. Reg Tech and REGI have agreed to provide the necessary funds for the development of the RadMax® Engine prototypes and our other operations until joint venture or license agreements can be completed.

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

We have reported losses in each year since its inception. At April 30, 2012, we had an accumulated deficit of $11,170,679 in accordance with US GAAP. Our history consists almost entirely of development of its products funded entirely from the sale of our Common Stock in the absence of revenues. We anticipate that it will continue to incur substantial additional operating losses for at least the next 12 months and expects cumulative losses to increase as our development efforts expand.

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

We have a history of operating losses, and an accumulated deficit, as of April 30, 2012, of $11,170,679. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Our future success may be dependent on the success of our products and services. The success of our business depends on a variety of factors, including:

●	the quality and reliability of our products and services;

●	our ability to develop new products and services superior to that of our competitors;

●	our ability to establish licensing relationships and other strategic alliances;

●	our pricing policies and the pricing policies of our competitors;

●	our ability to introduce new products and services before our competitors;

●	our ability to successfully advertise our products and services; and

●	general economic trends.

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

ITEM 4. MINESAFETY DISCLOSURES

Not Applicable

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

	High $	Low $
Quarter ended July 31, 2010	0.38	0.16
Quarter ended October 31, 2010	0.30	0.18
Quarter ended January 31, 2011	0.27	0.15
Quarter ended April 30, 2011	0.25	0.16
Quarter ended July 31, 2011	0.22	0.13
Quarter ended October 31, 2011	0.20	0.14
Quarter ended January 31, 2012	0.17	0.08
Quarter ended April 30, 2012	0.17	0.10

The following table shows the high and low bid prices of our stock traded on the OTC Bulletin Board during the most recent six months, for each month as follows:

	High $	Low $
February 2012	0.17	0.10
March 2012	0.17	0.12
April 2012	0.17	0.15
May 2012	0.17	0.09
June 2012	0.17	0.11
July 2012	0.17	0.11

Holders

As of August 14, 2012, there were 30,065,671 shares of common stock outstanding, held by 264 shareholders of record.

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

The Company is authorized to issue up to 100,000,000 shares of common stock, without par value. As of August 14, 2012, there were 30,065,671 shares of common stock issued and outstanding. Each share of Common Stock is entitled to one vote on all matters submitted for shareholder approval.

Recent Sales of Unregistered Securities

During the period covered by this report we sold the following previously unreported, unregistered securities:

During the year ended April 30, 2012, we issued 27,000 common stocks for options exercised at $1.30 per share.

During the year ended April 30, 2012, we issued 121,200 common shares for gross cash proceeds of $12,120 at $0.10 per share.

Between May and June 2012, we sold 1,150,000 common shares for cash proceeds of $115,000 at $0.10 per share.

On July 31, 2012 we issued 17,647 common shares for stock options exercised at $0.17 per share.

All of these securities were issued without a prospectus, pursuant to exemptions found in Regulation S of the Securities Act of 1933, as amended.

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

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have incurred net losses to date totaling $13,270,887 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2012, we had working capital deficiency of $1,746,664. Our only asset is cash of $44 as of April 30, 2012. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Results of Operations

Results of operations for the year ended April 30, 2012 compared to the year ended April 30, 2011

There were no revenues from product licensing during 2012 or 2011.

Net loss increased from $239,183 in 2011 to $388,202, mainly due to the decrease in gain on the fair value of derivative liabilities of $322,707 in 2011 to $72,415 in 2012, both calculated using Black Scholes valuation model d market conditions include stock trading price volatilities, risk free interests date, expected life of the instruments as well as expected dividends at the dates of the evaluation.

During 2012 the Company incurred interest expense of $410 on promissory note of $24,000 from Teryl Resources Corp., a company with common officer and director.

The Company incurred a loss from operation of $460,207 in 2012 compared to a loss of $561,890 in 2011, a decrease in loss of $101,683.

Non-cash based general and administrative expenses including shares issued for consulting services valued at $35,100 in 2012 compared to $46,800 in 2011. Option based compensation decreased from $66,080 in 2011 to $30,844 in 2012 as more stock options vested in 2011 than in 2012.

During 2012 we incurred gain on foreign exchange of $146, an increase from a loss on foreign exchange of $2,619 in 2011.

Changes in cash-based expenses from 2011 to 2012 are as follows:

●	Research and development expenses increased from $101,093 in 2011 to $114,496 in 2012, resulting from change in stage of research.

●	Consulting and management fees decreased from $192,080 in 2011 to $163,566, because our former vice president resigned after the end of first quarter of 2012 resulting in our donated management service reduced by $22,500 in 2012.

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $58,179 in 2011 to $34,499 in 2012 due to the Company’s continuing effort in streamlining the operations.

●	Wages and benefits and office administrative expenses decreased from $81,118 in 2011 to $71,039 due to our continuing effort to streamline our operations.

●	Shareholder communication and investor relations decreased from $42,682 in 2011 to $30,619 in 2012 and travel expenses decreased from $6,715 in 2011 to $264 in 2012 due to our continuing effort to utilize more efficient communication to our shareholders and potential shareholders.

●	Transfer agent and filing fees increased from $9,479 in 2011 to $14,124 in 2012 due to the SEC’s increased requirements for filings on EDGAR starting from 2012.

Our basic and diluted loss per share was $0.01 for both 2011 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended April 30, 2012, we financed our operations mainly through net proceeds of $237,741 borrowed from related parties and $12,120 from sale of our private placement units.

The total amount owing to related parties is $1,544,451 representing 88% of our total liabilities as of April 30, 2012. This funding was necessary with a downturn in the financial market to complete the RadMax engine and place the Company in a position to attain profit.

During the year ended April 30, 2012 we issued a promissory note for outstanding balance of $24,000 to Teryl Resources Corp, which bears simple interest rate of 6% per annum and is unsecured and repayable upon demand.

The remaining balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

As of April 30, 2012, we had a working capital deficiency of $1,746,664. We receive interim support from our related parties and will raise additional funds from equity financing. We also plan to raise funds through loans from Reg Tech and Rand Energy.

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

We anticipate that our cash requirements for the fiscal year ending April 30, 2012 will remain consistent with those for the fiscal year ended April 30, 2011.

These research and development costs are identified as master design integrator, prototype fabrication, and labour expense, and are estimated to be at $70,000 over the next 6 months.

Off-Balance Sheet Arrangements

As of April 30, 2012, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Audited Financial Statements for the Years ended April 30, 2012 and 2011	F-1 – F-17

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

-	Report of Independent Registered Public Accounting Firm dated August 14, 2012

-	Consolidated Balance Sheets as of April 30, 2012 and 2011

-	Consolidated Statements of Expenses for the year ended April 30, 2012 and 2011 and for July 27, 1992 (inception) to April 30, 2012 with July 27, 1992 (inception) to April 30, 2008 unaudited

-	Consolidated Statements of Cash Flows for the year ended April 30, 2012 and 2011 and for July 27, 1992 (inception) to April 30, 2012 with July 27, 1992 (inception) to April 30, 2008 unaudited

-	Consolidated Statements of Stockholders’ Equity (Deficit) from July 27, 1992 (inception) to April 30, 2012 with July 27, 1992 (inception) to April 30, 2008 unaudited

-	Notes to the Consolidated Financial Statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

REGI U.S., Inc.

(A Development Stage Company)

Richmond, BC, Canada

We have audited the accompanying consolidated balance sheets of REGI U.S., Inc. and its subsidiary, (A Development Stage Company) (collectively, the “Company”) as of April 30, 2012 and 2011 and the related consolidated statements of expenses, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REGI U.S., Inc. and its subsidiarythe Company as of April 30, 2012 and 2011 and the consolidated results of theirits operations and theirits cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

August 14, 2012

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$44	$435

Total Assets	$44	$435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank overdraft	$251	$-
Accounts payable and accrued liabilities	202,006	185,746
Due to related parties	1,544,451	1,306,300
Derivative liabilities	-	72,415
Total Current Liabilities	1,746,708	1,564,461

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value,
28,898,024 and 28,749,824 shares issued and outstanding,
respectively	9,424,015	9,218,451
Deficit accumulated during the development stage	(11,170,679)	(10,782,477)
Total Stockholders’ Deficit	(1,746,664)	(1,564,026)

Total Liabilities and Stockholders’ Deficit	$44	$435

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

The accompanying notes are an integral part of these consolidated financial statements.

			July 27, 1992
	Years Ended		(Inception)
	April 30,		Through
	2012	2011	April 30, 2012
			(Unaudited)
Operating Expenses:
Amortization	$ -	$ -	$ 130,533
General and administrative	345,711	460,797	8,903,135
Impairment loss	-	-	72,823
Gain on settlement of accounts payable	-	-	(200,351)
Research and development	114,496	101,093	4,644,825

Loss from operations	(460,207)	(561,890)	(13,550,965)

Other Income (Expense)
Interest expense	(410)	-	(410)
Gain on change in fair value of derivative liabilities	72,415	322,707	280,488

Net Loss	$ (388,202)	$ (239,183)	$ (13,270,887)

Net loss per share – basic and diluted	$ (0.01)	$ (0.01)

Weighted average shares outstanding – basic and diluted	28,809,000	28,731,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			July 27, 1992
	Years Ended		(Inception)
	April 30,		Through
	2012	2011	April 30, 2012
			(Unaudited)

Cash flows from operating activities:
Net Loss	$ (388,202)	$ (239,183)	$ (13,270,887)
Adjustments to reconcile loss to net cash
used by operating activities:
Amortization	-	-	130,533
Donated services	127,500	150,000	1,575,000
Impairment loss	-	-	72,823
Shares issued for services	35,100	46,800	428,900
Options and warrants issued for services	30,844	66,080	1,471,138
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liability	(72,415)	(322,707)	(280,488)
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	-	5,722	-
Accounts payable and accrued liabilities	16,670	6,381	410,923
Net cash used in operating activities	(250,503)	(286,907)	(8,713,105)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	4,413	260,136
Purchase of equipment	-	-	(198,419)
Net cash provided by (used in) investing activities	-	4,413	(236,616)

Cash flows from financing activities
Advances from related parties	237,741	286,507	1,855,288
Bank overdraft	251	(4,736)	251
Proceeds from convertible debentures	-	-	5,000
Proceeds from the exercise of options	-	-	5,000
Proceeds from the sale of common stock	12,120	-	7,084,226
Net cash provided by financing activities	250,112	281,771	8,949,765

Net increase (decrease) in cash and cash equivalents	(391)	(723)	44
Cash and cash equivalents, beginning of period	435	1,158	-
Cash and cash equivalents, end of period	$ 44	$ 435	$ 44

Supplemental Disclosures:
Interest paid	$ -	$ -	$ -
Income tax paid	-	-	-
Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$ -	$ -	$ 280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the period from July 27, 1992 (Inception) through April 30, 2012 with the period from July 27, 1992 through April 30, 2008 Unaudited

					Deficit
					Accumulated	Total
			Common		During the	Stockholders’
	Common Stock		Stock	Deferred	Development	Equity
	Shares	Amount	Subscribed	Compensation	Stage	(Deficit)
Balances – July 27, 1992 (Inception)	-	$ -	$ -	$ -	$ -	$ -
Stock issued for intellectual property	5,700,000	57,000	-	-	-	57,000
Stock issued for cash	300,000	3,000	-	-	-	3,000
Net loss	-	-	-	-	(23,492)	(23,492)
Balances – April 30, 1993	6,000,000	60,000	-	-	(23,492)	36,508
Stock issued for cash pursuant to a
public offering	500,000	500,000	-	-	-	500,000
Net loss	-	-	-	-	(394,263)	(394,263)
Balances – April 30, 1994	6,500,000	560,000	-	-	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	-	-	-	1,000
Private placement	250,000	562,500	-	-	-	562,500
Warrants exercised	170,200	213,000	-	-	-	213,000
Net loss	-	-	-	-	(1,225,743)	(1,225,743)
Balances – April 30, 1995	6,930,200	1,336,500	-	-	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	-	-	-	75,800
Warrants exercised	132,200	198,300	-	-	-	198,300
A private offering	341,000	682,000	-	-	-	682,000
Net loss	-	-	-	-	(796,905)	(796,905)
Balances – April 30, 1996	7,635,900	2,292,600	-	-	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	-	-	-	13,700
Warrants exercised	185,400	278,100	-	-	-	278,100
Private placements	165,000	257,500	-	-	-	257,500
Net loss	-	-	-	-	(510,184)	(510,184)
Balances – April 30, 1997	8,123,300	2,841,900	-	-	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	-	-	-	5,000
A units offering	500,000	500,000	-	-	-	500,000
Stock issued for acquisition of
AVFS rights	400,000	288,251	-	-	-	288,251
Stock issued for services	125,000	170,250	-	-	-	170,250
Stock issued to settle accrued liability	50,000	25,000	-	-	-	25,000
Net loss	-	-	-	-	(580,901)	(580,901)
Balances – April 30, 1998	9,248,300	3,830,401	-	-	(3,531,488)	298,913
Stock issued for services	100,000	71,046	-	-	-	71,046
Net loss	-	-	-	-	(397,924)	(397,924)
Balances – April 30, 1999	9,348,300	3,901,447	-	-	(3,929,412)	(27,965)
Stock issued for cash pursuant to:
A private placement	852,101	639,075	-	-	-	639,075
Cash commission paid	-	(47,607)	-	-	-	(47,607)
Warrants exercised	17,334	17,334	-	-	-	17,334
Stock-based compensation	-	15,417	-	-	-	15,417
Net loss	-	-	-	-	(413,495)	(413,495)
Balances – April 30, 2000	10,217,735	4,525,666	-	-	(4,342,907)	182,759
Stock issued for cash pursuant to
warrants exercised	4,000	2,000	-	-	-	2,000
Stock-based compensation	-	18,500	-	-	-	18,500
Stock to be issued	-	-	72,000	-	-	72,000
Net loss	-	-	-	-	(808,681)	(808,681)
Balances – April 30, 2001	10,221,735	4,546,166	72,000	-	(5,151,588)	(533,422)
Stock issued for cash pursuant to a
private placement	1,066,200	266,550	(72,000)	-	-	194,550
Amount receivable	-	(3,000)	-	-	-	(3,000)
Stock-based compensation	-	3,083	-	-	-	3,083
Net loss	-	-	-	-	(156,090)	(156,090)
Balances – April 30, 2002	11,287,935	4,812,799	-	-	(5,307,678)	(494,879)
Stock issued to settle debt	6,100,000	305,000	-	-	-	305,000
Stock issued for services	250,000	16,500	-	-	-	16,500
Stock issued for convertible
debenture	50,000	5,000	-	-	-	5,000
Stock to be issued	-	-	25,968	-	-	25,968
Donated consulting services	-	187,500	-	-	-	187,500
Net loss	-	-	-	-	(220,972)	(220,972)
Balances – April 30, 2003	17,687,935	5,326,799	25,968	-	(5,528,650)	(175,883)
Donated consulting services	-	210,000	-	-	-	210,000
Stock issued for cash pursuant to a
private placement	173,120	25,968	(25,968)	-	-	-
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	-	-	-	86,000
Stock options exercised	100,000	20,000	-	-	-	20,000
Stock-based compensation	-	78,184	-	(78,184)	-	-
Stock issued for services	400,000	92,000	-	(92,000)	-	-
Stock issued to settle debt	3,320,000	166,000	-	-	-	166,000
Deferred compensation	-	-	-	142,355	-	142,355
Net loss	-	-	-	-	(609,913)	(609,913)
Balances – April 30, 2004	22,231,055	6,004,951	-	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	-	(24,000)	-	-
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	-	-	-	29,750
Warrants exercised	173,120	34,624	-	-	-	34,624
Private placement	1,032,800	258,200	-	-	-	258,200
Stock-based compensation	-	23,304	-	-	-	23,304
Donated consulting services	-	150,000	-	-	-	150,000
Deferred compensation	-	-	-	38,829	-	38,829
Net loss	-	-	-	-	(584,889)	(584,889)
Balances – April 30, 2005	23,720,725	6,524,829	-	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to
common stock	-	(13,000)	-	13,000	-	-
Stock issued for cash pursuant to:
Options exercised	212,000	53,313	-	-	-	53,313
Warrants exercised	406,400	142,240	-	-	-	142,240
Private placement	1,500,000	881,088	-	-	-	881,088
Common stock subscribed	-	-	3,750	-	-	3,750
Stock-based compensation	-	124,793	-	-	-	124,793
Deferred compensation	-	12,000	-	-	-	12,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,055,358)	(1,055,358)
Balances – April 30, 2006	25,839,125	7,875,263	3,750	-	(7,778,810)	100,203
Stock issued for cash pursuant to:
Options exercised	662,250	143,938	(3,750)	-	-	140,188
Warrants exercised	268,833	217,666	-	-	-	217,666
Private placement	120,000	120,000	-	-	-	120,000
Private placement costs	-	(3,504)	(13,673)	-	-	(17,177)
Common stock subscribed	-	-	272,700	-	-	272,700
Stock issued for services	29,000	60,000	-	-	-	60,000
Stock-based compensation	-	260,569	-	-	-	260,569
Deferred compensation	-	1,000	-	-	-	1,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,413,294)	(1,413,294)
Balances – April 30, 2007	26,919,208	8,824,932	259,027	-	(9,192,104)	(108,145)
Stock issued for cash pursuant to:
Options exercised	38,500	12,125	-	-	-	12,125
Warrants exercised	99,166	96,666	(10,000)	-	-	86,666
Private placement	833,950	833,950	(262,700)	-	-	571,250
Private placement costs	-	(47,170)	13,673	-	-	(33,497)
Options exercised for services	36,000	46,800	-	-	-	46,800
Stock-based compensation	-	241,528	-	-	-	241,528
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,236,583)	(1,236,583)
Balances – April 30, 2008	27,926,824	10,158,831	-	-	(10,428,687)	(269,856)
Options exercised for services	71,000	67,800	-	-	-	67,800
Stock-based compensation	-	291,857	-	-	-	291,857
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(994,466)	(994,466)
Balances – April 30, 2009	27,997,824	10,668,488	-	-	(11,423,153)	(754,665)
Cumulative effect of change in accounting principle – May 1, 2009 reclassification of embedded feature of equity linked financial instruments to derivative liabilities	-	(2,380,696)	-	-	2,100,208	(280,488)
Cashless exercise of options	46,000	52,800	-	-	-	52,800
Options exercised for cash	20,000	5,000	-	-	-	5,000
Shares issued for services	650,000	143,000	-	-	-	143,000
Options expense	-	316,979	-	-	-	316,979
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,220,349)	(1,220,349)
Balances – April 30, 2010	28,713,824	8,955,571	-	-	(10,543,294)	(1,587,723)
Cashless exercise of options	36,000	46,800	-	-	-	46,800
Options expense	-	66,080	-	-	-	66,080
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(239,183)	(239,183)
Balances – April 30, 2011	28,749,824	9,218,451	-	-	(10,782,477)	(1,564,026)
Cashless exercise of options	27,000	35,100	-	-	-	35,100
Shares issued for cash	121,200	12,120	-	-	-	12,120
Warrants compensation	-	30,844	-	-	-	30,844
Donated consulting services	-	127,500	-	-	-	127,500
Net loss	-	-	-	-	(388,202)	(388,202)
Balances – April 30, 2012	28,898,024	$ 9,424,015	$ -	$ -	$ (11,170,679)	$(1,746,664)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended April 30, 2012 and 2011

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

REGI U.S., Inc. (“REGI”) was incorporated in Oregon, U.S.A., on July 27, 1992.

REGI is a development stage enterprise, as defined in FASB ASC 915. REGI is engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) in the U.S. The worldwide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder, which together with its 51% owned subsidiary, Rand Energy Group Inc. owns 11.09% of REGI’s issued and outstanding stock at April 30, 2012. REGI owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%. No revenue has been derived to date and REGI’s planned principal operations have not commenced.

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

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of April 30, 2012 and 2011.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
April 30, 2012
LIABILITIES:
Derivative liabilities	$-	$-	$-	$-

April 30, 2011
LIABILITIES:
Derivative liabilities	$-	$-	$72,415	$72,415

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs during the years ended April 30, 2012 and 2011:

	Year Ended April 30,
	2012	2011
Fair value at beginning of period	$ 72,415	$ 395,122
Gain included in other income	(72,415)	(322,707)
Fair value at end of period	$ -	$ 72,415

Research and Development Costs

Research and development costs are expensed as incurred. REGI expensed development costs totaling $114,496 and $101,093 during the years ended April 30, 2012 and 2011, respectively.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2. GOING CONCERN

REGI incurred net losses of $388,202 for the year ended April 30, 2012 and has a working capital deficit of $1,746,664 and an accumulated deficit of $11,170,679 at April 30, 2012. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of April 30, 2012 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of REGI. As of April 30, 2012, there was $1,544,451 due to related parties. As of April 30, 2011, there was $1,306,300 due to related parties.

During the year ended April 30, 2011, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the year ended April 30, 2012. The same amount was recorded in the year ended April 30, 2011.

During the year ended April 30, 2011, the former Vice President and director of REGI provided consulting services to REGI. These services were valued at $7,500 prior to her resignation, which was accounted for as donated capital and charged to expense during the year ended April 30, 2012. $30,000 was recorded in the year ended April 30, 2011.

During the year ended April 30, 2011, the CFO, COO and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the year ended April 30, 2012. The same amount was recorded in the year ended April 30, 2011.

During each of the years ended April 30, 2012 and 2011, management fees of $30,000 were accrued to a company having a common director.

During the year ended April 30, 2012 the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the year ended April 30, 2012, interest expense of $410 was recorded on the promissory note. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

As part of an agreement with a professional law firm in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm. REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock. During the years ended April 30, 2012 and 2011, no legal services have been charged to the Company by the law firm.

NOTE 4. STOCKHOLDERS’ EQUITY

a) Common Stock Options and Warrants

REGI has a 2000 Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees.

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

During the years ended April 30, 2012 and 2011, REGI recorded stock-based compensation related to options and warrants of $30,844 and $66,080, respectively. At April 30, 2012 and 2011, REGI had $78,997and $415,991, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	April 30,
	2012	2011

Risk free interest rate	0.87%	0.95%
Expected life	5 years	0.02 – 5.02 years
Annualized volatility	195%	41% - 160%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

On May 21, 2010, REGI extended the term of the options that were granted on May 27, 2005 and originally expiring on May 27, 2010 to May 27, 2015. The options are exercisable at $0.45 per share. The incremental increase in the fair value of stock options was estimated to be $13,679 of which $3,420 was expensed during the year ended April 30, 2011 (included in the total options expense of $66,080 for the year ended April 30, 2011) and $10,259 will be recognized over future periods. None was expensed during the year ended April 30, 2012. The incremental increase in the fair value of the options was estimated at the date of extension using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 0.95%, expected volatility between 41% and 160%, expected terms between 0.02 and 5.02 years and no expected dividends.

A summary of REGI’s stock option activity for the years ended April 30, 2012 and 2011 is as follows:

	April 30, 2012		April 30, 2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	1,156,000	$ 0.52	1,192,000	$ 0.54
Exercised	(27,000)	1.30	(36,000)	1.30
Expired	(804,000)	0.53	-	-
Forfeited	(75,000)	0.50	-	-
Outstanding at end of period	250,000	0.40	1,156,000	0.52
Exercisable at end of period	81,250	$ 0.42	968,500	$ 0.54
Weighted average fair value of options granted		$ -		$ -

At April 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $0.50 per share and 1.83 years, respectively. The intrinsic value of “in the money” options at April 30, 2012 was zero.

At April 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $1.30 per share and 1.35 years, respectively. The intrinsic value of “in the money” options at April 30, 2011 was zero.

On March 5, 2012 the Company granted 200,000 common stock warrants for consulting services exercisable into the Company’s common stock at $0.25 per share on or before March 5, 2017. The fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 0.87%, expected volatility of 195%, an expected option life of 5 years and no expected dividends. The fair value was determined to be $30,844 and was fully expensed during the year ended April 30, 2012.

A summary of REGI’s common stock warrant activity for the years ended April 30, 2012 and 2011 is as follows:

	April 30, 2012		April 30, 2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	3,517,950	1.13	3,592,950	$ 1.15
Granted	200,000	0.25	-	-
Expired	(2,534,000)	1.05	(75,000)	2.20
Outstanding at end of period	1,183,950	1.15	3,517,950	1.13
Exercisable at end of period	1,183,950	$ 1.15	3,155,450	$ 1.15
Weighted average fair value of warrants granted		$ 0.15		$ -

At April 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 1.22 years, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2012 was zero.

At April 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 0.83 year, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2011 was zero.

b) Performance Stock Plan

REGI has allotted 2,500,000 shares to be issued pursuant to a performance stock plan adopted on June 27, 1997, and amended in June 2004. On April 27, 2007, REGI further amended the plan so that the term of the plan is extended to the twentieth anniversary of the effective date. As of April 30, 2012, 775,000 shares have been issued under this plan and 1,725,000 remain unissued and issuable.

c) Non-Cash Consideration

Shares issued as non-cash consideration to third parties were valued based on the fair market value of the services provided.

During the year ended April 30, 2012, a consultant exercised 27,000 common stock options and received 27,000 shares of common stock. The exercise price for these options totaled $35,100. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $35,100 for services rendered.

During the year ended April 30, 2011, consultants exercised 36,000 common stock options and received 36,000 shares of common stock. The exercise price for these options totaled $46,800. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $46,800 for services rendered.

d) Cash Consideration

During the year ended April 30, 2012, the Company received gross proceeds of $12,120 for the sale of 121,200 units of private placement. Each unit consists of one common share and one common stock warrant. The warrants are exercisable at $0.15 per share and expire one year from the closing date of this private placement.

e) Equity Line of Credit

On November 17, 2006, REGI entered into a securities purchase agreement, whereby an investor agreed to purchase up to $10,000,000 of REGI’s common stock over a term of 36 months at REGI’s discretion.

In connection with and subsequent to the equity line of credit, REGI granted the investor 2,132,000 common stock warrants with an exercise price of $1.00 per share and a term of five years. In addition, REGI granted the placement agent 640,000 common stock warrants with an exercise price of $1.30 per share and a term of five years. 73,000 warrants have been exercised and the remaining 567,000 warrants have expired as of April 30, 2012.

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

These warrants expired during the year ended April 30, 2012. As a result, the fair value of the warrants at April 30, 2012 was $0 resulting in a gain on the decrease in fair value of derivatives of $72,415 for the year ended April 30, 2012.

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

REGI has losses carried forward for income tax purposes to April 30, 2012, however, the related deferred tax asset has been fully reserved due to management’s determination that the realization of the deferred tax assets is less than likely. The difference between the statutory tax rate and the effective tax rate is the valuation allowance.

The composition of REGI’s deferred tax assets at April 30, 2011 and 2010 is as follows:

	April 30,
	2012	2011

Net operating loss carry forward	$10,082,927	$ 9,815,754

Deferred tax asset	$ 3,529,024	$ 3,435,514
Less: Valuation allowance	(3,529,027)	(3,435,514)

Net deferred tax asset	$ -	$ -

The unused net operating loss carry forward balance will expire in the years 2013 through 2032.

NOTE 8. SUBSEQUENT EVENTS

a) Between May and June 2012, REGI sold an aggregate of 1,150,000 units for aggregate cash proceeds of $115,000. Each unit consists of one common share and one common stock warrant. The warrants are exercisable at $0.15 per share and expire one year from the closing date of this private placement.

b) On May 15, 2012, REGI modified the exercise price of 325,000 outstanding common stock options whereby the price was reduced to $0.10 per share.

c) On May 15, 2012, REGI granted an aggregate of 1,158,000 common stock options for services. The options are exercisable at $0.10 per share and expire May 15, 2017. These options vest 25% upon grant, 25% 90 days after the first 25% is exercised, 25% 90 days after the second 25% are exercised and 25% 90 days after the third 25% are exercised.

d) On July 27, 2012, the Company extended the expiration date of 833,950 outstanding common stock warrants with expiration dates between July 30, 2012 and February 14, 2013 to July 30, 2013 and reduced their exercise price from $1.50 to $0.50.

e) On July 31 2012, a consultant exercised 17,647 stock options and received 17,647 common shares. The exercise price was $0.60 per share. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $10,588 for services rendered.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based upon that evaluation, management has concluded that our current disclosure controls and procedures were not effective as of April 30, 2012. The conclusion that our disclosure controls and procedures were not effective was due to the presence of weaknesses in internal control over financial reporting as identified below. Management anticipates that disclosure controls and procedures will not be effective until the weaknesses are remediated. Our Company intends to remediate the material weaknesses as set out below:

-        There is a lack of sufficient accounting staff due to the size of the Company which results in a lack of segregation of duties necessary for a good system of internal control.

-        There is a lack of control processes which provide for multiple levels of supervision and review.

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

Based on this assessment the management concludes that our internal control system is ineffective due to lack of segregation of duties in minor areas. However, the impact of inadequate segregation of duties over our financial reporting is immaterial due to the fact that we have a small operation with limited transactions, all transactions are approved by the management and all material transactions are approved by the board of directors. There is also a lack of control processes in place which provide for multiple levels of supervision and review in key areas.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position
John G. Robertson	71	Director, Chairman of the Board of Directors, President and Chief Executive Officer
Jennifer Lorette*	40	Director and Vice President until August 9, 2011
James Vandeberg	68	Director, Chief Operating Officer and Chief Financial Officer
Thomas Robertson	53	Director

* Mr. Lorette resigned as a director and Vice President of the Company on August 9, 2011 due to person reasons.

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

James L. Vandeberg – Director, Chief Operating Officer and Chief Financial Officer

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999 and its Chief Financial Officer on January 9, 2006. He was appointed as a director of the Company due to his extended experiences with the security laws, regulatory requirements and operations of public companies. Mr. Vandeberg is an attorney in Seattle, Washington. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies Carter Hawley Stores, Inc. from 1978 to 1993, and Denny’s Inc. from 1973 to 1978. He is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of IAS Energy, Inc. an Oregon corporation traded on the PinkSheets. Mr. Vandeberg is also a director of Reg Technologies Inc. which is traded on the TSX Venture Exchange and the OTC BB. Mr. Vandeberg is currently also vice president, corporate secretary and a director of Legend Oil & Gas Ltd. and a director of American Sierra Gold Corp. and ASAP Expo, Inc., all three companies trading on the OTCBB. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar. Mr. Vandeberg devotes approximately 10% of his time to our operations.

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

Committees of the Board and Financial Expert

Audit Committee

The Company’s audit committee was comprised of three directors of the Company - Jennifer Lorette, John Robertson, and James Vandeberg until August 9, 2011, when Ms. Lorette resigned from the Board on August 9, 2011 due to personal reasons. Mr. Robertson and Mr. Vandeberg are not independent as they are officers of the Company. Ms. Lorette was independent, because she managed administrative responsibilities of the company but did not have other management roles, and was independent and free from any interest and any business or other relationship which could or could reasonably be perceived to, materially interfere with their ability to act in the best interests of the Company, other than an interest or relationship arising from ownership of shares of the Company. All of the audit committee members were financially literate.

Since Ms. Lorette’s resignation the Company does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the functions of such committees are performed by the Board of Directors.

Code of Ethics

The Company’s board of directors is committed to encouraging and promoting a culture of ethical business conduct and integrity throughout the Company. In order to achieve this objective, efforts are made to the implementation, monitoring and enforcement of the Company’s Code of Business Conduct and Ethics (“Code”). This is accomplished by: (a) taking prompt action against violations of the Code; ensuring employees and consultants are aware that they may discuss their concerns with their supervisor or directly to the Compliance Officer; the Compliance Officer reporting suspected fraud or securities law violations for review by the Audit Committee and reporting same to the Board of Directors. The Company distributes to each new director, officer, employee and consultant the Company’s Code.

No waivers of any provision of this Code of Business Conduct and Ethics may be made except by the Board of Directors. Any waiver or amendment shall be reported as required by law or regulation. There have been no waivers of the Code since its implementation.

A copy of the Code is available from the Company on written request, and the text of the code of business conduct and ethics was filed as an exhibit to our form 10-K for the year ended April 30, 2011 and posted on the Company’s website at www.regtech.com.

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

During the Company’s last completed financial year ended April 30, 2012, the Company had two Named Executive Officers: Mr. John Robertson, President and CEO, and Mr. James Vandeberg, COO and CFO.

The following table (presented in accordance with Item 402 of Regulation S-K – Executive Compensation) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2012, 2011 and 2010 (to the extent required by the Regulations) in respect of the Named Executive Officers:

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Bonus ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incen- tive plans ($)	Long-term incentive plans ($)	Pension value ($)	All other Compen-sation ($)(5)	Total compensation ($)
John G. Robertson, CEO(1)(2)(3)	2012 2011 2010	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 16,074	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	30,000 30,000 30,000	30,000 30,000 46,074
James Vandeberg, CFO(4)(5)	2012 2011 2010	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 3,215	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 3,215

(1)        Mr. Robertson is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”.

(2)        Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, received or is to receive $2,500 per month from us for management services provided to us. Mr. Robertson is a trustee of the Robertson Family Trust. The amounts for fiscal 2010, 2011 and 2011 are accrued but not paid.

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

Narrative Discussion

The Company does not have a share-based award plan other than the stock option plan referred to above. The Company also does not have a pension plan or a long term incentive plan. Other than John Robertson, as described below in the Narrative Description – Directors reported in the Directors’ Compensation table below, no directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2012 for services in their capacity as directors.

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

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John Robertson	Nil	NA	NA	N/A	NA	NA
James Vandeberg	Nil	NA	NA	N/A	NA	NA

Incentive Plan Awards – value vested or earned during the year

No incentive stock options were granted to any NEOs during the year ended April 30, 2012.

No incentive stock options vested during the year ended April 30, 2012 which were held by the NEOs.

During the year ended April 30, 2012, neither of the two NEOs were granted or exercised options. There were 600,000 unexercised options at the financial year end held by the NEOs, which were re-priced on February 19, 2010 from exercise price of $1.30 to $0.50. These options expired on April 12, 2012.

On May 15, 2012 the Company granted 500,000 options to Mr. Robertson and 200,000 options to Mr. Vandeberg. The options are exercisable at $0.10 per share and expire May 15, 2017. These options vest 25% upon grant, 25% 90 days after the first 25% is exercised, 25% 90 days after the second 25% are exercised and 25% 90 days after the third 25% are exercised.

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

DIRECTOR COMPENSATION

Director Compensation Table

The following table sets forth all compensation provided to the directors for the year ended April 30, 2012.

The Company does not have a share-based award plan for the directors other than the stock option plan referred to above, details of which are provided below under Outstanding Option-Based Awards, Share- Based Awards and Non-equity Incentive Plan Compensation. The Company also does not have a pension plan or a non-equity incentive plan for its directors.

No directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2012 for services in their capacity as directors.

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incentive plans ($)	Long-term incen-tive plans	Pension value ($)	All other Compen-sation ($)	Total compensation ($)
John G. Robertson, CEO(1)(2)	2012 2011 2010	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
James Vandeberg, CFO(3)	2012 2011 2010	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Jennifer Lorette (4) (resigned as director on August 9, 2011)	2012 2011 2010	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Thomas Robertson (5)	2012 2011 2010	Nil Nil NA	Nil Nil Nil	Nil Nil 4,465	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 4,465

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

Narrative Description

There was no other cash compensation paid to directors by the Company for services rendered in their capacities as directors for the year ended April 30, 2012.

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

Other than as described above, no directors of the Company were compensated by the Company during the financial year ended April 30, 2012 for services as consultants or experts.

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

Directors generally receive a grant of stock options upon their appointment.

The following table shows the options held by the directors and former directors at April 30, 2012:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John G. Robertson	Nil	NA	NA	Zero	Zero	Zero
Jennifer Lorette (resigned as director on August 9, 2011) *	75,000 50,000	$0.20 $0.45	May 10, 2012 May 27, 2015	Zero Zero	56,250 37,500	Zero Zero
James Vandeberg	Nil	NA	NA	Zero	Zero	Zero
Thomas Robertson*	50,000	$0.50	February 19, 2015	Zero	37,500	Zero

*On May 15, 2012 the options were repriced to exercisable into the Company’s common shares at $0.10 per share.

Incentive Plan Awards

No stock options held by the directors vested during the year ended April 30, 2012, and no stock options were granted to the directors during the year ended April 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (3)(4)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
1993 Stock Option Plan (as amended December 5, 2000) (1) and 2007 Stock Option Plan (2)	250,000	$0.40	1,750,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

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

(4)        The weighted average exercise price of those options which are exercisable (81,250 options) is $0.42.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 14, 2012, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of Shares Owned
John G. Robertson, Chairman of the Board of Directors, President, Chief Executive Officer and Director (1) (2)	3,996,948	13.30%
Rand Energy Group Inc. (3)	588,567	1.96%
Jennifer Lorette, former Vice President and Director (4)	255,400	*
James Vandeberg, Chief Operating Officer and Director (5)	237,350	*
Thomas Robertson	50,000	*
Reg Technologies Inc.(6)	2,744,700	9.13%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR INDIVIDUALS)	4,539,698	15.11%

*Less than one percent of the issued and outstanding on August 14, 2012, which was 30,065,671.

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1) This individual may be deemed to be a "parent or founder" of REGI as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Tech. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 2,747,720 shares registered in the name of SMR Investment Ltd. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

(3) Rand Energy Group Inc. is owned 51% by Reg Tech and 49% by Rand Cam-Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Tech and Rand Cam-Engine Corp. could be considered the beneficial owner of the 588,567 shares registered in the name of Rand Energy Group Inc.

(4) Includes 225,000 options.

(5) Includes 200,000 options.

(6) Includes 2,744,700 shares registered in the name of Reg Technologies Inc. Reg Technologies Inc. is a publicly held British Columbia corporation. Rand Energy Group Inc., holds approximately 1.96% of the common shares of REGI, which, in turn, is controlled 51% by Reg Technologies Inc.

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

The world-wide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. which together with Rand Energy Group Inc. owns 11.04% of the Company’s issued, and outstanding, stock, and has related directors and officers.

Related Party Transactions for the Year Ended April 30, 2012

We entered into the following contracts with related parties. Related parties consist of companies controlled or significantly influenced by the Officers of the Company.

(a)        On March 31, 1994, we entered into a management agreement with Access Information Services, Inc., a Washington corporation, which is owned and controlled by the Robertson Family Trust. A management fee of $2,500 per month is accrued for the provision of certain management, administrative, and financial services. There is no termination or change of control provision. The fees for the years ended April 2012 and 2011 are accrued and not paid.

(b)        The Company entered into an agreement with the CFO and a Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by this director. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock.

During the year ended April 30, 2012 in addition to the above:

-        During year ended April 30, 2012, Mr. John Robertson, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2011.

-        During year ended April 30, 2012, Ms. Jennifer Lorette, a former Vice President and director of REGI provided consulting services to REGI. These services were valued at $7,500 prior to her resignation, which was accounted for as donated capital and charged to expense during the period. $30,000 was recorded in the year ended April 30, 2011.

-        During year ended April 30, 2012, Mr. James Vandeberg, the CFO, COO and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2011.

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

As During the year ended April 30, 2012 changes to the amounts owed to/by related parties are as follows:

	April 30, 2011	(Repayment)/ Loan in Year	April 30, 2012

Due to Minewest Silver and Gold Corp.	$ -	$ 413	$ 413
Due to IAS Energy, Inc.	7,541	-	7,541
Due to Reg Technologies and its subsidiary Rand Energy Group Inc.	796,970	203,406	1,000,376
Due to SMR Investments Ltd.	50,715	7,922	58,637
Due to John Robertson	42,444	-	42,444
Due to Information Highway Inc.	18,892	-	18,892
Due to JGR Petroleum	91,372	-	91,372
Due to KLR Petroleum Inc.	30,038	-	30,038
Due to Teryl Resources Corp.	28,600	(3,590)	25,010
Due to Access Information Inc.	148,828	30,000	178,828
Due to Rainbow Networks	21,000	-	21,000
Due to Imaging Tech	69,900	-	69,900
	$ 1,306,300	$ 238,151	$ 1,544,451

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, MaloneBailey LLP, Certified Public Accountants during fiscal 2011 and 2009:

Type of Services Rendered	2012	2011

(a) Audit Fees	$16,591	$16,800

(b) Audit-Related Fees	$-	$-

(c) Tax Fees	$-	$-

In the table above, and the disclosure below, “audit fees” are fees billed by the Company’s external auditor MaloneBailey LLP, Certified Public Accountants for services provided in auditing the Company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Audit Fees

The aggregate fees billed by MaloneBailey LLP, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2012 and 2011 were $16,591 and $16,800, respectively.

All Other Fees

For the fiscal years ended April 30 2012 and 2011, the aggregate fees billed by MaloneBailey LLP, Certified Public Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-laws	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
3.5	Articles of Amendment Increasing Authorized Capital to 100,000,000 May 2007	(8)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between REGI U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between REGI U.S. and ColTec, Inc.	(3)
10.3	Agreement between ColTec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
10.8	Management Agreement with Access Information Services, Inc., dated January 2, 1993 in the name of Sky Technologies, Inc. (the Company’s previous name)	(9)
10.9	Engagement Letter with The Otto Law Group, dated August 4, 2004	(9)
10.10	Project Cost Sharing Agreement with Reg Technologies Inc.	(9)
14.1	Code of Business Conduct and Ethics	(10)
21.1	List of Subsidiaries	(7)
23.1	Consent of Independent Auditors (Malone Bailey LLP)	(11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)
32.1	Certification of John G. Robertson, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)
32.2	Certification of James Vandeberg, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)

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

(6)        Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003

(7)        Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2007

(8)        Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2008

(9)        Incorporated by reference from our Form 10-K Amendment for the fiscal year ended April 30, 2010 filed on May 13, 2011

(10)        Incorporated by reference from our Form 10-K for the fiscal year ended April 30, 2011 filed on August 15, 2011

(11)        Incorporated herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By: /s/ “John G. Robertson”
John G. Robertson, President
Chief Executive Officer and Director

Dated: August 14, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson (John G. Robertson)	Chairman of the Board, President, Chief Executive Officer and Director	August 14, 2012

/s/ James Vandeberg (James Vandeberg)	Chief Operating Officer, Chief Financial Officer and Director	August 14, 2012

/s/ Thomas Robertson (Thomas Robertson)	Director	August 14, 2012

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

REGI U.S., Inc. (A Development Stage Company)

We consent to the incorporation by reference in the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 11, 2007 (File No. 333-142865); the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 333-116459); the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 2003 (File No. 333-110879); the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26, 2003 (File No. 333-108205); the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 1997 (File No. 333-30495), of our report dated August 14, 2012, relating to the consolidated financial statements for the years ended April 30, 2012 and 2011.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

August 14, 2012

EXHIBIT 31.1

Certification of Chief Executive Officer pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, John Robertson, certify that:

1.        I have reviewed this annual report on Form 10-K for the fiscal year ended April 30, 2012 of REGI U.S., INC. (the “company”);

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

(c) Evaluated the effectiveness of the company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)Disclosed in this report any change in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter (the company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting; and

5.        The company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company’s ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal control over financial reporting.

Date: August 14, 2012
/s/ “John Robertson”
John Robertson, Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, James Vandeberg, certify that:

1.        I have reviewed this annual report on Form 10-K for the fiscal year ended April 30, 2011 of REGI U.S., INC. (the “company”);

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

Date: August 14, 2012
/s/ “James Vandeberg”
James Vandeberg, Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to

Title 18, United States Code, Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

I, John G. Robertson, Chief Executive Officer of REGI U.S., Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:

1. The Annual Report on Form 10-K of REGI U.S., Inc., for the year ended April 30, 2012 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of REGI U.S., Inc.

Richmond, BC, Canada

by: /s/ “John G. Robertson”

August 14, 2012
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

Certification of Chief Financial Officer pursuant to

Title 18, United States Code, Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

I, James Vandeberg, Chief Financial Officer of REGI U.S., Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:

1. The Annual Report on Form 10-K of REGI U.S., Inc., for the year ended April 30, 2012 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of REGI U.S., Inc.

Richmond, BC, Canada

by: /s/ “James Vandeberg”
August 14, 2012
James Vandeberg
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to REGI U.S., Inc. and will be retained by REGI U.S., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.