Form 10-K/A
period 2012-04-30
REGI U S INC
filed 2012-08-16
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A1

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

Yes [  ] No [X]

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, no par value, as of August 14, 2012 was 30,065,671.

State the aggregate market value of the voting and non-voting common equity computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,610,446 as of October 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None

REGI U.S., INC.

FORM 10-K

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company's Annual Report of Form 10-K for the year ended April 30, 2012 filed with the Securities and Exchange Commission on August 15, 2012 (the "Original Report") and is being filed for the purposes of providing XBRL Filing.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.

Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES”, “BELIEVES”, “EXPECTS”, “INTENDS”, “FORECASTS”, “PLANS”, “FUTURE”, “STRATEGY”, OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN THIS FORM 10-K. WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REGULATED BY LAW.

The Company files annual reports and furnishes other information with the SEC. You may read and copy any document that we file at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at (http://www.sec.gov). The Company also files information with the Canadian Securities Administrators via SEDAR (www.sedar.com). The Company’s website is www.regtech.com.

PART I

ITEM 1. BUSINESS

General

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. At April 30, 2012 Rand Energy Group Inc., a privately held British Columbia corporation (“Rand Energy”) holds approximately 1.96% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation (“Reg Tech”). Reg Tech holds approximately 9.13% of the common shares of REGI.

We are a development stage company engaged in the business of developing and building an improved axial vane-type rotary engine known as the RadMax® rotary technology (the “Technology” or the “RadMax® Engine”), used in the design of lightweight and high efficiency engines, compressors and pumps. The Company has a project cost sharing agreement, whereby it will fund 50% of the further development of the RadMax® Engine and Reg Tech will fund 50%.

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

A number of the new engine designs over the last decade have offered advantages on the thermodynamics front (e.g. more efficient use of energy through better combustion, better heat transfer, etc.). In the case of the RadMax® Diesel Engine, its strong point it believed to be in its mechanism, not in its thermodynamics. Whether or not the engine’s mechanism alone will provide the competitive edge necessary to result in a marketable and successful product is unknown at this time.

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

Although we anticipate receiving future revenues from the sales of engines or the licensing of our technology or pursuant to a joint venture, we have received minimal revenues in preparation for licensing or joint venture activities, and there are no assurances that significant revenues will be derived from this activity in the future. We have received no revenues from sales of any of the products under development. There can be no assurance as to when or if we will be able to develop significant sources of revenue or whether our operations will become profitable, even if we are able to commercialize any product. See “Operating and Financial Review and Prospects,” and Notes to Financial Statements.

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

The report of our independent auditors with respect to our financial statements included in this Form 10-K includes a “going concern” qualification, indicating that our losses and deficits in working capital and shareholders’ equity raise substantial doubt about our ability to continue as a going concern. See ” Operating and Financial Review and Prospects” and Notes to Financial Statements.

We are dependent upon certain members of our staff, the loss of which could adversely affect our business.

We are dependent on certain members of our management and engineering staff, the loss of services of one or more of whom could adversely affect our business. The loss of any of these key individuals could hamper the successful development of the engine. Our present officers and directors have other full-time positions or part-time employment unrelated to our business. Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only. Our management may devote time to other companies or projects which may compete directly or indirectly with us. We do not have “key man” life insurance on such officers and currently have no plans to obtain such insurance. See “Management”. Our success also depends on our ability to attract and retain additional skilled employees.

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

Since the common shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, trading in the common shares on the OTC Electronic Bulletin Board is subject, to the extent the market price for the common shares is less than $5.00 per share, to a number of regulations known as the “penny stock rules”. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

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

ITEM 4. MINESAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common stock which currently trades on the OTC Bulletin Board under the symbol “RGUS.OB” where it has been traded since September 21, 1994. The common stock has traded between $0.035 and $6.75 per share since that date.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REGI U.S., Inc. and its subsidiary as of April 30, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

			July 27, 1992
	Years Ended		(Inception)
	April 30,		Through
	2012	2011	April 30, 2012
			(Unaudited)

Operating Expenses:
Amortization	$-	$-	$130,533
General and administrative	345,711	460,797	8,903,135
Impairment loss	-	-	72,823
Gain on settlement of accounts payable	-	-	(200,351)
Research and development	114,496	101,093	4,644,825

Loss from operations	(460,207)	(561,890)	(13,550,965)

Other Income (Expense)
Interest expense	(410)	-	(410)
Gain on change in fair value of derivative liabilities	72,415	322,707	280,488

Net Loss	$(388,202)	$(239,183)	$(13,270,887)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	28,809,000	28,731,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			July 27, 1992
	Years Ended		(Inception)
	April 30,		Through
	2012	2011	April 30, 2012
			(Unaudited)

Cash flows from operating activities:
Net Loss	$(388,202)	$(239,183)	$(13,270,887)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization	-	-	130,533
Donated services	127,500	150,000	1,575,000
Impairment loss	-	-	72,823
Shares issued for services	35,100	46,800	428,900
Options and warrants issued for services	30,844	66,080	1,471,138
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liability	(72,415)	(322,707)	(280,488)
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	-	5,722	-
Accounts payable and accrued liabilities	16,670	6,381	410,923
Net cash used in operating activities	(250,503)	(286,907)	(8,713,105)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	4,413	260,136
Purchase of equipment	-	-	(198,419)
Net cash provided by (used in) investing activities	-	4,413	(236,616)

Cash flows from financing activities
Advances from related parties	237,741	286,507	1,855,288
Bank overdraft	251	(4,736)	251
Proceeds from convertible debentures	-	-	5,000
Proceeds from the exercise of options	-	-	5,000
Proceeds from the sale of common stock	12,120	-	7,084,226
Net cash provided by financing activities	250,112	281,771	8,949,765

Net increase (decrease) in cash and cash equivalents	(391)	(723)	44
Cash and cash equivalents, beginning of period	435	1,158	-
Cash and cash equivalents, end of period	$44	$435	$44

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-
Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$-	$-	$280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the period from July 27, 1992 (Inception) through April 30, 2012 with the period from July 27, 1992 through April 30, 2008 Unaudited

					Deficit
					Accumulated	Total
			Common		During the	Stockholders’
	Common Stock		Stock	Deferred	Development	Equity
	Shares	Amount	Subscribed	Compensation	Stage	(Deficit)

Balances – July 27, 1992 (Inception)	-	$-	$-	$-	$-	$-
Stock issued for intellectual property	5,700,000	57,000	-	-	-	57,000
Stock issued for cash	300,000	3,000	-	-	-	3,000
Net loss	-	-	-	-	(23,492)	(23,492)
Balances – April 30, 1993	6,000,000	60,000	-	-	(23,492)	36,508
Stock issued for cash pursuant to a public offering	500,000	500,000	-	-	-	500,000
Net loss	-	-	-	-	(394,263)	(394,263)
Balances – April 30, 1994	6,500,000	560,000	-	-	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	-	-	-	1,000
Private placement	250,000	562,500	-	-	-	562,500
Warrants exercised	170,200	213,000	-	-	-	213,000
Net loss	-	-	-	-	(1,225,743)	(1,225,743)
Balances – April 30, 1995	6,930,200	1,336,500	-	-	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	-	-	-	75,800
Warrants exercised	132,200	198,300	-	-	-	198,300
A private offering	341,000	682,000	-	-	-	682,000
Net loss	-	-	-	-	(796,905)	(796,905)
Balances – April 30, 1996	7,635,900	2,292,600	-	-	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	-	-	-	13,700
Warrants exercised	185,400	278,100	-	-	-	278,100
Private placements	165,000	257,500	-	-	-	257,500
Net loss	-	-	-	-	(510,184)	(510,184)
Balances – April 30, 1997	8,123,300	2,841,900	-	-	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	-	-	-	5,000
A units offering	500,000	500,000	-	-	-	500,000
Stock issued for acquisition of AVFS rights	400,000	288,251	-	-	-	288,251
Stock issued for services	125,000	170,250	-	-	-	170,250
Stock issued to settle accrued liability	50,000	25,000	-	-	-	25,000
Net loss	-	-	-	-	(580,901)	(580,901)
Balances – April 30, 1998	9,248,300	3,830,401	-	-	(3,531,488)	298,913
Stock issued for services	100,000	71,046	-	-	-	71,046
Net loss	-	-	-	-	(397,924)	(397,924)
Balances – April 30, 1999	9,348,300	3,901,447	-	-	(3,929,412)	(27,965)
Stock issued for cash pursuant to:
A private placement	852,101	639,075	-	-	-	639,075
Cash commission paid	-	(47,607)	-	-	-	(47,607)
Warrants exercised	17,334	17,334	-	-	-	17,334
Stock-based compensation	-	15,417	-	-	-	15,417
Net loss	-	-	-	-	(413,495)	(413,495)
Balances – April 30, 2000	10,217,735	4,525,666	-	-	(4,342,907)	182,759
Stock issued for cash pursuant to warrants exercised	4,000	2,000	-	-	-	2,000
Stock-based compensation	-	18,500	-	-	-	18,500
Stock to be issued	-	-	72,000	-	-	72,000
Net loss	-	-	-	-	(808,681)	(808,681)
Balances – April 30, 2001	10,221,735	4,546,166	72,000	-	(5,151,588)	(533,422)
Stock issued for cash pursuant to a private placement	1,066,200	266,550	(72,000)	-	-	194,550
Amount receivable	-	(3,000)	-	-	-	(3,000)
Stock-based compensation	-	3,083	-	-	-	3,083
Net loss	-	-	-	-	(156,090)	(156,090)
Balances – April 30, 2002	11,287,935	4,812,799	-	-	(5,307,678)	(494,879)
Stock issued to settle debt	6,100,000	305,000	-	-	-	305,000
Stock issued for services	250,000	16,500	-	-	-	16,500
Stock issued for convertible debenture	50,000	5,000	-	-	-	5,000
Stock to be issued	-	-	25,968	-	-	25,968
Donated consulting services	-	187,500	-	-	-	187,500
Net loss	-	-	-	-	(220,972)	(220,972)
Balances – April 30, 2003	17,687,935	5,326,799	25,968	-	(5,528,650)	(175,883)
Donated consulting services	-	210,000	-	-	-	210,000
Stock issued for cash pursuant to a private placement	173,120	25,968	(25,968)	-	-	-
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	-	-	-	86,000
Stock options exercised	100,000	20,000	-	-	-	20,000
Stock-based compensation	-	78,184	-	(78,184)	-	-
Stock issued for services	400,000	92,000	-	(92,000)	-	-
Stock issued to settle debt	3,320,000	166,000	-	-	-	166,000
Deferred compensation	-	-	-	142,355	-	142,355
Net loss	-	-	-	-	(609,913)	(609,913)
Balances – April 30, 2004	22,231,055	6,004,951	-	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	-	(24,000)	-	-
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	-	-	-	29,750
Warrants exercised	173,120	34,624	-	-	-	34,624
Private placement	1,032,800	258,200	-	-	-	258,200
Stock-based compensation	-	23,304	-	-	-	23,304
Donated consulting services	-	150,000	-	-	-	150,000
Deferred compensation	-	-	-	38,829	-	38,829
Net loss	-	-	-	-	(584,889)	(584,889)
Balances – April 30, 2005	23,720,725	6,524,829	-	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to common stock	-	(13,000)	-	13,000	-	-
Stock issued for cash pursuant to:
Options exercised	212,000	53,313	-	-	-	53,313
Warrants exercised	406,400	142,240	-	-	-	142,240
Private placement	1,500,000	881,088	-	-	-	881,088
Common stock subscribed	-	-	3,750	-	-	3,750
Stock-based compensation	-	124,793	-	-	-	124,793
Deferred compensation	-	12,000	-	-	-	12,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,055,358)	(1,055,358)
Balances – April 30, 2006	25,839,125	7,875,263	3,750	-	(7,778,810)	100,203
Stock issued for cash pursuant to:
Options exercised	662,250	143,938	(3,750)	-	-	140,188
Warrants exercised	268,833	217,666	-	-	-	217,666
Private placement	120,000	120,000	-	-	-	120,000
Private placement costs	-	(3,504)	(13,673)	-	-	(17,177)
Common stock subscribed	-	-	272,700	-	-	272,700
Stock issued for services	29,000	60,000	-	-	-	60,000
Stock-based compensation	-	260,569	-	-	-	260,569
Deferred compensation	-	1,000	-	-	-	1,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,413,294)	(1,413,294)
Balances – April 30, 2007	26,919,208	8,824,932	259,027	-	(9,192,104)	(108,145)
Stock issued for cash pursuant to:
Options exercised	38,500	12,125	-	-	-	12,125
Warrants exercised	99,166	96,666	(10,000)	-	-	86,666
Private placement	833,950	833,950	(262,700)	-	-	571,250
Private placement costs	-	(47,170)	13,673	-	-	(33,497)
Options exercised for services	36,000	46,800	-	-	-	46,800
Stock-based compensation	-	241,528	-	-	-	241,528
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,236,583)	(1,236,583)
Balances – April 30, 2008	27,926,824	10,158,831	-	-	(10,428,687)	(269,856)
Options exercised for services	71,000	67,800	-	-	-	67,800
Stock-based compensation	-	291,857	-	-	-	291,857
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(994,466)	(994,466)
Balances – April 30, 2009	27,997,824	10,668,488	-	-	(11,423,153)	(754,665)
Cumulative effect of change in accounting principle – May 1, 2009 reclassification of embedded feature of equity linked financial instruments to derivative liabilities	-	(2,380,696)	-	-	2,100,208	(280,488)
Cashless exercise of options	46,000	52,800	-	-	-	52,800
Options exercised for cash	20,000	5,000	-	-	-	5,000
Shares issued for services	650,000	143,000	-	-	-	143,000
Options expense	-	316,979	-	-	-	316,979
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,220,349)	(1,220,349)
Balances – April 30, 2010	28,713,824	8,955,571	-	-	(10,543,294)	(1,587,723)
Cashless exercise of options	36,000	46,800	-	-	-	46,800
Options expense	-	66,080	-	-	-	66,080
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(239,183)	(239,183)
Balances – April 30, 2011	28,749,824	9,218,451	-	-	(10,782,477)	(1,564,026)
Cashless exercise of options	27,000	35,100	-	-	-	35,100
Shares issued for cash	121,200	12,120	-	-	-	12,120
Warrants compensation	-	30,844	-	-	-	30,844
Donated consulting services	-	127,500	-	-	-	127,500
Net loss	-	-	-	-	(388,202)	(388,202)
Balances – April 30, 2012	28,898,024	$9,424,015	$-	$-	$(11,170,679)	$(1,746,664)

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs during the years ended April 30, 2012 and 2011:

	Year Ended April 30,
	2012	2011
Fair value at beginning of period	$72,415	$395,122
Gain included in other income	(72,415)	(322,707)
Fair value at end of period	$-	$72,415

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

During the years ended April 30, 2012 and 2011, REGI recorded stock-based compensation related to options and warrants of $30,844 and $66,080, respectively. At April 30, 2012 and 2011, REGI had $78,997 and $415,991, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

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

A summary of REGI’s stock option activity for the years ended April 30, 2012 and 2011 is as follows:

	April 30, 2012		April 30, 2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	1,156,000	$0.52	1,192,000	$0.54
Exercised	(27,000)	1.30	(36,000)	1.30
Expired	(804,000)	0.53	-	-
Forfeited	(75,000)	0.50	-	-
Outstanding at end of period	250,000	0.40	1,156,000	0.52
Exercisable at end of period	81,250	$0.42	968,500	$0.54
Weighted average fair value of options granted		$-		$-

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

A summary of REGI’s common stock warrant activity for the years ended April 30, 2012 and 2011 is as follows:

	April 30, 2012		April 30, 2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	3,517,950	1.13	3,592,950	$1.15
Granted	200,000	0.25	-	-
Expired	(2,534,000)	1.05	(75,000)	2.20
Outstanding at end of period	1,183,950	1.15	3,517,950	1.13
Exercisable at end of period	1,183,950	$1.15	3,155,450	$1.15
Weighted average fair value of warrants granted		$0.15		$-

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

The composition of REGI’s deferred tax assets at April 30, 2011 and 2010 is as follows:

	April 30,
	2012	2011

Net operating loss carry forward	$10,082,927	$9,815,754

Deferred tax asset	$3,529,024	$3,435,514
Less: Valuation allowance	(3,529,027)	(3,435,514)

Net deferred tax asset	$-	$-

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

(b)        Management’s Annual Report on Internal Control over Financial Reporting

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

(d)        Changes in Internal Control over Financial Reporting

During the period covered by this annual report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

James L. Vandeberg – Director, Chief Operating Officer and Chief Financial Officer

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999 and its Chief Financial Officer on January 9, 2006. He was appointed as a director of the Company due to his extended experiences with the security laws, regulatory requirements and operations of public companies. Mr. Vandeberg is an attorney in Seattle, Washington. He has served as our legal counsel since 1996. Mr. Vandeberg’s practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies Carter Hawley Stores, Inc. from 1978 to 1993, and Denny’s Inc. from 1973 to 1978. He is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of IAS Energy, Inc. an Oregon corporation traded on the PinkSheets. Mr. Vandeberg is also a director of Reg Technologies Inc. which is traded on the TSX Venture Exchange and the OTC BB. Mr. Vandeberg is currently also vice president, corporate secretary and a director of Legend Oil & Gas Ltd. and a director of American Sierra Gold Corp. and ASAP Expo, Inc., all three companies trading on the OTCBB. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar. Mr. Vandeberg devotes approximately 10% of his time to our operations.

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

STATEMENT OF EXECUTIVE COMPENSATION

The Company is required, under applicable securities legislation in Canada, to disclose to its Shareholders details of compensation paid to its directors and officers. The following fairly reflects all material information regarding compensation paid by the Company to its directors and officers, which information has been disclosed to the Company’s Shareholders in accordance with applicable Canadian law.

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

The following table (presented in accordance with Item 402 of Regulation S-K – Executive Compensation) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2012, 2011 and 2010 (to the extent required by the Regulations) in respect of the Named Executive Officers:

						Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Bonus ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incentive plans ($)	Long- term incentive plans ($)	Pension value ($)	All other Compensation ($)(5)	Total compensation ($)

John G. Robertson, CEO(1)(2)(3)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	30,000	30,000
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	30,000	30,000
	2010	Nil	Nil	Nil	16,074	Nil	Nil	Nil	30,000	46,074

James Vandeberg, CFO(4)(5)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	3,215	Nil	Nil	Nil	Nil	3,215

(1)	Mr. Robertson is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”.
(2)	Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, received or is to receive $2,500 per month from us for management services provided to us. Mr. Robertson is a trustee of the Robertson Family Trust. The amounts for fiscal 2010, 2011 and 2011 are accrued but not paid.
(3)	Mr. Robertson’s option-based awards granted during 2007 consisted of 500,000 stock options which were granted on April 12, 2007 at an exercise price of $1.30 and fair value of $0.849 per option. These options were re-priced on February 19, 2010 to exercise price of $0.50 with additional value of $0.04 per option resulting from the re-pricing.
(4)	Mr. Vandeberg is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”
(5)	Mr. Vandeberg’s option-based awards granted during 2007 consisted of 100,000 stock options which were granted on April 12, 2007 at an exercise price of $1.30 and fair value of $0.849 per option. These options were re-priced on February 19, 2010 to exercise price of $0.50 with additional value of $0.04 per option resulting from the re-pricing.
(6)	The value of perquisites received by each of the NEOs, including property or other personal benefits provided to the NEOs that are not generally available to all employees, were not, in the aggregate, greater than $50,000 or 10% of the NEOs total salary for the financial year.
(7)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

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

					Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incentive plans ($)	Long- term incentive plans	Pension value ($)	All other Compensation ($)	Total compensation ($)

John G. Robertson, CEO(1)(2)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

James Vandeberg, CFO(3)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jennifer Lorette (4)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
(resigned as director on August 9, 2011)	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Thomas Robertson (5)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	NA	Nil	4,465	Nil	Nil	Nil	Nil	4,465

(1)	Mr. Robertson is also an NEO and indirectly receives or accrues compensation in that capacity. See “Executive Compensation – Narrative Discussion”.
(2)	Mr. Robertson did not receive option-based awards in his capacity as a director.
(3)	Mr. Vandeberg does not receive any compensation in his capacity as a director, nor any option-based awards in his capacity as a director.
(4)	Ms. Lorette does not receive option-based awards in her capacity as a director.
(5)	Mr. Thomas Robertson was appointed to the Board of Directors during fiscal 2010.
(6)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

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

Directors generally receive a grant of stock options upon their appointment.

The following table shows the options held by the directors and former directors at April 30, 2012:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in- the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John G. Robertson	Nil	NA	NA	Zero	Zero	Zero

Jennifer Lorette	75,000	$0.20	May 10, 2012	Zero	56,250	Zero
(resigned as director on August 9, 2011) *	50,000	$0.45	May 27, 2015	Zero	37,500	Zero

James Vandeberg	Nil	NA	NA	Zero	Zero	Zero

Thomas Robertson*	50,000	$0.50	February 19, 2015	Zero	37,500	Zero

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 14, 2012, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

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

(1) This individual may be deemed to be a “parent or founder” of REGI as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Tech. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson’s wife, owns SMR Investment Ltd. Accordingly, in Note (2) above, beneficial ownership of the 2,747,720 shares registered in the name of SMR Investment Ltd. has been attributed to Mr. Robertson. We believe it would be misleading and not provide clear disclosure to list as beneficial owners in the table the other entities and persons discussed in this paragraph, although a strict reading of Rule 13d-3 under the Securities Exchange Act of 1934 might require each such entity and person to be listed in the beneficial ownership table.

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

Pursuant to the August 1992 Agreement we issued 5,700,000 shares of our common stock at a deemed value of $0.01 per share to Rand Energy Group Inc., a privately held British Columbia corporation in exchange for certain valuable rights, technology, information, and other tangible and intangible assets relating to the United States rights to the Original Engine. Rand Energy is owned 51% by Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange (“Reg Tech”), and 49% by Rand Cam-Engine Corp. Reg Tech’s President is also our President and its Vice President is also Vice President of the Company.

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

The terms of the agreements referenced above were negotiated by the parties in non-arm’s-length transactions but were deemed by the parties involved to be fair and equitable under the circumstances existing at the time.

SMR Investments Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977, Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd. Susanne M. Robertson, Mr. Robertson’s wife, owns SMR Investment Ltd. Rand Cam-Engine Corp. is a privately held company whose stock is reportedly majority-owned and controlled by James McCann and the balance by several other shareholders.

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

As During the year ended April 30, 2012 changes to the amounts owed to/by related parties are as follows:

	April 30, 2011	(Repayment)/ Loan in Year	April 30, 2012

Due to Minewest Silver and Gold Corp.	$-	$413	$413
Due to IAS Energy, Inc.	7,541	-	7,541
Due to Reg Technologies and its subsidiary Rand Energy Group Inc.	796,970	203,406	1,000,376
Due to SMR Investments Ltd.	50,715	7,922	58,637
Due to John Robertson	42,444	-	42,444
Due to Information Highway Inc.	18,892	-	18,892
Due to JGR Petroleum	91,372	-	91,372
Due to KLR Petroleum Inc.	30,038	-	30,038
Due to Teryl Resources Corp.	28,600	(3,590)	25,010
Due to Access Information Inc.	148,828	30,000	178,828
Due to Rainbow Networks	21,000	-	21,000
Due to Imaging Tech	69,900	-	69,900
	$1,306,300	$238,151	$1,544,451

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

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-laws	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
3.5	Articles of Amendment Increasing Authorized Capital to 100,000,000 May 2007	(8)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between REGI U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between REGI U.S. and ColTec, Inc.	(3)
10.3	Agreement between ColTec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
10.8	Management Agreement with Access Information Services, Inc., dated January 2, 1993 in the name of Sky Technologies, Inc. (the Company’s previous name)	(9)
10.9	Engagement Letter with The Otto Law Group, dated August 4, 2004	(9)
10.10	Project Cost Sharing Agreement with Reg Technologies Inc.	(9)
14.1	Code of Business Conduct and Ethics	(10)
21.1	List of Subsidiaries	(7)
23.1	Consent of Independent Auditors (Malone Bailey LLP)	(11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)
32.1	Certification of John G. Robertson, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)
32.2	Certification of James Vandeberg, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)
101.INS	XBRL Instance Document	(11)
101.SCH	XBRL Taxonomy Extension Schema	(11)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(11)
101.DEF	XBRL Taxonomy Extension Definition Linkbase	(11)
101.LAB	XBRL Taxonomy Extension Label Linkbase	(11)
101.PRE	XBRL Taxonomy Presentation Linkbase	(11)

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2007
(8)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2008
(9)	Incorporated by reference from our Form 10-K Amendment for the fiscal year ended April 30, 2010 filed on May 13, 2011
(10)	Incorporated by reference from our Form 10-K for the fiscal year ended April 30, 2011 filed on August 15, 2011
(11)	Incorporated herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By:	/s/ “John G. Robertson”
John G. Robertson, President
Chief Executive Officer and Director

Dated: August 16, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board,	August 16, 2012
(John G. Robertson)	President, Chief Executive Officer and Director

/s/ James Vandeberg	Chief Operating Officer, Chief	August 16, 2012
(James Vandeberg)	Financial Officer and Director

/s/ Thomas Robertson	Director	August 16, 2012
(Thomas Robertson)

