Form 10-Q
period 2012-07-31
REGI U S INC
filed 2012-09-19
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended July 31, 2012

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

Yes [  ]    No [  ]

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

Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,600,965 shares of common stock with no par value outstanding as of September 19, 2012.

FORM 10-Q

REGI U.S., Inc.

2

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	July 31, 2012	April 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$76	$44

Total Assets	$76	$44

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities: Bank overdraft	$-	$251
Accounts payable and accrued liabilities	202,110	202,006
Due to related parties	1,523,586	1,544,451
Total Current Liabilities	1,725,696	1,746,708

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 29,633,318 and 28,898,024 shares issued and outstanding, respectively	9,662,314	9,424,015
Deficit accumulated during the development stage	(11,387,934)	(11,170,679)
Total Stockholders’ Deficit	(1,725,620)	(1,746,664)

Total Liabilities and Stockholders’ Deficit	$76	$44

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

			July 27, 1992
	Three Months Ended		(Inception)
	July 31,		Through
	2012	2011	July 31, 2012
Operating Expenses:
Amortization	$-	$-	$130,533
General and administrative	184,191	80,780	9,087,326
Impairment loss	-	-	72,823
Gain on settlement of accounts payable	-	-	(200,351)
Research and development	32,704	60,412	4,677,529

Loss from operations	(216,895)	(141,192)	(13,767,860)

Other Income (Expense)
Interest expense	(360)	-	(770)
Gain on change in fair value of derivative liabilities	-	60,103	280,488

Net loss	$(217,255)	$(81,089)	$(13,488,142)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding – basic and diluted	29,474,000	28,753,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			July 27, 1992
	Three Months Ended		(Inception)
	July 31,		Through
	2012	2011	July 31, 2012
Cash flows from operating activities:
Net loss	$(217,255)	$(81,089)	$(13,488,142)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	-	-	130,533
Donated services	30,000	37,500	1,605,000
Impairment loss	-	-	72,823
Shares issued for services	6,000	11,700	434,900
Options and warrants expenses	132,299	-	1,603,437
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liability	-	(60,103)	(280,488)
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	-	(860)	-
Accounts payable and accrued liabilities	104	(344)	411,027
Net cash used in operating activities	(48,852)	(93,196)	(8,761,957)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	-	260,136
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	-	-	(236,616)

Cash flows from financing activities
Advances (to) from related parties	(20,865)	92,875	1,834,423
Bank overdraft	(251)	-	-
Proceeds from convertible debentures	-	-	5,000
Proceeds from the exercise of options	-	-	5,000
Proceeds from the sale of common stock	70,000	-	7,154,226
Net cash provided by financing activities	48,884	92,875	8,998,649

Net increase (decrease) in cash and cash equivalents	32	(321)	76
Cash and cash equivalents, beginning of period	44	435	-
Cash and cash equivalents, end of period	$76	$114	$76

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-
Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principle	$-	$-	$280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of REGI U.S., Inc. (“REGI”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2012 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2011 as reported in Form 10-K, have been omitted.

NOTE 2.   GOING CONCERN

REGI incurred net losses of $217,255 for the three months ended July 31, 2012, has a working capital deficit of $1,725,620 and an accumulated deficit of $11,387,934 at July 31, 2012. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of July 31, 2012 and for the three months ended July 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3.  RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand except for the $24,000 promissory note described below. Related parties consist of companies controlled or significantly influenced by the President of REGI. As of July 31, 2012, there was no balance due from related parties and $1,523,586 due to related parties. As of April 30, 2012, there was no balance due from related parties and $1,544,451 due to related parties.

During the year ended April 30, 2012 the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the three months ended July 31, 2012, interest expense of $360 was recorded on the promissory note. The principal balance of the note is included as due to related parties in the consolidated balance sheet

During the three month period ended July 31, 2012, the President, CEO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the three month period ended July 31, 2011.

During the three month period ended July 31, 2011, the former Vice President and director of REGI provided consulting services to REGI valued at $7,500, which were accounted for as donated capital and charged to expense during the period. His services were terminated during the year ended April 30, 2012 and no expense was recorded in the three month period ended July 31, 2012.

During the three month period ended July 31, 2012, the CFO, COO and director of REGI provided consulting services to REGI valued at $7,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the three month period ended July 31, 2011.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.

NOTE 4.  STOCKHOLDERS’ EQUITY

a)	Common Stock Options and Warrants

During the three month periods ended July 31, 2012 and 2011, the Company recorded aggregate stock-based compensation associated with options and warrants of $132,299 and $0, respectively.  At July 31, 2012 and April 30, 2012, the Company had $219,842 and $78,997 respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the three months ended July 31, 2012 and 2011 was determined using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended July 31,
	2012	2011

Risk free interest rate	0.15 - 0.74%	-
Expected life	0.01 - 5 years	-
Annualized volatility	204.98% - 377.83%	-
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

On May 15, 2012, REGI modified the exercise price of 325,000 outstanding common stock options and warrants whereby the exercise price was reduced to $0.10 per share. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $5,853. $2,257 was expensed during the three months ended July 31, 2012 and the remaining amount will be expensed over the future vesting periods.

On May 15, 2012, REGI granted an aggregate of 1,158,000 common stock options for services. The options are exercisable at $0.10 per share and expire May 15, 2017. These options vest 25% upon grant, 25% 90 days after the first 25% is exercised, 25% 90 days after the second 25% are exercised and 25% 90 days after the third 25% are exercised. REGI calculated the fair value of the options using the Black-Scholes option pricing model and determined it to be $194,881. $48,720 was expensed during the three months ended July 31, 2012 and the remaining amount will be expensed over the future vesting periods.

On July 27, 2012, the Company extended the expiration date of 833,950 outstanding common stock warrants with expiration dates between July 30, 2012 and February 14, 2013 by 1 year and reduced their exercise price from $1.50 to $0.50. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $81,322 which was expensed in full during the three months ended July 31, 2012.

A summary of REGI’s stock option activity for the three months ended July 31, 2012 is as follows:

	July 31, 2012
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	250,000	$0.13
Granted	1,158,000	0.10
Expired	(75,000)	0.20
Forfeited	-	-
Outstanding at end of period	1,333,000	$0.10
Exercisable at end of period	352,000	$0.10
Weighted average fair value of options granted		$0.17

At July 31, 2012, the exercise price and the weighted average remaining contractual life of the outstanding options were $0.10 and 4.47 years, respectively. The intrinsic value of “in the money” options at July 31, 2012 was $3,520.

At April 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $0.50 per share and 1.83 years, respectively. The intrinsic value of “in the money” options at April 30, 2012 was zero.

A summary of REGI’s common stock warrant activity for three months ended July 31, 2012 is as follows:

	July 31, 2011
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	1,183,950	$0.41
Granted	-	-
Expired	-	-
Forfeited	-	-

Outstanding at end of period	1,183,950	$0.41
Exercisable at end of period	1,071,450	$0.44
Weighted average fair value of warrants granted		$-

At July 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.10 to $0.50 per share and 1.67 years, respectively.  The intrinsic value of “in the money” exercisable warrants at July 31, 2012 was $375.

At April 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 1.22 years, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2012 was zero.

b)	Non-Cash Consideration

During the three months ended July 31, 2012, REGI issued a consultant 35,294 common shares valued at $6,000 for services.

c)	Cash Consideration

During the three months ended July 31, 2012, REGI sold an aggregate of 700,000 units for aggregate cash proceeds of $70,000. Each unit consists of one common share and one common stock warrant. The warrants will be exercisable at $0.15 per share and expire one year from the closing date of this private placement. The warrants will not be granted until the closing of the private placement.

NOTE 5. SUBSEQUENT EVENTS

During August 2012, REGI sold an aggregate of 950,000 units for aggregate cash proceeds of $95,000. Each unit consists of one common share and one common stock warrant. The warrants are exercisable at $0.15 per share and expire one year from the closing date of this private placement.

During August 2012, REGI issued 17,647 common shares for services rendered.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2012. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Nature of Business

We are a development stage company engaged in the business of developing and building an improved axial vane-type rotary engine known as the RadMax™ rotary technology (the “RadMax® Engine”), used in the design of lightweight and high efficiency engines, compressors and pumps. We have a project cost sharing agreement, whereby the development of the RadMax™ Engine will be funded equally by us and by Reg Technologies Inc. (“Reg Tech”), a public company listed for trading on the TSX Venture Exchange and on OTC.BB. Reg Tech holds approximately 11% of our issued and outstanding shares.

Plan of Operation

As we announced on September 17, 2012, all the RadMax™ parts are now fabricated and assembly facilities are now being prepared for testing.

Our plan of operation for the twelve months following the date of this report is to continue our research and development on the technology. During the next 12 months we are committed to expend an aggregate of $100,000 for research and development activities, to finish the building and testing of the current diesel prototype and prepare and test a natural gas version, estimated at $25,000 each over the next 12 months.

As well, we anticipate spending an additional $180,000 for general and administrative expenses, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $15,000 per month.

Going Concern

We incurred net losses of $217,255 during the three months ended July 31, 2012, had a working capital deficit of $1,725,620 and an accumulated deficit of $11,387,934 at July 31, 2012. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

We may receive interim support from affiliated companies and plan to raise additional capital through debt and/or equity financings. We may also raise additional funds through the exercise of warrants and stock options, if exercised. However, there is no assurance that any of these activities will be successful.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended April 30, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for Three Months Ending July 31, 2012 Compared to the Three Months Ended July 31, 2011

We had a net loss of $217,255 during the three months ended July 31, 2012, increased by $136,166 from net loss of $81,089 during the three months ended July 31, 2011.

During the three months ended July 31, 2011 we had gain on the change in fair value of derivative liabilities $60,103. We did no have such gain during the three months ended July 31, 2012.

Research and development expenses increased from $60,412 in three months ended July 31, 2011 to $32,704 in three months ended July 31, 2012, due to the fact that fabrication to complete the cam and actuator for the RadMax™ demonstration diesel engine model was completed during the year ended April 30, 2012.

Total general and administrative expenses increased from $80,780 in three months ended July 31, 2011 to $184,191 in the three months ended July 31, 2012, largely due to the $132,299 we recorded for options granted and warrants and options modified during the period, which was absent during the three months ended July 31, 2011.

Other expense comparisons are as follows:

-	Office and administrative expenses decreased from $19,906 in three months ended July 31, 2011 to $12,659 in three months ended July 31, 2012.

-	Professional fees including legal, accounting, and auditors’ review costs decreased from $10,202 in three months ended July 31, 2011 to $8,275 in three months ended July 31, 2012, as accounting services for the year ended April 30, 2012 was partially completed subsequent to July 31, 2012.

-	Consulting and management fees were consistent at $30,000 in the three months ended July 31, 2012 compared to $41,767 in the three months ended July 31, 2011.

-	Shareholder communication decreased from $8,905 in three months ended July 31, 2011 to $1,553 in three months ended July 31, 2011 as the management facing the difficulties of the financial market.

-	During the three months ended July 31, 2012 we recorded in interest expense of $360 on promissory note issued to a related party. We did not have such promissory note or interest expense in the three months ended July 31, 2011.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the three months ended July 31, 2012, we financed our operations mainly through proceeds of $70,000 from the sale of common stock.

During the three months ended July 31, 2012 we had net proceeds of $20,865 returned to our affiliated companies Reg Technologies Inc. At July 31, 2012 total amount owing to related parties is $1,523,586 or 88.29% of total liabilities as of July 31, 2012. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

We also plan to raise additional capital through debt and/or equity financings. We cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue the development of our RadMax™ Engine and our business will fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the three months ended July 31, 2012, attached hereto.

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

(b)         Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2012, REGI sold an aggregate of 700,000 units for aggregate cash proceeds of $70,000. Each unit consists of one common share and one common stock warrant. The warrants will be exercisable at $0.15 per share and expire one year from the closing date of this private placement. The warrants will not be granted until the closing of the private placement.

During the three months ended July 31, 2012, REGI issued a consultant 35,294 common shares valued at $6,000 for services.

During August 2012, REGI sold an aggregate of 950,000 units for aggregate cash proceeds of $95,000. Each unit consists of one common share and one common stock warrant. The warrants are exercisable at $0.15 per share and expire one year from the closing date of this private placement.

During August 2012, REGI issued a consultant 17,647 common shares valued at $3,000 for services.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

(a)         Exhibit(s)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document (**)

101.SCH XBRL	Taxonomy Extension Schema Document (**)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (**)

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (**)

101.LAB XBRL	Taxonomy Extension Labels Linkbase Document (**)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (**)

* Previously filed

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 19, 2012

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

