Form 10-Q
period 2012-10-31
REGI U S INC
filed 2012-12-17
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________to ___________________

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,745,965 shares of common stock with no par value outstanding as of December 17, 2012.

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	October 31, 2012	April 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$69	$44

Total Assets	$69	$44

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank overdraft	$-	$251
Accounts payable and accrued liabilities	205,898	202,006
Due to related parties	1,474,499	1,544,451
Total Current Liabilities	1,680,397	1,746,708

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 30,725,965 and 28,898,024 shares issued and outstanding, respectively	9,792,877	9,424,015
Deficit accumulated during the development stage	(11,473,205)	(11,170,679)
Total Stockholders’ Deficit	(1,680,328)	(1,746,664)

Total Liabilities and Stockholders’ Deficit	$69	$44

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

					July 27, 1992
	Three Months Ended		Six Months Ended		(Inception)
	October 31,		October 31,		Through
	2012	2011	2012	2011	October 31, 2012

Operating Expenses:
Amortization	$-	$-	$-	$-	$130,533
General and administrative	68,388	93,772	252,579	174,552	9,155,714
Impairment loss	-	-	-	-	72,823
Gain on settlement of accounts payable	-	-	-	-	(200,351)
Research and development	16,523	20,677	49,227	81,089	4,694,052

Loss from Operations:	(84,911)	(114,449)	(301,806)	(255,641)	(13,852,771)

Other Income (Expense):
Interest expense	(360)	-	(720)	-	(1,130)
Gain on change in fair value of derivative liabilities	-	12,312	-	72,415	280,488

Net loss	$(85,271)	$(102,137)	$(302,526)	$(183,226)	$(13,573,413)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	30,353,000	28,772,000	29,914,000	28,762,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,		July 27, 1992 (Inception) Through
	2012	2011	October 31, 2012
Cash flows from operating activities:
Net loss	$(302,526)	$(183,226)	$(13,573,413)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization	-	-	130,533
Donated services	60,000	75,000	1,635,000
Impairment loss	-	-	72,823
Shares issued for services	9,000	23,400	437,900
Options and warrants issued for service	132,299	-	1,603,437
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liability	-	(72,415)	(280,488)
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	-	(645)	-
Accounts payable and accrued liabilities	3,892	(1,120)	414,815
Net cash used in operating activities	(97,335)	(159,006)	(8,810,440)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	-	260,136
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	-	-	(236,616)

Cash flows from financing activities
Advances from related parties	(69,952)	150,598	1,785,336
Bank indebtedness	(251)	1,138	-
Proceeds from convertible debentures		-	5,000
Proceeds from exercise of options	-	-	5,000
Proceeds from the sale of common stock	167,563	7,120	7,251,789
Net cash provided by financing activities	97,360	158,856	9,047,125

Net change in cash and cash equivalents	25	(150)	69
Cash and cash equivalents, beginning of period	44	435	-
Cash and cash equivalents, end of period	$69	$285	$69

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principle	$-	$-	$280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

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

NOTE 2.   GOING CONCERN

REGI incurred net losses of $302,526 for the six months ended October 31, 2012, has a working capital deficit of $1,680,328 and an accumulated deficit of $11,473,205 at October 31, 2012. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of October 31, 2012 and for the six months ended October 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3.   RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand except for the $24,000 promissory note described below. Related parties consist of companies controlled or significantly influenced by the President of REGI. As of October 31, 2012, there was no balance due from related parties and $1,474,499 due to related parties. As of April 30, 2012, there was no balance due from related parties and $1,544,451 due to related parties.

During the year ended April 30, 2012 the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the six months ended October 31, 2012, interest expense of $720 was recorded on the promissory note. The principal balance of the note is included as due to related parties in the consolidated balance sheet

During the six month period ended October 31, 2012, the President, CEO and director of REGI provided consulting services to REGI valued at $45,000, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the six month period ended October 31, 2011.

During the six month period ended October 31, 2011, the former Vice President and director of REGI provided consulting services to REGI valued at $15,000, which were accounted for as donated capital and charged to expense during the period. His services were terminated during the year ended April 30, 2012 and no expense was recorded in the six month period ended October 31, 2012.

During the six month period ended October 31, 2012, the CFO, COO and director of REGI provided consulting services to REGI valued at $15,000, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the six month period ended October 31, 2011.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.

NOTE 4.   STOCKHOLDERS’ EQUITY

a)	Common Stock Options and Warrants

During the three month periods ended October 31, 2012 and 2011, the Company recorded aggregate stock-based compensation associated with options and warrants of $132,299 and $0, respectively. At October 31, 2012 and April 30, 2012, the Company had $219,842 and $78,997 respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the six months ended October 31, 2012 and 2011 was determined using the Black-Scholes option pricing model and the following assumptions:

Six months Ended October 31,
	2012	2011

Risk free interest rate	0.15 - 0.74%	-
Expected life	0.01 - 5 years	-
Annualized volatility	204.98% - 377.83%	-
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

On May 15, 2012, REGI modified the exercise price of 325,000 outstanding common stock options and warrants whereby the exercise price was reduced to $0.10 per share. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $5,853. $2,257 was expensed during the six months ended October 31, 2012 and the remaining amount will be expensed over the future vesting periods.

On May 15, 2012, REGI granted an aggregate of 1,158,000 common stock options for services. The options are exercisable at $0.10 per share and expire May 15, 2017. These options vest 25% upon grant, 25% 90 days after the first 25% is exercised, 25% 90 days after the second 25% are exercised and 25% 90 days after the third 25% are exercised. REGI calculated the fair value of the options using the Black-Scholes option pricing model and determined it to be $194,881. $48,720 was expensed during the six months ended October 31, 2012 and the remaining amount will be expensed over the future vesting periods.

On July 27, 2012, the Company extended the expiration date of 833,950 outstanding common stock warrants with expiration dates between July 30, 2012 and February 14, 2013 by one year and reduced their exercise price from $1.50 to $0.50. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $81,322 which was expensed in full during the six months ended October 31, 2012.

A summary of REGI’s stock option activity for the six months ended October 31, 2012 is as follows:

	October 31, 2012
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	250,000	$0.13
Granted	1,158,000	0.10
Expired	(75,000)	0.20
Forfeited	-	-
Outstanding at end of period	1,333,000	$0.10
Exercisable at end of period	352,000	$0.10
Weighted average fair value of options granted		$0.17

At October 31, 2012, the exercise price and the weighted average remaining contractual life of the outstanding options were $0.10 and 4.22 years, respectively. The intrinsic value of “in the money” exercisable options at October 31, 2012 was $17,600.

At April 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $0.50 per share and 1.83 years, respectively. The intrinsic value of “in the money” exercisable options at April 30, 2012 was zero.

A summary of REGI’s common stock warrant activity for six months ended October 31, 2012 is as follows:

	October 31, 2012
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	1,183,950	$0.41
Granted	-	-
Expired	-	-
Forfeited	-	-

Outstanding at end of period	1,183,950	$0.41
Exercisable at end of period	1,071,450	$0.44
Weighted average fair value of warrants granted		$-

At October 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.10 to $0.50 per share and 1.42 years, respectively. The intrinsic value of “in the money” exercisable warrants at October 31, 2012 was $1,875.

At April 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 1.22 years, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2012 was zero.

b)	Non-Cash Consideration

During the six months ended October 31, 2012, REGI issued a consultant 52,941 common shares valued at $9,000 for services.

c)	Cash Consideration

During the six months ended October 31, 2012, REGI sold an aggregate of 1,775,000 units for aggregate cash proceeds of $167,563, net of issuance costs of $9,937. Each unit consists of one common share and one common stock warrant. The warrants were issued on November 13, 2012, the closing date of the private placement, and are exercisable at $0.15 per share for one year from November 13, 2012.

NOTE 5.   SUBSEQUENT EVENTS

During November 2012, REGI sold an aggregate of 20,000 units for aggregate cash proceeds of $2,000. Each unit consists of one common share and one common stock warrant. The warrants are exercisable at $0.15 per share and for one year from their issuance on November 13, 2012.

On November 7, 2012, 25,000 options exercisable into the Company’ common shares at $0.10 expired without being exercised.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2012. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Plan of Operation

As we announced on November 29, 2012, the assembly for the demonstration 375 Horsepower Rotary RadMax engine has commenced at Williams & White Machine, Inc. under the direction of Paul Porter, our Chief Engineer for the RadMax design.

The plans are to assemble the RadMax engine and commence a test plan which currently includes the following:

●	RadMax Engine assembly and Test Plan:
●	Verify Weight and Dimensions of Each Component
●	Trial Assembly
●	Final Assembly
●	Trial Fitment of Engine Accessories Prior to Fuel Testing
●	Test Stand Preparation
●	Engine Installation on Test Stand
●	Cold Performance Motoring Tests – No fuel
●	Increased RPM Performance Motoring Test.
●	Increase RPM (No fuel)
●	Dry Turn One-Minute Endurance Test (No fuel)
●	Dry Turn Multiple-Minutes Endurance Test (No fuel)

●	Second Test Plan using Fuel:
●	Hot Performance Starting Tests, with fuel
●	Hot Performance One-Minute Test, with fuel
●	Hot Performance Multiple-Minute Test, with fuel
●	Post Engine Test, Teardown and Inspection
●	Performance Measurement (one-hour run in)
●	Endurance Measurement (three-hour run in)
●	Develop Horsepower vs. Torque Curves
●	24X7 Test

The initial tests will be with diesel fuel and the second tests will be with natural gas as a fuel for a generator application.

Our plan of operation for the twelve months following the date of this report is to continue our research and development on the technology. During the next 12 months we are committed to expend an aggregate of $100,000 for research and development activities, to finish the tests.

As well, we anticipate spending an additional $180,000 for general and administrative expenses, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $15,000 per month.

Going Concern

We incurred net losses of $302,526 for the six months ended October 31, 2012, has a working capital deficit of $1,680,328 and an accumulated deficit of $11,473,205 at October 31, 2012. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for Six months Ending October 31, 2012 Compared to the Six months Ended October 31, 2011

We had a net loss of $302,526 during the six months ended October 31, 2012, increased by $119,300 from net loss of $183,226 during the six months ended October 31, 2011.

During the six months ended October 31, 2011 we had gain on the change in fair value of derivative liabilities $72,415. We did no have such gain during the six months ended October 31, 2012.

Research and development expenses decreased from $81,089 in six months ended October 31, 2011 to $49,227 in six months ended October 31, 2012, due to the fact that fabrication to complete the cam and actuator for the RadMax™ demonstration diesel engine model was completed during the year ended April 30, 2012, and fewer engineering hours are required during the six months ended October 31, 2012.

Total general and administrative expenses increased from $174,552 in six months ended October 31, 2011 to $252,579 in the six months ended October 31, 2012, largely due to the $132,299 we recorded for options granted and warrants and options modified during the period, which was absent during the six months ended October 31, 2011.

Other expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses increased slightly from $22,181 during the six months ended October 31, 2011 to $24,865 during the six months ended October 31, 2012 as more complex accounting was required during the current period;
●	Shareholder communication decreased from $14,905 during the six months ended October 31, 2011 to $3,085 during the six months ended October 31, 2012 due to management’s decision to only rely on efficient in-house services during the current period;
●	Office and administrative expenses were consistent from $31,555 during the six months ended October 31, 2011 to $32,401 during the six months ended October 31, 2012; and
●	Consulting and management fees decreased from $94,816 including donated services of $75,000 during the six months ended October 31, 2011 to $60,000, all donated, during the six months ended October 31, 2012, as our former vice president did not provide services in 2012.

During the six months ended October 31, 2012 we recorded interest expense of $720 on promissory note issued to a related party. We did not have such promissory note or interest expense in the six months ended October 31, 2011.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the six months ended October 31, 2012, we financed our operations mainly through proceeds of $167,563 from the sale of common stock net of share issuance costs.

During the six months ended October 31, 2012 we had net proceeds of $69,952 returned to our affiliated companies Reg Technologies Inc. At October 31, 2012 total amount owing to related parties is $1,474,449 or 87.75% of total liabilities as of October 31, 2012. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the six months ended October 31, 2012, attached hereto.

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

6

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

From May 1, 2012 to the date of this report, we issued a consultant 52,941 common shares valued at $9,000 for services.

From May 1, 2012 to the date of this report, we sold an aggregate of 1,795,000 units for gross cash proceeds of $167,563, net of issuance costs of $9,937. Each unit consists of one common share and one common stock warrant. The warrants were issued on November 13, 2012, the closing date of the private placement, and are exercisable at $0.15 per share for one year from November 13, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibit(s)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 17, 2012

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

