Form 10-Q
period 2013-01-31
REGI U S INC
filed 2013-03-25
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________ to

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

Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ’‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,995,965 shares of common stock with no par value outstanding as of March 25, 2013.

2

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

3

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	January 31, 2013	April 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$526	$44

Total Assets	$526	$44

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank overdraft	$-	$251
Accounts payable and accrued liabilities	206,036	202,006
Due to related parties	1,513,736	1,544,451
Total Current Liabilities	1,719,772	1,746,708

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 30,995,965 and 28,898,024 shares issued and outstanding, respectively	9,849,877	9,424,015
Deficit accumulated during the development stage	(11,569,123)	(11,170,679)
Total Stockholders’ Deficit	(1,719,246)	(1,746,664)

Total Liabilities and Stockholders’ Deficit	$526	$44

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

					July 27, 1992
	Three Months Ended		Nine Months Ended		(Inception)
	January 31,		January 31,		Through
	2013	2012	2013	2012	January 31, 2013

Operating Expenses:
Amortization	$-	$-	$-	$-	$130,533
General and administrative	59,234	82,684	326,813	257,236	9,229,948
Impairment loss	-	-	-	-	72,823
Gain on settlement of accounts payable	-	-	-	-	(200,351)
Research and development	21,324	29,619	70,551	110,708	4,715,376

Loss from Operations:	(80,558)	(112,303)	(397,364)	(367,944)	(13,948,329)

Other Income (Expense):
Interest expense	(360)	(50)	(1,080)	(50)	(1,490)
Gain on change in fair value of derivative liabilities	-	-	-	72,415	280,488
Other Income (Expense)	(360)	(50)	(1,080)	72,365	278,998

Net income (loss)	$(80,918)	$(112,353)	$(398,444)	$(295,579)	$(13,669,331)

Net income (loss) per share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Net income (loss) per share – diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding – basic	30,834,000	28,818,000	30,224,000	28,781,000

Weighted average shares outstanding – diluted	30,834,000	28,818,000	30,224,000	28,781,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			July 27, 1992
	Nine Months Ended		(Inception)
	January 31,		Through
	2013	2012	January 31, 2013
Cash flows from operating activities:
Net Loss	$(398,444)	$(295,597)	$(13,669,331)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	-	-	130,533
Donated services	90,000	112,500	1,665,000
Impairment loss	-	-	72,823
Shares issued for services	9,000	31,200	437,900
Options and warrants issued for services	132,299	-	1,603,437
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liabilities	-	(72,415)	(280,488)
Write-off of intellectual property			578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	-	(6,014)	-
Accounts payable and accrued liabilities	4,030	31,164	414,953
Net cash used in operating activities	(163,115)	(199,144)	(8,876,220)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	-	260,136
Purchase of equipment	-	-	(198,419)
Net cash provided by (used in) investing activities	-	-	(236,616)

Cash flows from financing activities
Advances from related parties	(30,715)	191,934	1,824,573
Bank indebtedness	(251)	-	-
Proceeds from convertible debentures	-	-	5,000
Proceeds from the exercise of options	-	-	5,000
Proceeds from the sale of common stock, net of issuance costs	194,563	7,120	7,278,789
Net cash provided by financing activities	163,597	199,054	9,113,362

Net change in cash and cash equivalents	482	(90)	526
Cash and cash equivalents, beginning of period	44	435	-
Cash and cash equivalents, end of period	$526	$345	$526

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Warrants issued for equity line of credit	$-	$-	$280,488
Cumulative effect of change in accounting principal	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of REGI U.S., Inc. (“REGI”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2012 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2012 as reported in Form 10-K, have been omitted.

NOTE 2. GOING CONCERN

REGI incurred net losses of $398,444 for the nine months ended January 31, 2013, has a working capital deficit of $1,719,246 and an accumulated deficit of $11,569,123 at January 31, 2013. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of January 31, 2013 and for the nine months ended January 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand except for the $25,224 promissory note described below. Related parties consist of companies controlled or significantly influenced by the President of REGI. As of January 31, 2013, there was no balance due from related parties and an aggregate of $1,513,736 due to related parties. As of April 30, 2012, there was no balance due from related parties and $1,544,451 due to related parties.

During the year ended April 30, 2012 the Company issued a promissory note of $25,224 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and matures June 30, 2013. During the nine months ended January 31, 2013, interest expense of $1,080 was recorded on the promissory note. The principal balance of the note is included as due to related parties in the consolidated balance sheet

During the nine month period ended January 31, 2013, the President, CEO and director of REGI provided consulting services to REGI valued at $67,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the nine month period ended January 31, 2012.

During the nine month period ended January 31, 2012, the former Vice President and a former director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period. His services were terminated during the year ended April 30, 2012 and no expense was recorded in the nine month period ended January 31, 2013.

During the nine month period ended January 31, 2013, the CFO, COO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the nine month period ended January 31, 2012.

During each of nine months periods ended January 31, 2013 and 2012, management fees of $22,500 were accrued to a company having a common director.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.

NOTE 4. STOCKHOLDERS’ EQUITY

a)    Common Stock Options and Warrants

During the nine month periods ended January 31, 2013 and 2012, the Company recorded aggregate stock-based compensation associated with options and warrants of $132,299 and $0, respectively. At January 31, 2013 and April 30, 2012, the Company had $203,214 and $78,997 respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the nine months ended January 31, 2012 and 2011 was determined using the Black-Scholes option pricing model and the following assumptions:

Nine Months Ended January 31,
	2013	2012

Risk free interest rate	0.15 - 0.74%	-
Expected life	0.01 - 5 years	-
Annualized volatility	204.98% - 377.83%	-
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

On May 15, 2012, REGI modified the exercise price of 325,000 outstanding common stock options and warrants whereby the exercise price was reduced to $0.10 per share. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $5,853. $2,257 was expensed during the nine months ended January 31, 2012 and the remaining amount will be expensed over the future vesting periods.

On May 15, 2012, REGI granted an aggregate of 1,158,000 common stock options for services. The options are exercisable at $0.10 per share and expire May 15, 2017. These options vest 25% upon grant, 25% 90 days after the first 25% is exercised, 25% 90 days after the second 25% are exercised and 25% 90 days after the third 25% are exercised. REGI calculated the fair value of the options using the Black-Scholes option pricing model and determined it to be $194,881. $48,720 was expensed during the nine months ended January 31, 2012 and the remaining amount will be expensed over the future vesting periods.

On July 27, 2012, the Company extended the expiration date of 833,950 outstanding common stock warrants with expiration dates between July 30, 2012 and February 14, 2013 by one year and reduced their exercise price from $1.50 to $0.50. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $81,322 which was expensed in full during the nine months ended January 31, 2012.

A summary of REGI’s stock option activity for the nine months ended January 31, 2013 is as follows:

	January 31, 2013
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	250,000	$0.13
Granted	1,158,000	0.10
Expired	(100,000)	0.18
Outstanding at end of period	1,308,000	$0.10
Exercisable at end of period	327,000	$0.10
Weighted average fair value of options granted		$0.17

At January 31, 2013, the exercise price and the weighted average remaining contractual life of the outstanding options were $0.10 and 4.05 years, respectively. The intrinsic value of “in the money” exercisable options at January 31, 2012 was $19,620.

At April 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $0.50 per share and 1.83 years, respectively. The intrinsic value of “in the money” exercisable options at April 30, 2012 was zero.

A summary of REGI’s common stock warrant activity for nine months ended January 31, 2013 is as follows:

	January 31, 2013
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	1,183,950	$0.41
Issued	2,166,200	0.15
Expired	(100,000)	0.10

Outstanding at end of period	3,250,150	$0.25
Exercisable at end of period	3,237,650	$0.25

At January 31, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.10 to $0.50 per share and 0.95 year, respectively. The intrinsic value of “in the money” exercisable warrants at January 31, 2012 was $23,912.

At April 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 1.22 years, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2012 was zero.

b)    Non-Cash Consideration

During the nine months ended January 31, 2013, REGI issued a consultant 52,941 common shares valued at $9,000 for services.

c)    Cash Consideration

During the nine months ended January 31, 2013, REGI sold an aggregate of 2,045,000 units for cash proceeds of $194,563, net of issuance costs of $9,937. Each unit consists of one common share and one common stock warrant. The warrants were issued on November 13, 2012, the closing date of the private placement, and are exercisable at $0.15 per share for one year from November 13, 2012.

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

Going Concern

We incurred net losses of $398,444 for the nine months ended January 31, 2013, has a working capital deficit of $1,719,246 and an accumulated deficit of $11,569,123 at January 31, 2013. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for nine months Ending January 31, 2013 Compared to the nine months Ended January 31, 2012

We had a net loss of $398,444 during the nine months ended January 31, 2013, increased by $102,865 from net loss of $295,579 during the nine months ended January 31, 2012.

During the nine months ended January 31, 2012 we had gain on the change in fair value of derivative liabilities $72,415. We did not have such gain during the nine months ended January 31, 2013.

Research and development expenses decreased from $110,708 in nine months ended January 31, 2012 to $70,551 in nine months ended January 31, 2013, due to the fact that fabrication to complete the cam and actuator for the RadMax™ demonstration diesel engine model was completed during the year ended April 30, 2012, and fewer engineering hours are required during the nine months ended January 31, 2013.

Total general and administrative expenses increased from $257,236 in nine months ended January 31, 2012 to $326,813 in the nine months ended January 31, 2013, largely due to the $132,299 we recorded for options granted and warrants and options modified during the period, which was absent during the nine months ended January 31, 2012.

Other expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses increased slightly from $30,219 during the nine months ended January 31, 2012 to $30,325 during the nine months ended January 31, 2012 as more complex accounting was required during the current period;

●	Shareholder communication decreased from $17,536 during the nine months ended January 31, 2011 to $834 during the nine months ended January 31, 2012 due to management’s decision to only rely on efficient in-house services during the current period;

●	Office and administrative expenses decreased from $58,829 during the nine months ended January 31, 2012 to $37,877 during the nine months ended January 31, 2013; and

●	Consulting and management fees decreased from $141,066 including donated services of $97,500 during the nine months ended January 31, 2012 to $112,500, including donated services of $90,000, during the nine months ended January 31, 2013, as our former vice president did not provide services in 2013.

During the nine months ended January 31, 2013 we recorded interest expense of $1,080 on promissory note issued to a related party. During the nine months ended January 31, 2012 we recorded interest expense of $50 on promissory note issued to a related party, as the promissory note was outstanding for a shorter period of time by January 31, 2012.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the nine months ended January 31, 2013, we financed our operations mainly through proceeds of $194,563 from the sale of common stock net of share issuance costs.

During the nine months ended January 31, 2013 we had net proceeds of $30,715 returned to our affiliated companies. At January 31, 2013 total amount owing to related parties is $1,513,736 or 88.02% of total liabilities as of January 31, 2013. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the nine months ended January 31, 2013, attached hereto.

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

(b)    Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From May 1, 2012 to the date of this report, we sold an aggregate of 2,045,000 units for cash proceeds of $194,563, net of issuance costs of $9,937. Each unit consists of one common share and one common stock warrant. The warrants were issued on November 13, 2012, the closing date of the private placement, and are exercisable at $0.15 per share for one year from November 13, 2012.

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

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 25, 2013

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

