Form 10-K
period 2013-04-30
REGI U S INC
filed 2013-08-13
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, no par value, as of August 12, 2013 was 31,969,298.

State the aggregate market value of the voting and non-voting common equity computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,608,895 as of October 31, 2012.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “REGI” mean REGI U.S., Inc., unless otherwise indicated.

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

PART I

ITEM 1. BUSINESS

General

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. At April 30, 2013 Rand Energy Group Inc., a privately held British Columbia corporation (“Rand Energy”) holds approximately 1.86% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation (“Reg Tech”). Reg Tech holds approximately 8.66% of the common shares of REGI.

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

Our principal offices are located at 240-11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada. Our telephone number is (604) 278-5996 and our fax number is (604) 278-3409. Our website is www.regtech.com.

We will need to raise additional capital in the future beyond any amount currently on hand and which may become available as a result of the exercise of warrants and options which are currently outstanding, in order to fully implement our intended plan of operations.

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

Products and Projects

RadMax® Engine

The Company is working with Reg Technologies Inc. in developing a RadMax® Diesel Engine application based on a specification of its industry partner. Under the terms of a non-disclosure, we are prohibited from publishing the name of the partner or discussing the partner’s specific application.

We believe that the RadMax® Diesel Engine could achieve improved fuel consumption when compared to existing gasoline and turbine engines. This was based on a review by our thermodynamics engineer, Dr. Allen MacKnight, PhD, of published industry literature. Specifically, a given volume of diesel fuel contains approximately 30% more energy that the same volume of gasoline and diesel engines consume approximately 0.4 pounds of fuel for every horsepower hour. As a point of reference, all turbine engines consume approximately 0.8 pounds of fuel for every horsepower hour.

To bring the RadMax® Diesel Engine from concept to reality, a number of milestones, or steps, are required for ultimate qualification. These start with concept drawings and presentations, and lead to testing by independent agencies to validate the emissions, horsepower, and other critical metrics.

On March 12, 2012 we announced that our Radmax engine parts arrived at Williams and White Machine Inc. facilities that succeeded Path Technologies in Painesville, Ohio for manufacturing and assembling our prototype design.

Williams and White is a world class manufacturing organization comprising of three independent business units, Equipment, Machining, and Automation. Williams and White equipment manufactures specialized grinding equipment used in the cutting tool and machining industry and access to only the most advanced tooling in the world. The Automation division is specialized in development of Mechatronic solutions for custom project applications. Their website is www.williamsandwhite.com.

As a result of the development, Paul Porter, our Chief Engineer, is managing the final fabrication, assembling and testing of the prototype.

On July 11, 2012 we announced the following progress report:

●	The existing prototype design was being modified to run on diesel, and both compressed and liquid natural gas. The diesel would be tested initially, followed by natural gas. These modifications would not delay the testing of the diesel prototype.

●	Schedule for the manufacturing and assembly of the prototype: all components needed were completed; the remainder was in process and nearing completion. And

●	Work on an assembly procedure for the diesel prototype engine was under final review.

The decision to test and run on natural gas, as well as diesel, was made due to the fact that Canada and the U.S. have an abundance of natural gas, which is environmentally friendly and less expensive than gasoline products now available in today’s automobiles and trucks.

On September 17, 2012 we announced that all the RadMax™ parts were fabricated and assembly facilities were being prepared for testing. The final fabrication of the RadMax parts was an important Milestone. Significant time was spent on implementing the important design changes after a two year review by a large aerospace company’s group of engineers and Belcan Corporation.

On November 29, 2012 we announced that the assembly for the demonstration 375 Horsepower Rotary RadMax engine had commenced. The plans were to assemble the RadMax engine and commence a test plan which included the following:

●	Verify Weight and Dimensions of Each Component

●	Trial Assembly

●	Final Assembly

●	Trial Fitment of Engine Accessories Prior to Fuel Testing

●	Test Stand Preparation

●	Engine Installation on Test Stand

●	Cold Performance Motoring Tests – No fuel

●	Increased RPM Performance Motoring Test

●	Increase RPM (No fuel)

●	Dry Turn One-Minute Endurance Test (No fuel)

●	Dry Turn Multiple-Minutes Endurance Test (No fuel) Second Test Plan using Fuel

●	Hot Performance Starting Tests, with fuel

●	Hot Performance One-Minute Test, with fuel

●	Hot Performance Multiple-Minute Test, with fuel

●	Post Engine Test, Teardown and Inspection

●	Performance Measurement (one-hour run in)

●	Endurance Measurement (three-hour run in)

●	Develop Horsepower vs. Torque Curves

●	24X7 Test

The initial tests were with diesel fuel and the second tests were with natural gas as a fuel for a generator application.

On January 22, 2013 we announced that the 375 hp diesel RadMax™ engine was ready for assembly the week of the 28th of January 2013. The fit checks were completed and all the parts had been reworked or corrected for assembly. The future tests would be to measure the first set of friction data and a baseline compression test without seals, and next with the seals. Future tests would be utilizing diesel and natural gas as the fuel.

On February 6, 2013 we announced that the assembly on one side of the RadMax™ engine was completed and initial tests had commenced. Friction testing had been initiated with positive results. The initial dry friction tests indicated the engine should have friction loads equal to or better than a standard diesel engine. After the completion of the friction and compression tests the entire engine would be assembled and tested with diesel followed by compressed natural gas.

The original plan for the tests was to complete the assembly on the right side first. Then, after friction and compression tests the entire engine would be assembled for additional testing with diesel and natural gas. Mr. Paul Porter reported the following:

●	All parts were complete.

●	Most Subassemblies were complete.

●	The rotor and drive shaft were successfully assembled.

●	Two slots and oil coolers were corrected.

●	A single side of the engine was assembled with two vanes and actuators placed in adjacent slots.

●	Dry friction numbers were obtained for the installed vanes and actuators.

●	Dry friction of the rotor, shaft and cam alone was virtually zero. The force of gravity alone would rotate the assembly to where the oil coolers were installed.

●	Dry friction was measured with two actuators installed with vanes, but no seals.

The vanes were placed in adjacent slots with the oil coolers minus the seals and the linear bearing installed. The following was observed:

1. Static friction was measured at 72 ft-lbs @ 1 rpm.

2. Alignment of the stator to cam was critical to the value of the friction measured. The vanes and actuators would bind and friction would rise when the alignment was out. Therefore the above numbers were preliminary because the alignment was done visually and it was expected the friction would drop additionally when full and proper alignment was achieved.

3. There was zero lubrication of the bearings, oil cooler and vanes.

4. Evidence of rubbing of the vane against the oil coolers was observed at disassembly.

The above friction numbers would indicate the engine should have friction loads as good as or better than a standard diesel engine. Future Plans were:

●	Williams and White to make the required changes to the rotor.

●	During the week of February 11th, 2013 the engine would be assembled with seals in place.

●	Prepare the engine to measure friction numbers with the seals installed.

On April 2, 2013 we announced that successful tests were completed for the RadMax™ engine. Mr. Paul Porter reported the following:

●	The engine was assembled with half of the vanes and cam followers installed.

●	One set of vanes were positioned to allow the installation of all seals and form a single combustion chamber.

●	A hydrostatic pressure test was performed first at 400 psi, then 800 psi, and 1,000 psi.

●	Main bearing function test was performed.

●	Engine binding and alignment tests were performed.

●	Additional friction data was obtained.

●	A single combustion chamber was tested to verify pressure containment. A new standard diesel engine would show about 400 psi on a standard compression test. The combustion chamber was pressurized to 400 psi with very little pressure bleed off. The chamber pressure was increased to double the required psi, 800 psi and again little pressure bleed off was observed. The chamber pressure as again increased to 1,000 psi and was observed for 5minutes and the pressure drop was less than 100 psi. This indicated that the engine would be able to combust diesel, natural gas, regular gasoline, methanol and other currently used fuels.

The friction with the current arrangement was measured at about 200 ft. lbs. Binding of the components was drastically reduced with the new main bearing spacers in place. The engine was able to be rotated by hand with minimal binding. The cam follower system functioned as designed. It was observed that the force required to rotate the engine increased as the combustion chamber approached TDC. This would indicate that pressure was being built by the engine. It was also observed that the friction of the engine reduced with successive revolutions. This would indicate that the minimal lubrication was helping to “wear in” the tight components and reduce the overall friction.

The original design included static style vane seals in order to establish, cost effectively, that the sealing approach on combustion chamber was correct. In order to move forward with this prototype, a number of seal configurations must be tested to find the optimal design that would seal the chamber with the least friction. Therefore a small seal test fixture would be designed and various types of seals would be tested.

The wheel used to follow the cam on the stator were free floating on the spindle and spacers would be designed and tested to improve tracking of the wheels and reduce the chance of binding or pinching.

The above steps would allow further testing of the engine, which would include pre ignition friction and compression tests, low, medium and high speed rotation tests followed by combustion tests. During the combustion testing net horsepower, efficiency and emissions data for various rpms and power settings could be captured.

The Compression tests confirmed that combustion for the diesel fuel would be attainable and the sealing was sufficient to retain the compression.

On April 11, 2013 we announced that the Company had been selected to appear on 21st Century Business, an award winning international television series. “As a potential leader in their industry, REGI US was a natural fit for our show,” stated JL Haber, Vice President of Programming for 21st Century Business.

On April 15, 2013 we announced that Mr. Paul Porter were to attend the Unmanned Aircraft Systems West Symposium (“UAS”) in Washington DC on May 8-9, 2013. Mr. Porter was a speaker and a presenter at the symposium for the RadMax™ technology. The UAS was focusing on future developments of the UAS, which was estimated for global spending of $71 billion over the next 10 years.

This comprehensive conference brought together key officials and representatives from both the government and the industry that would examine the recent developments most critical capability gaps and likely future direction for unmanned aircraft systems.

It was an excellent opportunity for the Company to attract interested end users in the military and aerospace sector, to find out information on our light weight and fuel efficient RadMax rotary engine.

On June 7, 2013 we announced the RadMax™ engineering report as of May 2013, as follows:

Prototype Support

●	New Vane Seal Design:

The vane sealing requirements were prepared for Trelleborg. Contact was made and requirements were forwarded to Trelleborg. After initial discussions, the requirements were forwarded to the aerospace design group. They were flying two engineers to Spokane to meet and discuss possible solutions.

●	Test Fixture Design:

The design for a simple test fixture to test different seal and vane configurations was nearing completion. The design should be ready for quotation in early to mid-June. The purpose of the test fixture was to allow testing of the seals and be able to determine where leaks were occurring and why. Testing inside the prototype only allowed one to see the leakage rate, not where and why it was leaking. All seals would be visible in the test fixture and that would simplify fine tuning the seal design. The fixture would be able to test the seal at any level of extension and configuration.

Plans:

The seal test fixture was being designed. Upon completion, a number of seal types would be evaluated to determine what type of dynamic seals would perform best during combustion testing. When dynamic seal testing was complete further testing of the engine would commence.

According to Mr. Porter, the engine was close to the final phase before we capture the net horsepower, efficiency and emission data.

On July 18, 2013 Mr. Paul Porter reported that the seal Trelleborg working on the RadMax™ demonstration model looked excellent and would require little, if any, modification to the prototype. The new seal design would be thicker for increased wear life. The drawings for the test fixture had been completed by Mr. Porter for testing the emissions, fuel consumption, friction and wear & tear using diesel and natural gas as fuels.

Testing would commence upon completion of the manufacturing of the test fixture and seal for the RadMax™ demonstration model.

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

Patents

U.S. patent 5,429,084 was granted on July 4, 1995, to James McCann, Brian Cherry, Patrick Badgley and four other individuals for various improvements incorporated in the RC/DC Engine, This patent has been assigned to us. The patent to the original Rand Cam engine, U.S. Patent 4,401,070, was issued on August 30, 1983 to James McCann and the marketing rights were held by Rand Energy Group, Inc. Reg Technologies Inc. has the worldwide rights, excluding the United States, which are owned by the Company pursuant to agreements with Rand Energy Group, Inc.

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

The world-wide patents cover Canada and several countries in Europe, namely, Germany, France, Great Britain, and Italy.

The U.S. Patent and Trademark office issued patent number US7896630B2 on March 1, 2011, approving 23 claims of RadMax diesel engine technology. The new design claims were far more advanced than the existing Rand Cam technology patents, and give the Company an additional 20 years of patent technology protection.

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

Research and Development

Research and development work on the RadMax® Engine is coordinated and funded by Reg Tech and the Company as to 50% each. We contract with outside individuals, institutions and companies to perform most of the additional research and development work. We spent $84,415 and $114,496 on research and development in the years ended April 31, 2013 and 2012, respectively.

Employees

We do not have any employees; the Company and Reg Tech share the cost of several part-time employees. Our legal, accounting, marketing and administrative functions are contracted out to consultants.

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

We have reported losses in each year since its inception. At April 30, 2013, we had an accumulated deficit of $11,728,571 in accordance with US GAAP. Our history consists almost entirely of development of technologies funded entirely from the sale of our Common Stock or debts from related parties in the absence of revenues. We anticipate that it will continue to incur substantial additional operating losses for at least the next 12 months and expects cumulative losses to increase as our development efforts expand.

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

We have a history of operating losses, and an accumulated deficit, as of April 30, 2013, of $11,728,571. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Our officers lack experience to manufacture or market our products.

Assuming we are successful in developing the RadMax® Diesel Engine, we presently have no proven ability either to manufacture or market the engine. There is no assurance that we will be able to profitably manufacture and market engines.

Our auditors have indicated that our losses raise substantial doubt about our ability to continue a going concern.

The report of our independent auditors with respect to our financial statements included in this Form 10-K includes a “going concern” qualification, indicating that our losses and deficits in working capital and shareholders’ equity raise substantial doubt about our ability to continue as a going concern. See Notes to Audited Financial Statements.

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

Our present officers and directors have other unrelated full-time positions or part-time employment. Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only. Our management may devote time to other companies or projects which may compete directly or indirectly with us. Major competitors for our officers and directors’ time are IAS Energy, Inc., Teryl Resources Corp., Linux Gold Corp. Reg Technologies Inc., Legend Oil and Gas Ltd., American Sierra Gold Corp. and ASAP Expo, Inc.

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

We are dependent upon consultants and outside manufacturing facilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own no properties. We currently utilize office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies with common officers and directors. We currently do not pay rent for this office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings or litigation, nor are we aware that any litigation is presently being threatened or contemplated against us or any officer, director or affiliate.

ITEM 4. MINE SAFETY DISCLOSURES

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

	High $	Low $
Quarter ended July 31, 2011	0.22	0.13
Quarter ended October 31, 2011	0.20	0.14
Quarter ended January 31, 2012	0.17	0.08
Quarter ended April 30, 2012	0.17	0.10
Quarter ended July 31, 2012	0.17	0.09
Quarter ended October 31, 2012	0.15	0.08
Quarter ended January 31, 2013	0.16	0.05
Quarter ended April 30, 2013	0.39	0.11

The following table shows the high and low bid prices of our stock traded on the OTC Bulletin Board during the most recent six months, for each month as follows:

	High $	Low $
February 2013	0.17	0.11
March 2013	0.15	0.11
April 2013	0.39	0.11
May 2013	0.39	0.30
June 2013	0.32	0.22
July 2013	0.25	0.19

Holders

As of August 12, 2013, there were 31,969,298 shares of common stock outstanding, held by 275 shareholders of record.

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

The Company is authorized to issue up to 100,000,000 shares of common stock, without par value. As of August 12, 2013, there were 31,969,298 shares of common stock issued and outstanding. Each share of Common Stock is entitled to one vote on all matters submitted for shareholder approval.

Recent Sales of Unregistered Securities

During the year ended April 30, 2013, the Company issued a consultant 52,941 common shares for services valued at $9,000.

During the year ended April 30, 2013, the Company sold an aggregate of 2,625,000 units for cash proceeds of $252,563, net of issuance costs of $9,937. Each unit consists of one common share and one common stock warrant. All warrants are exercisable at $0.15 per share for one year from their issuance dates.

During the year ended April 30, 2013 the Company issued 100,000 common shares for gross proceeds of $15,000 for warrants exercised at $0.15 per share.

During July and August, 2013, the Company sold an aggregate of 293,333 units in a private placement for cash proceeds of $44,000 at $0.15 per unit. Each unit consists of one common share and two common stock purchase warrants, with one warrant exercisable at $0.20 per share for one year and one warrant exercisable at $0.25 per share for two years into the Company’s common stock from the closing date of the private placement.

ITEM 6. SELECTED FINANCIAL DATA.

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

As a development stage company, we devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have incurred net losses to date totaling $13,828,779 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2013, we had working capital deficiency of $1,709,210. Our only asset was cash of $16,377 as of April 30, 2013. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Results of Operations

Results of operations for the year ended April 30, 2013 compared to the year ended April 30, 2012

There were no revenues from product licensing during 2013 or 2012.

Net loss increased from $388,202 in 2012 to $557,892 in 2013. The increase in loss of $169,690 was mainly due to the increase in options and warrants issued for services and as financing costs valued at $198,783 in 2013 and $30,844 in 2012.

During 2013, the Company incurred interest expense of $1,440 on promissory note of $24,000 from Teryl Resources Corp., a company with common officer and director. During 2012 the Company incurred interest expense of $410 on the same promissory note. The increase was due to the fact that the promissory note was outstanding for part of 2012 but full year of 2013.

Option and warrant based compensation increased from $30,844 in 2012 to $198,783 in 2013. We recorded $114,806 for options granted and vested in 2013, increased from $30,844 in 2012. We recorded value of warrant extension of $83,977 in 2013 as financing costs; in 2012 we did not have such transactions.

During 2013 we incurred gain on foreign exchange of $1,399, an increase from a gain on foreign exchange of $146 in 2012.

Changes in cash-based expenses from 2012 to 2013 are as follows:

●	Research and development expenses decreased from $114,496 in 2012 to $84,415 in 2013, as the expenses were incurred on an as-needed basis.

●	Consulting and management fees decreased from $163,566 in 2012 to $150,000, as we continue to streamline our operations.

●	Professional fees including legal, accounting, audit and auditors’ review expenses increased from $34,499 in 2012 to $38,675 in 2013 as we incurred more accounting and auditors’ review fees on more complex non-cash transactions in 2013.

●	Wages and benefits and office administrative expenses decreased from $71,039 in 2012 to $52,416 in 2013 due to our continuing effort to streamline our operations.

●	Shareholder communication and investor relations expenses decreased from $30,619 in 2012 to $16,072 in 2013 as we continue to utilize less expensive communication channels.

●	Transfer agent and filing fees increased from $14,124 in 2012 to $16,085 in 2013 due to our increased equity transactions in 2013.

Our basic and diluted loss per share was $0.02 for 2013 and $0.01 for 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended April 30, 2013, we financed our operations mainly through proceeds of $15,000 from exercise of warrants and $252,563 from sale of our private placement units.

During the year ended April 30, 2013 we repaid $45,151 on loans from our related parties. The total amount owing to related parties is $1,499,300 representing 86.89% of our total liabilities as of April 30, 2013. This funding was necessary with a downturn in the financial market to complete the RadMax engine and place the Company in a position to attain profit.

During the year ended April 30, 2013 we issued a promissory note for outstanding balance of $24,000 to Teryl Resources Corp, which bears simple interest rate of 6% per annum and is unsecured and repayable upon demand.

The remaining balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

As of April 30, 2013, we had a working capital deficiency of $1,709,210. We receive interim support from our related parties and will raise additional funds from equity financing. We also plan to raise funds through loans from Reg Tech and Rand Energy.

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

We anticipate that our cash requirements for the fiscal year ending April 30, 2013 will remain consistent with those for the fiscal year ended April 30, 2012.

These research and development costs are identified as master design integrator, prototype fabrication, and labour expense, and are estimated to be at $50,000 over the next 6 months.

Off-Balance Sheet Arrangements

As of April 30, 2013 and the date of this report, we have had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated August 12, 2013	F-1

Consolidated Balance Sheets as of April 30, 2013 and 2012	F-2

Consolidated Statements of Expenses for the year ended April 30, 2013 and 2012 and for July 27, 1992 (inception) to April 30, 2013 with July 27, 1992 (inception) to April 30, 2008 unaudited	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) from July 27, 1992 (inception) to April 30, 2013 with July 27, 1992 (inception) to April 30, 2008 unaudited	F-4

Consolidated Statements of Cash Flows for the year ended April 30, 2013 and 2012 and for July 27, 1992 (inception) to April 30, 2013 with July 27, 1992 (inception) to April 30, 2008 unaudited	F-5

Notes to the Consolidated Financial Statements.	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

REGI U.S., Inc.

(A Development Stage Company)

Richmond, BC, Canada

We have audited the accompanying consolidated balance sheets of REGI U.S., Inc. and its subsidiary, (A Development Stage Company) (collectively, the “Company”) as of April 30, 2013 and 2012 and the related consolidated statements of expenses, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REGI U.S., Inc. and its subsidiary as of April 30, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 12, 2013

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	April 30,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$16,377	$44

Total Assets	$16,377	$44

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank overdraft	$-	$251
Accounts payable and accrued liabilities	226,287	202,006
Due to related parties	1,499,300	1,544,451
Total Current Liabilities	1,725,587	1,746,708

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 31,675,965 and 28,898,024 shares issued and outstanding, respectively	10,019,361	9,424,015
Deficit accumulated during the development stage	(11,728,571)	(11,170,679)
Total Stockholders’ Deficit	(1,709,210)	(1,746,664)

Total Liabilities and Stockholders’ Deficit	$16,377	$44

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

			July 27, 1992
	Years Ended		(Inception)
	April 30,		Through
	2013	2012	April 30, 2013
			(Unaudited)
Operating Expenses:
Amortization	$-	$-	$130,533
General and administrative	472,037	345,711	9,375,172
Impairment loss	-	-	72,823
Gain on settlement of accounts payable	-	-	(200,351)
Research and development	84,415	114,496	4,729,240

Loss from operations	(556,452)	(460,207)	(14,107,417)

Other Income (Expense)
Interest expense	(1,440)	(410)	(1,850)
Gain on change in fair value of derivative liabilities	-	72,415	280,488

Net loss	$(557,892)	$(388,202)	$(13,828,779)

Net loss per share – basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding – basic and diluted	30,458,000	28,809,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the period from July 27, 1992 (Inception) through April 30, 2013 with the period from July 27, 1992 through April 30, 2008 Unaudited

					Deficit
					Accumulated	Total
			Common		During the	Stockholders’
	Common Stock		Stock	Deferred	Development	Equity
	Shares	Amount	Subscribed	Compensation	Stage	(Deficit)
Balances – July 27, 1992 (Inception)	-	$-	$-	$-	$-	$-
Stock issued for intellectual property	5,700,000	57,000	-	-	-	57,000
Stock issued for cash	300,000	3,000	-	-	-	3,000
Net loss	-	-	-	-	(23,492)	(23,492)
Balances – April 30, 1993	6,000,000	60,000	-	-	(23,492)	36,508
Stock issued for cash pursuant to a public offering	500,000	500,000	-	-	-	500,000
Net loss	-	-	-	-	(394,263)	(394,263)
Balances – April 30, 1994	6,500,000	560,000	-	-	(417,755)	142,245
Stock issued for cash pursuant to:
Options exercised	10,000	1,000	-	-	-	1,000
Private placement	250,000	562,500	-	-	-	562,500
Warrants exercised	170,200	213,000	-	-	-	213,000
Net loss	-	-	-	-	(1,225,743)	(1,225,743)
Balances – April 30, 1995	6,930,200	1,336,500	-	-	(1,643,498)	(306,998)
Stock issued for cash pursuant to:
Options exercised	232,500	75,800	-	-	-	75,800
Warrants exercised	132,200	198,300	-	-	-	198,300
A private offering	341,000	682,000	-	-	-	682,000
Net loss	-	-	-	-	(796,905)	(796,905)
Balances – April 30, 1996	7,635,900	2,292,600	-	-	(2,440,403)	(147,803)
Stock issued for cash pursuant to:
Options exercised	137,000	13,700	-	-	-	13,700
Warrants exercised	185,400	278,100	-	-	-	278,100
Private placements	165,000	257,500	-	-	-	257,500
Net loss	-	-	-	-	(510,184)	(510,184)
Balances – April 30, 1997	8,123,300	2,841,900	-	-	(2,950,587)	(108,687)
Stock issued for cash pursuant to:
Options exercised	50,000	5,000	-	-	-	5,000
A units offering	500,000	500,000	-	-	-	500,000
Stock issued for acquisition of AVFS rights	400,000	288,251	-	-	-	288,251
Stock issued for services	125,000	170,250	-	-	-	170,250
Stock issued to settle accrued liability	50,000	25,000	-	-	-	25,000
Net loss	-	-	-	-	(580,901)	(580,901)
Balances – April 30, 1998	9,248,300	3,830,401	-	-	(3,531,488)	298,913
Stock issued for services	100,000	71,046	-	-	-	71,046
Net loss	-	-	-	-	(397,924)	(397,924)
Balances – April 30, 1999	9,348,300	3,901,447	-	-	(3,929,412)	(27,965)
Stock issued for cash pursuant to:
A private placement	852,101	639,075	-	-	-	639,075
Cash commission paid	-	(47,607)	-	-	-	(47,607)
Warrants exercised	17,334	17,334	-	-	-	17,334
Stock-based compensation	-	15,417	-	-	-	15,417
Net loss	-	-	-	-	(413,495)	(413,495)
Balances – April 30, 2000	10,217,735	4,525,666	-	-	(4,342,907)	182,759
Stock issued for cash pursuant to warrants exercised	4,000	2,000	-	-	-	2,000
Stock-based compensation	-	18,500	-	-	-	18,500
Stock to be issued	-	-	72,000	-	-	72,000
Net loss	-	-	-	-	(808,681)	(808,681)
Balances – April 30, 2001	10,221,735	4,546,166	72,000	-	(5,151,588)	(533,422)
Stock issued for cash pursuant to a private placement	1,066,200	266,550	(72,000)	-	-	194,550
Amount receivable	-	(3,000)	-	-	-	(3,000)
Stock-based compensation	-	3,083	-	-	-	3,083
Net loss	-	-	-	-	(156,090)	(156,090)
Balances – April 30, 2002	11,287,935	4,812,799	-	-	(5,307,678)	(494,879)
Stock issued to settle debt	6,100,000	305,000	-	-	-	305,000
Stock issued for services	250,000	16,500	-	-	-	16,500
Stock issued for convertible debenture	50,000	5,000	-	-	-	5,000
Stock to be issued	-	-	25,968	-	-	25,968
Donated consulting services	-	187,500	-	-	-	187,500
Net loss	-	-	-	-	(220,972)	(220,972)
Balances – April 30, 2003	17,687,935	5,326,799	25,968	-	(5,528,650)	(175,883)
Donated consulting services	-	210,000	-	-	-	210,000
Stock issued for cash pursuant to a private placement	173,120	25,968	(25,968)	-	-	-
Stock issued for cash pursuant to:
Warrants exercised	550,000	86,000	-	-	-	86,000
Stock options exercised	100,000	20,000	-	-	-	20,000
Stock-based compensation	-	78,184	-	(78,184)	-	-
Stock issued for services	400,000	92,000	-	(92,000)	-	-
Stock issued to settle debt	3,320,000	166,000	-	-	-	166,000
Deferred compensation	-	-	-	142,355	-	142,355
Net loss	-	-	-	-	(609,913)	(609,913)
Balances – April 30, 2004	22,231,055	6,004,951	-	(27,829)	(6,138,563)	(161,441)
Stock issued for services	150,000	24,000	-	(24,000)	-	-
Stock issued for cash pursuant to:
Options exercised	133,750	29,750	-	-	-	29,750
Warrants exercised	173,120	34,624	-	-	-	34,624
Private placement	1,032,800	258,200	-	-	-	258,200
Stock-based compensation	-	23,304	-	-	-	23,304
Donated consulting services	-	150,000	-	-	-	150,000
Deferred compensation	-	-	-	38,829	-	38,829
Net loss	-	-	-	-	(584,889)	(584,889)
Balances – April 30, 2005	23,720,725	6,524,829	-	(13,000)	(6,723,452)	(211,623)
Re-class deferred compensation to common stock	-	(13,000)	-	13,000	-	-
Stock issued for cash pursuant to:
Options exercised	212,000	53,313	-	-	-	53,313
Warrants exercised	406,400	142,240	-	-	-	142,240
Private placement	1,500,000	881,088	-	-	-	881,088
Common stock subscribed	-	-	3,750	-	-	3,750
Stock-based compensation	-	124,793	-	-	-	124,793
Deferred compensation	-	12,000	-	-	-	12,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,055,358)	(1,055,358)
Balances – April 30, 2006	25,839,125	7,875,263	3,750	-	(7,778,810)	100,203
Stock issued for cash pursuant to:
Options exercised	662,250	143,938	(3,750)	-	-	140,188
Warrants exercised	268,833	217,666	-	-	-	217,666
Private placement	120,000	120,000	-	-	-	120,000
Private placement costs	-	(3,504)	(13,673)	-	-	(17,177)
Common stock subscribed	-	-	272,700	-	-	272,700
Stock issued for services	29,000	60,000	-	-	-	60,000
Stock-based compensation	-	260,569	-	-	-	260,569
Deferred compensation	-	1,000	-	-	-	1,000
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,413,294)	(1,413,294)
Balances – April 30, 2007	26,919,208	8,824,932	259,027	-	(9,192,104)	(108,145)
Stock issued for cash pursuant to:
Options exercised	38,500	12,125	-	-	-	12,125
Warrants exercised	99,166	96,666	(10,000)	-	-	86,666
Private placement	833,950	833,950	(262,700)	-	-	571,250
Private placement costs	-	(47,170)	13,673	-	-	(33,497)
Options exercised for services	36,000	46,800	-	-	-	46,800
Stock-based compensation	-	241,528	-	-	-	241,528
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,236,583)	(1,236,583)
Balances – April 30, 2008	27,926,824	10,158,831	-	-	(10,428,687)	(269,856)
Options exercised for services	71,000	67,800	-	-	-	67,800
Stock-based compensation	-	291,857	-	-	-	291,857
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(994,466)	(994,466)
Balances – April 30, 2009	27,997,824	10,668,488	-	-	(11,423,153)	(754,665)
Cumulative effect of change in accounting principle – May 1, 2009 reclassification of embedded feature of equity linked financial instruments to derivative liabilities	-	(2,380,696)	-	-	2,100,208	(280,488)
Cashless exercise of options	46,000	52,800	-	-	-	52,800
Options exercised for cash	20,000	5,000	-	-	-	5,000
Shares issued for services	650,000	143,000	-	-	-	143,000
Options expense	-	316,979	-	-	-	316,979
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(1,220,349)	(1,220,349)
Balances – April 30, 2010	28,713,824	8,955,571	-	-	(10,543,294)	(1,587,723)
Cashless exercise of options	36,000	46,800	-	-	-	46,800
Options expense	-	66,080	-	-	-	66,080
Donated consulting services	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	(239,183)	(239,183)
Balances – April 30, 2011	28,749,824	9,218,451	-	-	(10,782,477)	(1,564,026)
Cashless exercise of options	27,000	35,100	-	-	-	35,100
Shares issued for cash	121,200	12,120	-	-	-	12,120
Warrants compensation	-	30,844	-	-	-	30,844
Donated consulting services	-	127,500	-	-	-	127,500
Net loss	-	-	-	-	(388,202)	(388,202)
Balances – April 30, 2012	28,898,024	9,424,015	-	-	(11,170,679)	(1,746,664)
Shares issued for services	52,941	9,000	-	-	-	9,000
Shares issued for private placements, net of share issuance costs	2,625,000	252,563	-	-	-	252,563
Shares issued for warrant exercise	100,000	15,000	-	-	-	15,000
Option and warrant compensation	-	198,783	-	-	-	198,783
Donated consulting services	-	120,000	-	-	-	120,000
Net loss	-	-	-	-	(557,892)	(557,892)
Balances – April 30, 2013	31,675,965	$10,019,361	$-	$-	$(11,728,571)	$(1,709,210)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			July 27, 1992
	Years Ended		(Inception)
	April 30,		Through
	2013	2012	April 30, 2013
			(Unaudited)
Cash flows from operating activities:
Net loss	$(557,892)	$(388,202)	$(13,828,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	130,533
Donated services	120,000	127,500	1,695,000
Impairment loss	-	-	72,823
Shares issued for services	9,000	35,100	437,900
Options and warrants issued for services	198,783	30,844	1,669,921
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liability	-	(72,415)	(280,488)
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	24,281	16,670	435,204
Net cash used in operating activities	(205,828)	(250,503)	(8,918,933)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	-	260,136
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	-	-	(236,616)

Cash flows from financing activities
Advances (to)/from related parties	(45,151)	237,741	1,810,137
Bank overdraft	(251)	251	-
Proceeds from convertible debentures	-	-	5,000
Proceeds from the exercise of options & warrants	15,000	-	20,000
Proceeds from the sale of common stock	252,563	12,120	7,336,789
Net cash provided by financing activities	222,161	250,112	9,171,926

Net increase (decrease) in cash and cash equivalents	16,333	(391)	16,377
Cash and cash equivalents, beginning of period	44	435	-
Cash and cash equivalents, end of period	$16,377	$44	$16,377

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$-	$-	$280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended April 30, 2013 and 2012

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

Level 2 – Includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy REGI’s financial assets and liabilities that were accounted for at fair value as of April 30, 2013 and 2012.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
April 30, 2013
LIABILITIES:
Derivative liabilities	$-	$-	$-	$-

April 30, 2012
LIABILITIES:
Derivative liabilities	$-	$-	$-	$-

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs during the years ended April 30, 2013 and 2012:

	Year Ended April 30,
	2013	2012
Fair value at beginning of period	$-	$72,415
Gain included in other income	-	(72,415)
Fair value at end of period	$-	$-

Research and Development Costs

Research and development costs are expensed as incurred. REGI expensed development costs totaling $84,415 and $114,496 during the years ended April 30, 2013 and 2012, respectively.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2. GOING CONCERN

REGI incurred net losses of $557,892 for the year ended April 30, 2013 and has a working capital deficit of $1,709,210and an accumulated deficit of $11,728,571at April 30, 2013. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of April 30, 2013 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of REGI. As of April 30, 2013, there was $1,499,300 due to related parties. As of April 30, 2012, there was $1,544,451 due to related parties.

During the year ended April 30, 2013, the President and CEO of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the year ended April 30, 2013. The same amount was recorded in the year ended April 30, 2012.

During the year ended April 30, 2013, the CFO of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the year ended April 30, 2013. The same amount was recorded in the year ended April 30, 2012.

During each of the years ended April 30, 2013 and 2012, management fees of $30,000 were accrued to a company having a common director as REGI.

During the year ended April 30, 2012 the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the year ended April 30, 2013, there was no change to the principal amount of the promissory note one which interest expense of $1,440 was recorded. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

As part of an agreement with a professional law firm in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm. REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock. During the years ended April 30, 2013 and 2012, no legal services have been charged to the Company by the law firm.

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

During the years ended April 30, 2013 and 2012, REGI recorded stock-based compensation related to options and warrants of $198,783 and $30,844, respectively. At April 30, 2013 and 2012, REGI had $401,072 and $78,997, respectively, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	April 30,
	2013	2012

Risk free interest rate	0.15 - 0.74%	0.87%
Expected life	0.01 - 5 years	5 years
Annualized volatility	205% - 378%	195%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

On May 15, 2012, REGI modified the exercise price of 325,000 outstanding common stock options and warrants whereby the exercise price was reduced to $0.10 per share. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $5,853. $2,257 was expensed during the year ended April 30, 2013 and the remaining amount will be expensed over the future vesting periods.

On May 15, 2012, REGI granted an aggregate of 1,158,000 common stock options for services. The options are exercisable at $0.10 per share and expire May 15, 2017. These options vest 25% upon grant, 25% 90 days after the first 25% is exercised, 25% 90 days after the second 25% are exercised and 25% 90 days after the third 25% are exercised. REGI calculated the fair value of the options using the Black-Scholes option pricing model and determined it to be $194,881. $48,720 was expensed during the year ended April 30, 2013 and the remaining amount will be expensed over the future vesting periods.

On July 27, 2012, the Company extended the expiration date of 833,950 outstanding common stock warrants with expiration dates between July 30, 2012 and February 14, 2013 by one year and reduced their exercise price from $1.50 to $0.50. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $81,853 which was expensed in full during the year ended April, 30, 2013.

On April 11, 2013, REGI granted an aggregate of 1,330,000 common stock options for services. The options are exercisable at $0.20 per share and expire April 11, 2018. These options vest 25% upon grant, 25% 90 days after the first 25% is exercised, 25% 90 days after the second 25% are exercised and 25% 90 days after the third 25% are exercised. REGI calculated the fair value of the options using the Black-Scholes option pricing model and determined it to be $263,811. $65,953 was expensed during the year ended April 30, 2013 and the remaining amount will be expensed over the future vesting periods.

A summary of REGI’s stock option activity for the years ended April 30, 2013 and 2012 is as follows:

	April 30, 2013		April 30, 2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	250,000	$0.40	1,156,000	$0.52
Granted	2,488,000	0.15	-	-
Exercised	-	-	(27,000)	1.30
Expired	(100,000)	0.18	(804,000)	0.53
Forfeited	-	-	(75,000)	0.50
Outstanding at end of period	2,638,000	0.15	250,000	0.40
Exercisable at end of period	659,500	$0.15	81,250	$0.42
Weighted average fair value of options granted		$0.18		$-

At April 30, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 4.38 years, respectively. The intrinsic value of “in the money” options at April 30, 2013 was $158,005.

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

A summary of REGI’s common stock warrant activity for the years ended April 30, 2013 and 2012 is as follows:

	April 30, 2013		April 30, 2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	1,183,950	0.41	3,517,950	1.13
Issued	2,746,200	0.15	200,000	0.25
Exercised	(100,000)	0.15	-	-
Expired	(100,000)	0.10	(2,534,000)	1.05
Outstanding at end of period	3,730,150	0.18	1,183,950	1.15
Exercisable at end of period	3,692,650	$0.18	1,183,950	$1.15

At April 30, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 to $0.25 per share and 1.01 year, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2011 was $783,466.

At April 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 to $1.50 per share and 1.22 years, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2012 was zero.

b) Performance Stock Plan

REGI has allotted 2,500,000 shares to be issued pursuant to a performance stock plan adopted on June 27, 1997, and amended in June 2004. On April 27, 2007, REGI further amended the plan so that the term of the plan is extended to the twentieth anniversary of the effective date. As of April 30, 2013, 775,000 shares have been issued under this plan and 1,725,000 remain unissued and issuable.

c) Non-Cash Consideration

During the year ended April 30, 2013, REGI issued a consultant 52,941 common shares for services valued at $9,000.

During the year ended April 30, 2012, a consultant exercised 27,000 common stock options and received 27,000 shares of common stock. The exercise price for these options totaled $35,100. REGI accepted services in lieu of cash for the exercise price, which resulted in additional expense of $35,100 for services rendered.

d) Cash Consideration

During the year ended April 30, 2013, REGI sold an aggregate of 2,625,000 units for cash proceeds of $252,563, net of issuance costs of $9,937. Each unit consists of one common share and one common stock warrant. All warrants are exercisable at $0.15 per share for one year from their issuance dates.

During the year ended April 30, 2013 the Company issued 100,000 common shares for gross proceeds of $15,000 for warrants exercised at $0.15 per share.

During the year ended April 30, 2012, the Company received cash proceeds of $12,120 for the sale of 121,200 units of private placement. Each unit consists of one common share and one common stock warrant. The warrants are exercisable at $0.15 per share and expire one year from the closing date of this private placement. The 121,200 warrants were issued during the year ended April 30, 2013 upon the closing of the private placement.

NOTE 5. COMMITMENTS

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

REGI has losses carried forward for income tax purposes to April 30, 2013, however, the related deferred tax asset has been fully reserved due to management’s determination that the realization of the deferred tax assets is less than likely. The difference between the statutory tax rate and the effective tax rate is the valuation allowance.

The composition of REGI’s deferred tax assets at April 30, 2013 and 2012 is as follows:

	April 30,
	2013	2012

Net operating loss carry forward	$10,313,036	$10,082,927

Deferred tax asset	$3,609,563	$3,529,024
Less: Valuation allowance	(3,609,563)	(3,529,027)

Net deferred tax asset	$-	$-

The unused net operating loss carry forward balance will expire in the years 2014 through 2033.

NOTE 8. SUBSEQUENT EVENTS

On June 27, 2013, the Company extended the expiration date of 833,950 outstanding common stock warrants with expiration dates between July 30, 2013 and February 14, 2014 by one year and reduced their exercise price from $0.50 to $0.25.

During July and August, 2013, the Company sold an aggregate of 293,333 units in a private placement for cash proceeds of $44,000 at $0.15 per unit. Each unit consists of one common share and two common stock purchase warrants, with one warrant exercisable at $0.20 per share for one year and one warrant exercisable at $0.25 per share for two years into the Company’s common stock from the closing date of the private placement.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based upon that evaluation, management has concluded that our current disclosure controls and procedures were not effective as of April 30, 2013. The conclusion that our disclosure controls and procedures were not effective was due to the presence of weaknesses in internal control over financial reporting as identified below. Management anticipates that disclosure controls and procedures will not be effective until the weaknesses are remediated. Our Company intends to remediate the weaknesses as set out below:

●	There is a lack of sufficient accounting staff due to the size of the Company which results in a lack of segregation of duties necessary for a good system of internal control.

●	There is a lack of control processes which provide for multiple levels of supervision and review.

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

(c) Changes in Internal Control over Financial Reporting

During the period covered by this annual report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position
John G. Robertson	72	Director, Chairman of the Board of Directors, President and Chief Executive Officer
James Foley	70	Director
James Vandeberg	69	Director, Chief Financial Officer
Paul Porter	57	Director
Thomas Robertson	54	Director

Business Experience, Principal Occupation of Directors and Executive Officers, and Family Relationships

All officers currently devote part-time services to our operation.

Mr. John Robertson is the father of Mr. Thomas Robertson. There are no other family relationships between directors and/or executive officers.

The following individuals served as directors and executive officers of our company during the year ended April 30, 2013 and as of the date of this report.

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

Thomas Robertson – Director

Mr. Robertson was appointed a director in January 2010 due to his extended experiences with the operations of public companies and his extended experiences with the capital market. He has served as a director of private and public companies since 1980, serving as director of Teryl Resources Corp. from 1986 to 1989 and January 2010 to present. In this capacity, he has been active in raising seed capital and public capital. He has also been involved in corporate and public relations since 1978.

James Foley – Director

Mr. Robertson was appointed a director in February, 2013 due to his successful business experiences especially in the field of new technologies. Mr. Foley has served as a director of Reg Technologies Inc. since February, 2013, and has a bachelor’s degree in business from University of Maryland and is a self-employed businessman in Los Angeles, California.

Paul Porter – Director

Mr. Porter was appointed a director in August, 2013. Mr. Porter had served as our Chief Engineer prior to his appointment. Mr. Porter has extensive experience as an expert mechanical engineer in the manufacturing and designing of seals. Mr. Porter was the founder and President of JetSeal, Inc., a manufacturing engineering tool and producing design firm. JetSeal, Inc. was sold to Heico Corp. (HEI) an aerospace company in the late 1990’s when the company was under Porter’s ownership. Prior, he was a manufacturing manager for Parker Seal Group, a Fortune 500 Company.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

(1)	filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)	was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

(6)	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

(8)	was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

Audit Committee

The Company’s audit committee is comprised of three directors of the Company – James Foley, John Robertson and James Vandeberg, with Mr. Foley being the sole independent audit committee member. We are not listed on a national securities exchange and, as such, are not subject to any director independence standards. All of the audit committee members are financially literate.

The Company does not have nominating, compensation committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our Board of Directors believes that due to our small size it is not necessary to have such committees as the functions of such committees are performed by the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

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

During the Company’s last completed financial year ended April 30, 2013, the Company had two Named Executive Officers: Mr. John Robertson, President and CEO, and Mr. James Vandeberg, COO and CFO.

The following table (presented in accordance with Item 402 of Regulation S-K – Executive Compensation) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2013, 2012 and 2011 (to the extent required by the Regulations) in respect of the Named Executive Officers:

Non-equity incentive plan compensation
Name and Principal Position	Year Ended April 30	Salary ($)	Bonus ($)	Share- based Awards ($)	Option- Based Awards ($)(6)	Annual incen-tive plans ($)	Long-term incentive plans ($)	Pension value ($)	All other Compen -sation ($)(2)	Total compensation ($)

John G. Robertson, CEO(1)(2)(3)	2013 2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	182,541 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	30,000 30,000 30,000	212,541 30,000 30,000

James Vandeberg, CFO(4)(5)	2013 2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	73,106 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	73,106 Nil Nil

(1)	Mr. Robertson is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”.

(2)	Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, received or is to receive $2,500 per month from us for management services provided to us. Mr. Robertson is a trustee of the Robertson Family Trust. The amounts for fiscal 2011, 2012 and 2013 are accrued but not paid.

(3)	Mr. Robertson’s option-based awards granted during 2013 consisted of 500,000 stock options granted on May 15, 2013 at an exercise price of $0.10 and fair value of $0.17 per option, and 500,000 stock options granted on April 11, 2013 at an exercise price of $0.20 and fair value of $0.20 per option.

(4)	Mr. Vandeberg is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”

(5)	Mr. Vandeberg’s option-based awards granted during 2013 consisted of 200,000 stock options granted on May 15, 2013 at an exercise price of $0.10 and fair value of $0.17 per option, and 200,000 stock options granted on April 11, 2013 at an exercise price of $0.20 and fair value of $0.17 per option.

(6)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Narrative Discussion

The Company does not have a share-based award plan other than the stock option plan referred to above. The Company also does not have a pension plan or a long term incentive plan. Other than John Robertson, as described below in the Narrative Description – Directors reported in the Directors’ Compensation table below, no directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2013 for services in their capacity as directors.

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

The following table sets out the option-based awards that are currently outstanding as at April 30, 2013:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John Robertson	500,000 500,000	0.10 0.20	May 15, 2017 April 11, 2018	20,841 24,794	375,000 375,000	62,523 74,383

James Vandeberg	200,000 200,000	0.10 0.20	May 15, 2017 April 11, 2018	8,336 9,918	150,000 150,000	25,009 29,753

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

DIRECTOR COMPENSATION

Director Compensation Table

The following table sets forth all compensation provided to the directors for the year ended April 30, 2013.

The Company does not have a share-based award plan for the directors other than the stock option plan referred to above, details of which are provided below under Outstanding Option-Based Awards, Share- Based Awards and Non-equity Incentive Plan Compensation. The Company also does not have a pension plan or a non-equity incentive plan for its directors.

No directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2013 for services in their capacity as directors.

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incentive plans ($)	Long-term incen-tive plans	Pension value ($)	All other Compen-sation ($)	Total compensation ($)
John G. Robertson, CEO(1)(2)	2013 2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

James Vandeberg, CFO(3)	2013 2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Paul Porter (5)	2013 2012 2011	NA NA NA	NA NA NA	NA NA NA	NA NA NA	NA NA NA	NA NA NA	NA NA NA	NA NA NA

James Foley (4)	2013 2012 2011	Nil NA NA	Nil NA NA	313 NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	313 NA NA

Thomas Robertson	2013 2012 2011	Nil Nil Nil	Nil Nil Nil	625 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	625 Nil Nil

(1)	Mr. Robertson is also an NEO and indirectly receives or accrues compensation in that capacity. See “Executive Compensation – Narrative Discussion”.

(2)	Mr. Robertson did not receive option-based awards in his capacity as a director.

(3)	Mr. Vandeberg does not receive any compensation in his capacity as a director, nor any option-based awards in his capacity as a director.

(4)	Mr. Foley was appointed to the Board of Directors during fiscal 2013.

(5)	Mr. Porter was appointed to the Board of Directors in August, 2013.

(6)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

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

Other than as described above, no directors of the Company were compensated by the Company during the financial year ended April 30, 2013 for services as consultants or experts.

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

Directors generally receive a grant of stock options upon their appointment.

The following table shows the options held by the directors and former directors at April 30, 2013:

Option-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested** ($)
John G. Robertson	500,000 500,000	0.10 0.20	May 15, 2017 April 11, 2018	20,841 24,794	375,000 375,000	62,523 74,383

James Foley	25,000	0.20	April 11, 2018	1,240	18,750	3,719

James Vandeberg	200,000 200,000	0.10 0.20	May 15, 2017 April 11, 2018	8,336 9,918	150,000 150,000	25,009 29,753

Pau Porter	55,000 55,000	0.10 0.10	May 15, 2017 April 11, 2018	2,292 2,727	41,250 41,250	6,877 8,182

Thomas Robertson*	50,000 50,000	0.10 0.20	February 19, 2015 April 11, 2018	2,042 2,479	37,500 37,500	6,125 7,438

* On May 15, 2012 the options were re-priced to exercisable into the Company’s common shares at $0.10 per share from $0.50 per share.

** The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options (3)(4)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

1993 Stock Option Plan (as amended December 5, 2000) (1) and 2007 Stock Option Plan (2)	2,638,000	0.15	1,862,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(2)	The Company has a Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees, approved April 12, 2007. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(3)	The price reflects the weighted average exercise price of those options which are outstanding.

(4)	The weighted average exercise price of those options which are exercisable 659,500 options is $0.15.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 12, 2013, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of Shares Owned
John G. Robertson, Chairman of the Board of Directors, President, Chief Executive Officer and Director (1) (2)	4,437,069	13.88%
Rand Energy Group Inc. (3)	588,567	1.86%
Paul Porter, Director (4)	27,500	*
James Foley (6)	6,250	*
James Vandeberg, Chief Financial Officer and Director (5)	175,000	*
Thomas Robertson (7)	12,500	*
Reg Technologies Inc.	2,744,700	8.59%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP	7,995,336	25.01%

*Less than one percent of the issued and outstanding on August 12, 2013, which was 31,969,298.

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1) This individual may be deemed to be a “parent or founder” of REGI as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 718,889 common shares owned by JGR Petroleum, Inc. of which Mr. Robertson is a sole director, 2,747,720 common shares owed by Access Information Services, of which Mr. Robertson is a sole director, 86,247 common shares owned by SMR Investment Ltd, of which Mr. Robertson is a sole director, and 250,000 stock options vested and exercisable.

(3) Rand Energy Group Inc. is owned 51% by Reg Tech and 49% by Rand Cam-Engine Corp. Under Rule 13d-3 under the Securities Exchange Act of 1934, both Reg Tech and Rand Cam-Engine Corp. could be considered the beneficial owner of the 588,567 shares registered in the name of Rand Energy Group Inc.

(4) Includes 27,500 options vested and exercisable.

(5) Includes 100,000 options vested and exercisable.

(6) Includes 6,250 options vested and exercisable.

(7) Includes 12,500 options vested and exercisable.

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

Related Party Transactions for the Year Ended April 30, 2013

We entered into the following contracts with related parties. Related parties consist of companies controlled or significantly influenced by the Officers of the Company.

(a)	On March 31, 1994, we entered into a management agreement with Access Information Services, Inc., a Washington corporation, which is owned and controlled by the Robertson Family Trust. A management fee of $2,500 per month is accrued for the provision of certain management, administrative, and financial services. There is no termination or change of control provision. The fees for the years ended April 2013 and 2012 are accrued and not paid.

During the year ended April 30, 2013 in addition to the above:

●	During year ended April 30, 2013, Mr. John Robertson, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2012.

●	During year ended April 30, 2013, Mr. James Vandeberg, the CFO, COO and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2012.

●	REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

Related party transactions incurred during the normal course of the Company’s operations and are measured at the exchange amount, which is the amount agreed between the related parties.

As During the year ended April 30, 2013 changes to the amounts owed to/by related parties are as follows:

	April 30, 2012 $	(Repayment)/ Loan in Year $	April 30, 2013 $
Due to Minewest Silver and Gold Corp.	413	(413)	-
Due to IAS Energy, Inc.	7,541	-	7,541
Due to Reg Technologies and its subsidiary Rand Energy Group Inc.	1,000,376	(76,344)	924,032
Due to SMR Investments Ltd.	58,637	-	58,637
Due to John Robertson	42,444	4,295	46,739
Due to Information Highway Inc.	18,892	-	18,892
Due to JGR Petroleum	91,372	2,400	93,772
Due to KLR Petroleum Inc.	30,038	(6,529)	23,509
Due to Teryl Resources Corp.	25,010	1,440	26,450
Due to Access Information Inc.	178,828	30,000	208,828
Due to Rainbow Networks	21,000	-	21,000
Due to Imaging Tech	69,900	-	69,900

	1,544,451	(45,151)	1,499,300

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, MaloneBailey LLP, Certified Public Accountants during fiscal 2013 and 2012:

Type of Services Rendered	2013	2012

(a) Audit Fees	$15,800	$16,591

(b) Audit-Related Fees	$-	$-

(c) Tax Fees	$-	$-

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

Audit Fees

The aggregate fees billed by MaloneBailey LLP, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2013 and 2012 were $15,800 and $16,591, respectively.

All Other Fees

For the fiscal years ended April 30, 2013 and 2012, the aggregate fees billed by MaloneBailey LLP, Certified Public Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Number	Description
3.1	Articles of Incorporation	(1)

3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)

3.3	By-laws	(1)

3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)

3.5	Articles of Amendment Increasing Authorized Capital to 100,000,000 May 2007	(8)

4.1	Specimen Share Certificate	(1)

4.2	Specimen Warrant Certificate	(1)

10.1	Consulting Agreement, dated December 1, 1999, between REGI U.S., Inc. and Patrick Badgley	(3)

10.2	Special Service Proposal, dated December 21, 1999, between REGI U.S. and ColTec, Inc.	(3)

10.3	Agreement between ColTec and REGI dated October 2000	(4)

10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)

10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)

10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)

10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)

10.8	Management Agreement with Access Information Services, Inc., dated January 2, 1993 in the name of Sky Technologies, Inc. (the Company’s previous name)	(9)

10.9	Engagement Letter with The Otto Law Group, dated August 4, 2004	(9)

10.10	Project Cost Sharing Agreement with Reg Technologies Inc.	(9)

14.1	Code of Business Conduct and Ethics	(10)

21.1	List of Subsidiaries	(7)

23.1	Consent of Independent Auditors (Malone Bailey LLP)	(11)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)

32.1	Certification of John G. Robertson, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)

32.2	Certification of James Vandeberg, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)

101.INS	XBRL Instance Document	(11)

101.SCH	XBRL Taxonomy Extension Schema Document	(11)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(11)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(11)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(11)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(11)

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.

(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.

(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.

(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001

(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002

(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003

(7)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2007

(8)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2008

(9)	Incorporated by reference from our Form 10-K Amendment for the fiscal year ended April 30, 2010 filed on May 13, 2011

(10)	Incorporated by reference from our Form 10-K for the fiscal year ended April 30, 2011 filed on August 15, 2011

(11)	Incorporated herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By:	/s/ “John G. Robertson”
John G. Robertson, President
Chief Executive Officer and Director

Dated: August 13, 2013

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President, Chief Executive	August 13, 2013
(John G. Robertson)	Officer and Director (Principal Executive Officer and Director)

/s/ James Vandeberg	Chief Financial Officer and Director	August 13, 2013
(James Vandeberg)	(Principal Financial and Accounting Officer and Director)

/s/ Thomas Robertson	Director	August 13, 2013
(Thomas Robertson)

/s/ James Foley	Director	August 13, 2013
(James Foley)

/s/ Paul Porter	Director	August 13, 2013
(Paul Porter)

