Form 10-Q
period 2013-07-31
REGI U S INC
filed 2013-09-16
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to _____________

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

NA
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

Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,969,298 shares of common stock with no par value outstanding as of September 16, 2013.

2

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

3

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	July 31, 2013	April 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$516	$16,377

Total Assets	$516	$16,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$239,609	$226,287
Due to related parties	1,477,688	1,499,300
Total Current Liabilities	1,717,297	1,725,587

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 31,855,965 and 31,675,965 shares issued and outstanding, respectively	10,212,637	10,019,361
Deficit accumulated during the development stage	(11,929,418)	(11,728,571)
Total Stockholders’ Deficit	(1,716,781)	(1,709,210)

Total Liabilities and Stockholders’ Deficit	$516	$16,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

			July 27, 1992
	Three Months Ended		(Inception)
	July 31,		Through
	2013	2012	July 31, 2013
Operating Expenses:
Amortization	$-	$-	$130,533
General and administrative	189,337	184,191	9,564,509
Impairment loss	-	-	72,823
Gain on settlement of accounts payable	-	-	(200,351)
Research and development	11,150	32,704	4,740,390

Loss from Operations:	(200,487)	(216,895)	(14,307,904)

Other Income (Expense):
Interest expense	(360)	(360)	(2,210)
Gain on change in fair value of derivative liabilities	-	-	280,488
Other Income (Expense)	(360)	(360)	278,278

Net loss	$(200,847)	$(217,255)	$(14,029,626)

Net loss per share – basic	$(0.01)	$(0.01)

Net loss per share – diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic	31,691,000	29,474,000

Weighted average shares outstanding – diluted	31,691,000	29,474,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			July 27, 1992
	Three Months Ended		(Inception)
	July 31,		Through
	2013	2012	July 31, 2013
Cash flows from operating activities:
Net loss	$(200,847)	$(217,255)	$(14,029,626)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	-	-	130,533
Donated services	30,000	30,000	1,725,000
Impairment loss	-	-	72,823
Shares issued for services	-	6,000	437,900
Options and warrants issued for services	136,321	132,299	1,806,242
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liabilities	-	-	(280,488)
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Due to related parties	360	-	360
Accounts payable and accrued liabilities	13,322	104	448,526
Net cash used in operating activities	(20,844)	(48,852)	(8,939,777)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	-	260,136
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	-	-	(236,616)

Cash flows from financing activities
Advances (to) from related parties	(21,972)	(20,865)	1,788,165
Bank indebtedness	-	(251)	-
Proceeds from convertible debentures	-	-	5,000
Proceeds from the exercise of options	-	-	20,000
Proceeds from the sale of common stock, net of issuance costs	26,955	70,000	7,363,744
Net cash provided by financing activities	4,983	48,884	9,176,909

Net change in cash and cash equivalents	(15,861)	32	516
Cash and cash equivalents, beginning of period	16,377	44	-
Cash and cash equivalents, end of period	$516	$76	$516

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Warrants issued for equity line of credit	$-	$-	$1,561,406
Cumulative effect of change in accounting principle	-	-	280,488
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of REGI U.S., Inc. (“REGI”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2013 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2013 as reported in Form 10-K, have been omitted.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year’s presentation.

NOTE 2. GOING CONCERN

REGI incurred net losses of $200,847 for the three months ended July 31, 2013, has a working capital deficit of $1,716,781 and an accumulated deficit of $11,929,418 at July 31, 2013. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of July 31, 2013 and for the three months ended July 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand except for the $24,000 promissory note described below. Related parties consist of companies controlled or significantly influenced by the President of REGI. As of July 31, 2013, there was no balance due from related parties and an aggregate of $1,477,688 due to related parties. As of April 30, 2013, there was no balance due from related parties and $1,499,300 due to related parties.

During the year ended April 30, 2012 the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the three months ended July 31, 2013, interest expense of $360 was recorded on the promissory note. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

During the three month period ended July 31, 2013, the President, CEO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the three month period ended July 31, 2012.

During the three month period ended July 31, 2013, the CFO, COO and director of REGI provided consulting services to REGI valued at $7,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the three month period ended July 31, 2012.

During each of three month periods ended July 31, 2013 and 2012, management fees of $7,500 were accrued to a company having a common director.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.

NOTE 4. STOCKHOLDERS’ EQUITY

a)   Common Stock Options and Warrants

During the three month periods ended July 31, 2013 and 2012, the Company recorded aggregate stock-based compensation associated with options and warrants of $136,321 and $132,299, respectively. At July 31, 2013 and April 30, 2013, the Company had $401,072 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the three months ended July 31, 2013 and 2012 was determined using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended July 31,
	2013	2012

Risk free interest rate	0.11% - 0.15%	0.15 - 0.74%
Expected life	0.09-1.64	0.01 - 5 years
Annualized volatility	191.11% - 299.98%	204.98% - 377.83%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the three months ended July 31, 2013 is as follows:

	July 31, 2013
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	2,638,000	$0.15
Outstanding at end of period	2,638,000	$0.15
Exercisable at end of period	659,500	$0.15
Weighted average fair value of options granted		$0.17

At July 31, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 4.13 years, respectively. The intrinsic value of “in the money” exercisable options at July 31, 2013 was $29,397.

At April 30, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 4.83 years, respectively. The intrinsic value of “in the money” exercisable options at April 30, 2013 was $158,005.

A summary of REGI’s common stock warrant activity for three months ended July 31, 2013 is as follows:

	July 31, 2013
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	3,730,150	$0.18
Outstanding at end of period	3,730,150	$0.18
Exercisable at end of period	3,692,650	$0.18

On July 27, 2013, the Company extended the expiration date of 833,950 outstanding common stock warrants with expiration dates between July 30, 2012 and December 17, 2013 by one year and reduced their exercise price from $0.50 to $0.25. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $136,321 which was expensed in three months ended July 31, 2013.

At July 31, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.10 to $0.25 per share and 0. 75 year, respectively. The intrinsic value of “in the money” exercisable warrants at July 31, 2013 was $106,707.

At April 30, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 to $0.25 per share and 1.01 years, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2013 was $783,466.

b)   Cash Consideration

During July 2013, the Company sold an aggregate of 180,000 units in a private placement for cash proceeds of approximately $27,000 at $0.15 per unit. Each unit consists of one common share and two common stock purchase warrants, with one warrant exercisable at $0.20 per share for one year and one warrant exercisable at $0.25 per share for two years into the Company’s common stock from the closing date of the private placement. As at the date of this report the private placement has not been closed.

NOTE 5. SUBSEQUENT EVENT

During August, 2013, the Company sold an aggregate of 188,333 units in a private placement for cash proceeds of $28,250 at $0.15 per unit. Each unit consists of one common share and two common stock purchase warrants, with one warrant exercisable at $0.20 per share for one year and one warrant exercisable at $0.25 per share for two years into the Company’s common stock.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2013. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Nature of Business

We are a development stage company engaged in the business of developing and building an improved axial vane-type rotary engine known as the RadMax™ rotary technology (the “RadMax® Engine”), used in the design of lightweight and high efficiency engines, compressors and pumps. We have a project cost sharing agreement, whereby the development of the RadMax™ Engine will be funded equally by us and by Reg Technologies Inc. (“Reg Tech”), a public company listed for trading on the TSX Venture Exchange and on OTC.BB. Reg Tech holds approximately 10.50% of our issued and outstanding shares.

Going Concern

We incurred net losses of $200,847 for the three months ended July 31, 2013, has a working capital deficit of $1,716,781 and an accumulated deficit of $11,929,418 at July 31, 2013. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

We may receive interim support from affiliated companies and plan to raise additional capital through debt and/or equity financings. We may also raise additional funds through the exercise of warrants and stock options, if exercised. However, there is no assurance that any of these activities will be successful.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended April 30, 2013, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4

Results of Operations for Three Months Ended July 31, 2013 Compared to the Three Months Ended July 31, 2012

We had a net loss of $200,847 during the three months ended July 31, 2013, decreased by $16,408 from net loss of $217,255 during the three months ended July 31, 2012.

Research and development expenses decreased from $32,704 in three months ended July 31, 2012 to $11,150 in three months ended July 31, 2013, due to fewer engineering hours are required during the three months ended July 31, 2013.

Total general and administrative expenses increased from $184,191 in three months ended July 31, 2012 to $189,337 in the three months ended July 31, 2013. We recorded financing cost of $136,321 for warrant re-pricing and extensions in the first quarter of 2014 compared to $83,977 in 2013. We did not record option-based compensation in the first quarter of 2014 compared to $48,322 in 2013.

Other expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses increased slightly from $8,000 during the three months ended July 31, 2012 to $9,192 during the three months ended July 31, 2013;

●	Office and administrative expenses decreased from $12,659 during the three months ended July 31, 2012 to $8,017 during the three months ended July 31, 2013; and

●	Consulting and management fees remained at $37,500 for the three months ended July 31, 2012 and 2013.

During the three months ended July 31, 2012 and 2013 we recorded interest expense of $360 on the same promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the three months ended July 31, 2013, we financed our operations mainly through proceeds of $26,955 from the sale of common stock net of share issuance costs.

During the three months ended July 31, 2013 we had net proceeds of $21,972 returned to our affiliated companies. At July 31, 2013 total amount owing to related parties is $1,477,688 or 86.05% of total liabilities as of July 31, 2013. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

5

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the three months ended July 31, 2013, attached hereto.

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

(b)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

From May 1, 2013 to the date of this report, we sold an aggregate of 368,333 units for cash proceeds of $55,250. Each unit consists of one common share and two common stock purchase warrants, with one warrant exercisable at $0.20 per share for one year and one warrant exercisable at $0.25 per share for two years into the Company’s common stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)	Exhibit(s)

	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

	31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed Herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 16, 2013

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

8