Form 10-Q
period 2013-10-31
REGI U S INC
filed 2013-12-17
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,110,298 shares of common stock with no par value outstanding as of December 17, 2013.

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

3

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	October 31, 2013	April 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$62	$16,377

Total Assets	$62	$16,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$230,927	$226,287
Due to related parties	1,514,898	1,499,300
Total Current Liabilities	1,745,825	1,725,587

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,110,298 and 31,675,965 shares issued and outstanding, respectively	10,280,387	10,019,361
Deficit accumulated during the development stage	(12,026,150)	(11,728,571)
Total Stockholders’ Deficit	(1,745,763)	(1,709,210)

Total Liabilities and Stockholders’ Deficit	$62	$16,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

					July 27, 1992
	Three Months Ended		Six Months Ended		(Inception)
	October 31,		October 31,		Through
	2013	2012	2013	2012	October 31, 2013

Operating Expenses:
Amortization	$-	$-	$-	$-	$130,533
General and administrative	85,825	68,388	275,162	252,579	9,650,334
Impairment loss	-	-	-	-	72,823
Gain on settlement of accounts payable	-	-	-	-	(200,351)
Research and development	10,547	16,523	21,697	49,227	4,750,937

Loss from Operations:	(96,372)	(84,911)	(296,859)	(301,806)	(14,404,276)

Other Income (Expense):
Interest expense	(360)	(360)	(720)	(720)	(2,570)
Gain on change in fair value of derivative liabilities	-	-	-	-	280,488

Net loss	$(96,732)	$(85,271)	$(297,579)	$(302,526)	$(14,126,358)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding – basic and diluted	32,059,500	30,353,000	31,875,000	29,914,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,		July 27, 1992 (Inception) Through
	2013	2012	October 31, 2013
Cash flows from operating activities:
Net loss	$(297,579)	$(302,526)	$(14,126,358)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization	-	-	130,533
Donated services	60,000	60,000	1,755,000
Impairment loss	-	-	72,823
Shares issued for services	-	9,000	437,900
Options and warrants issued for service	136,321	132,299	1,806,242
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liability	-	-	(280,488)
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Due to related parties	253	-	253
Accounts payable and accrued liabilities	4,640	3,892	439,844
Net cash used in operating activities	(96,365)	(97,335)	(9,015,298)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	-	260,136
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	-	-	(236,616)

Cash flows from financing activities
Advances (to) from related parties	15,345	(69,952)	1,825,482
Bank indebtedness	-	(251)	-
Proceeds from convertible debentures	-	-	5,000
Proceeds from exercise of options	-	-	20,000
Proceeds from the sale of common stock	64,705	167,563	7,401,494
Net cash provided by financing activities	80,050	97,360	9,251,976

Net change in cash and cash equivalents	(16,315)	25	62
Cash and cash equivalents, beginning of period	16,377	44	-
Cash and cash equivalents, end of period	$62	$69	$62

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$-	$-	$280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

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

NOTE 2. GOING CONCERN

REGI incurred net losses of $297,579 for the six months ended October 31, 2013, has a working capital deficit of $1,745,763 and an accumulated deficit of $12,026,150 at October 31, 2013. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of October 31, 2013 and for the six months ended October 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand except for the $24,000 promissory note described below. Related parties consist of companies controlled or significantly influenced by the directors and officers of REGI. As of October 31, 2013, there was no balance due from related parties and an aggregate of $1,514,898 due to related parties. As of April 30, 2013, there was no balance due from related parties and $1,499,300 due to related parties.

During the year ended April 30, 2012 the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the six months ended October 31, 2013, interest expense of $720 was recorded on the promissory note. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

During the six month period ended October 31, 2013, the President, CEO who is also a director of REGI provided consulting services to REGI valued at $45,000, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the six month period ended October 31, 2012.

During the six month period ended October 31, 2013, the CFO who is also a director of REGI provided consulting services to REGI valued at $15,000, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the six month period ended October 31, 2012.

During each of the six month periods ended October 31, 2013 and 2012, management fees of $15,000 were accrued to a company having a common director.

During the six months period ended October 31, 2013, the Company incurred $18,890 research and development expenses with a company controlled by a director of REGI appointed in 2013. During the six months period ended October 31, 2012, the Company incurred $18,670 research and development expenses with the same related party.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.

NOTE 4. STOCKHOLDERS’ EQUITY

a)  Common Stock Options and Warrants

During the six month periods ended October 31, 2013 and 2012, the Company recorded aggregate stock-based compensation associated with options and warrants of $136,321 and $132,299, respectively. At October 31, 2013 and April 30, 2013, the Company had $401,072 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the six months ended October 31, 2013 and 2012 was determined using the Black-Scholes option pricing model and the following assumptions:

Six Months Ended October 31,
	2013	2012

Risk free interest rate	0.11% - 0.36%	0.15 - 0.74%
Expected life	0.09-1.64	0.01 - 5 years
Annualized volatility	191.11% - 299.98%	204.98% - 377.83%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the six months ended October 31, 2013 is as follows:

	October 31, 2013
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	2,638,000	$0.15
Outstanding at end of period	2,638,000	$0.15
Exercisable at end of period	659,500	$0.15
Weighted average fair value of options granted		$0.17

At October 31, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 3.88 years, respectively. The intrinsic value of “in the money” exercisable options at October 31, 2013 was $19,587.

At April 30, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 4.83 years, respectively. The intrinsic value of “in the money” exercisable options at April 30, 2013 was $158,005.

A summary of REGI’s common stock warrant activity for six months ended October 31, 2013 is as follows:

	October 31, 2013
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	3,730,150	$0.18
Issued during the period	868,666	$0.23
Outstanding at end of period	4,598,816	$0.19
Exercisable at end of period	4,561,316	$0.19

On July 27, 2013, the Company extended the expiration date of 833,950 outstanding common stock warrants with expiration dates between July 30, 2012 and December 17, 2013 by one year and reduced their exercise price from $0.50 to $0.25. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $136,321 which was expensed in six months ended October 31, 2013.

At October 31, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.10 to $0.25 per share and 0.50 year, respectively. The intrinsic value of “in the money” exercisable warrants at October 31, 2013 was $26,946.

At April 30, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 to $0.25 per share and 1.01 years, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2013 was $783,466.

b) Cash Consideration

During the six months ended October 31, 2013, the Company sold an aggregate of 434,333 units in a private placement for cash proceeds of $64,705, net of issuance costs of $445, at $0.15 per unit. Each unit consists of one common share and two common stock purchase warrants, with one warrant exercisable at $0.20 per share for one year and one warrant exercisable at $0.25 per share for two years into the Company’s common stock from the closing date of the private placement. The private placement was closed on October 7, 2013.

NOTE 5. SUBSEQUENT EVENT

Effective December 12, 2013, the Company assigned the international rights, title and interests in the rotary device patents to Reg Tech, a company under common control. The assignment did not include the rights in the United States.

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

Recent Development

Effective December 12, 2013, the Company assigned the international rights, title and interested in the rotary device patents to Reg Tech, except the United States.

Going Concern

We incurred net losses of $$297,579 for the six months ended October 31, 2013, has a working capital deficit of $1,745,763 and an accumulated deficit of $12,026,150 at October 31, 2013. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for the Six Months Ended October 31, 2013 Compared to the Six Months Ended October 31, 2012

We had a net loss of $297,579 during the six months ended October 31, 2013, decreased by $4,947 from net loss of $302,526 during the six months ended October 31, 2012.

Research and development expenses decreased from $49,227 in six months ended October 31, 2012 to $21,697 in six months ended October 31, 2013, due to the fact that fabrication to complete the cam and actuator for the RadMax™ demonstration diesel engine model was completed during the year ended April 30, 2013, and fewer engineering hours are required during the six months ended October 31, 2013.

Total general and administrative expenses increased from $252,579 in six months ended October 31, 2012 to $275,162 in the six months ended October 31, 2013. Our non-cash, option and warrants based expenses increased from $132,299 in 2012 to $136,321 in 2013.

Other expense comparisons are as follows:

─	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $24,865 during the six months ended October 31, 2012 to $19,800 during the six months ended October 31, 2013, as our transaction volume decreased from 2012 to 2013;
─	Shareholder communication decreased from $3,085 during the six months ended October 31, 2012 to $3,000 during the six months ended October 31, 2013 due to management’s decision to only rely on efficient in-house services during the current period;
─	Office and administrative expenses were consistent from $32,401 during the six months ended October 31, 2012 to $30,505 during the six months ended October 31, 2013;
─	Transfer agent and filing fees increased from $9,134 in 2012 to $11,457 in 2013 as we had more equity transactions in 2013;
─	Consulting and management fees were consistent at $75,000, of which $60,000 was donated services for the six months ended October 31, 2012 and 2013; and
─	We incurred technology related travel expense of $3,107 in 2013, which did not take place in 2012.

During the six months ended October 31, 2013 and October 31, 2012, we recorded interest expense of $720 on promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012

We had a net loss of $96,732 during the three months ended October 31, 2013, increased by $11,461 from net loss of $85,271 during the three months ended October 31, 2012.

Research and development expenses decreased from $16,532 in the three months ended October 31, 2012 to $10,547 in the three months ended October 31, 2013, due to the fewer engineering hours are required during the three months ended October 31, 2013.

Total general and administrative expenses increased from $68,388 in the three months ended October 31, 2012 to $85,825 in the three months ended October 31, 2013.

Other expense comparisons are as follows:

─	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $12,608 during the three months ended October 31, 2012 to $12,608 during the three months ended October 31, 2013, as our transaction volume decreased from 2012 to 2013;
─	Shareholder communication expenses were consistent at $1,500, consulting and management fees were consisted at $37,500 during 2012 and 2013;
─	Office and administrative expenses increased from $15,522 in 2012 to $23,912 in 2013 as we recorded more expenses in the second quarter than in the first quarter in 2013;
─	Transfer and filing expenses increased from $6,581 in 2012 to $9,870 in 2013, as we had more equity transactions in 2013; and
─	We incurred technology related travel expense of $2,403 in 2013, which did not take place in 2012.

During the three months ended October 31, 2013 and October 31, 2012, we recorded interest expense of $360 on promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the six months ended October 31, 2013, we financed our operations mainly through proceeds of $64,705 from the sale of common stock net of share issuance costs and advances of $15,345 from related parties.

At October 31, 2013 total amount owing to related parties is $1,514,898 or 86.77% of total liabilities as of October 31, 2013. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the six months ended October 31, 2013, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From May 1, 2013 to the date of this report, we sold an aggregate of 434,333 units for cash proceeds of $65,150. Each unit consists of one common share and two common stock purchase warrants, with one warrant exercisable at $0.20 per share for one year and one warrant exercisable at $0.25 per share for two years into the Company’s common stock.

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

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 17, 2013

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

