Form 10-Q
period 2014-01-31
REGI U S INC
filed 2014-03-24
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to ____________

Commission File Number 0-23920

REGI U.S., INC.

(Exact name of Small Business Issuer as specified in its charter)

Oregon	91-1580146
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

#240 – 11780 Hammersmith Way
Richmond, BC, Canada	V7A 5A9
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(604) 278-5996

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,240,298 shares of common stock with no par value outstanding as of March 24, 2014.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	January 31, 2014	April 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,457	$16,377

Total Assets	$1,457	$16,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$175,645	$226,287
Due to related parties	1,562,667	1,499,300
Total Current Liabilities	1,738,312	1,725,587

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,220,298 and 31,675,965 shares issued and outstanding, respectively	10,477,956	10,019,361
Deficit accumulated during the development stage	(12,214,811)	(11,728,571)
Total Stockholders’ Deficit	(1,736,855)	(1,709,210)

Total Liabilities and Stockholders’ Deficit	$1,457	$16,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

					July 27, 1992
	Three Months Ended		Nine Months Ended		(Inception)
	January 31,		January 31,		Through
	2014	2013	2014	2013	January 31, 2014

Operating Expenses:
Amortization	$-	$-	$-	$-	$130,533
General and administrative	188,301	59,234	463,463	326,813	9,838,635
Impairment loss	-	-	-	-	72,823
Gain on settlement of accounts payable	-	-	-	-	(200,351)
Research and development	-	21,324	21,697	70,551	4,750,937

Loss from Operations:	(188,301)	(80,558)	(485,160)	(397,364)	(14,592,577)

Other Income (Expense):
Interest expense	(360)	(360)	(1,080)	(1,080)	(2,930)
Gain on change in fair value of derivative liabilities	-	-	-	-	280,488

Net loss	$(188,661)	$(80,918)	$(486,240)	$(398,444)	$(14,315,019)

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding – basic and diluted	32,130,000	30,834,000	31,960,000	30,224,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			July 27, 1992
	Nine Months Ended		(Inception)
	January 31,		Through
	2014	2013	January 31, 2014
Cash flows from operating activities:
Net loss	$(486,240)	$(398,444)	$(14,315,019)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization	-	-	130,533
Donated services	90,000	90,000	1,785,000
Impairment loss	-	-	72,823
Shares issued for services	-	9,000	437,900
Options and warrants issued for service	292,890	132,299	1,962,811
Amortization of deferred compensation	-	-	373,795
Gain on settlement of accounts payable	-	-	(200,351)
Gain on change in fair value of derivative liability	-	-	(280,488)
Write-off of intellectual property	-	-	578,509
Changes in operating assets and liabilities:
Accounts receivable	-	-	(3,000)
Accounts payable and accrued liabilities	(50,642)	4,030	384,562
Net cash used in operating activities	(153,992)	(163,115)	(9,072,925)

Cash flows from investing activities:
Patent protection costs	-	-	(38,197)
Advances to related parties	-	-	(260,136)
Collection of advances to related parties	-	-	260,136
Purchase of equipment	-	-	(198,419)
Net cash used in investing activities	-	-	(236,616)

Cash flows from financing activities
Advances (to) from related parties	63,367	(30,715)	1,873,504
Bank indebtedness	-	(251)	-
Proceeds from convertible debentures	-	-	5,000
Proceeds from exercise of options	-	-	20,000
Proceeds from the sale of common stock	75,705	194,563	7,412,494
Net cash provided by financing activities	139,072	163,597	9,310,998

Net change in cash and cash equivalents	(14,920)	482	1,457
Cash and cash equivalents, beginning of period	16,377	44	-
Cash and cash equivalents, end of period	$1,457	$526	$1,457

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Non-Cash Investing and Financing Activities:
Cumulative effect of change in accounting principal	$-	$-	$280,488
Warrants issued for equity line of credit	-	-	1,561,406
Shares issued to settle debt	-	-	496,000
Shares issued for convertible debenture	-	-	5,000
Shares issued for intellectual property	-	-	345,251
Affiliate’s shares issued for intellectual property	-	-	200,000

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

NOTE 2. GOING CONCERN

REGI incurred net losses of $486,240 for the nine months ended January 31, 2014, has a working capital deficit of $1,736,855 and an accumulated deficit of $12,214,811 at January 31, 2014. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of January 31, 2014 and for the nine months ended January 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. PATENTS

Effective December 12, 2013, the Company assigned the international rights, title and interests in the rotary device patents to Reg Tech, a company under common control. The assignment did not include the rights in the United States.

NOTE 4. RELATED PARTIES

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand except for the $24,000 promissory note described below. Related parties consist of companies controlled or significantly influenced by the directors and officers of REGI. As of January 31, 2014, there was no balance due from related parties and an aggregate of $1,562,667 due to related parties. As of April 30, 2013, there was no balance due from related parties and $1,499,300 due to related parties.

During the year ended April 30, 2012 the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the nine months ended January 31, 2014, interest expense of $1,080 was recorded on the promissory note. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

During the nine month period ended January 31, 2014, the President, CEO who is also a director of REGI provided consulting services to REGI valued at $67,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the nine month period ended January 31, 2013.

During the nine month period ended January 31, 2014, the CFO who is also a director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the nine month period ended January 31, 2013.

During each of the nine month periods ended January 31, 2014 and 2013, management fees of $22,500 were accrued to a company having a common director.

During the nine months period ended January 31, 2014, the Company incurred $18,890 research and development expenses with a company controlled by a director of REGI appointed in 2013. During the nine months period ended January 31, 2012, the Company incurred $28,289 research and development expenses with the same related party.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors.

NOTE 5. STOCKHOLDERS’ EQUITY

a) Common Stock Options and Warrants

During the nine month periods ended January 31, 2014 and 2013, the Company recorded aggregate stock-based compensation associated with options and warrants of $292,890 and $132,299, respectively. At January 31, 2014 and April 30, 2013, the Company had $401,072 of total deferred compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the nine months ended January 31, 2014 and 2013 was determined using the Black-Scholes option pricing model and the following assumptions:

Nine Months Ended January 31,
	2014	2013

Risk free interest rate	0.11% - 0.36%	0.15 - 0.74%
Expected life	0.09-1.64	0.01 - 5 years
Annualized volatility	191.11% - 299.98%	204.98% - 377.83%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the nine months ended January 31, 2014 is as follows:

	January 31, 2014
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	2,638,000	$0.15
Outstanding at end of period	2,638,000	$0.15
Exercisable at end of period	659,500	$0.15
Weighted average fair value of options granted		$0.17

At January 31, 2014, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 3.63 years, respectively. The intrinsic value of “in the money” exercisable options at January 31, 2014 was $6,595.

At April 30, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 4.83 years, respectively. The intrinsic value of “in the money” exercisable options at April 30, 2013 was $158,005.

A summary of REGI’s common stock warrant activity for nine months ended January 31, 2014 is as follows:

	January 31, 2013
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	3,730,150	$0.18
Issued during the period	978,666	$0.23
Outstanding at end of period	4,708,816	$0.19
Exercisable at end of period	4,671,316	$0.19

On November 27, 2013, the Company extended the expiration date of 1,816,200 outstanding common stock warrants from December 12, 2013 to December 12, 2014. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $156,569 which was expensed in nine months ended January 31, 2014.

On July 27, 2013, the Company extended the expiration date of 833,950 outstanding common stock warrants with expiration dates between July 30, 2012 and December 17, 2013 by one year and reduced their exercise price from $0.50 to $0.25. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $136,321 which was expensed in nine months ended January 31, 2014.

At January 31, 2014, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.10 to $0.25 per share and 0.92 year, respectively. The intrinsic value of “in the money” exercisable warrants at January 31, 2014 was $27,212.

At April 30, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 to $0.25 per share and 1.01 years, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2013 was $783,466.

b) Cash Consideration

During the nine months ended January 31, 2014, the Company sold an aggregate of 434,333 units in a private placement for cash proceeds of $64,705, net of issuance costs of $445, at $0.15 per unit. Each unit consists of one common share and two common stock purchase warrants, with one warrant exercisable at $0.20 per share for one year and one warrant exercisable at $0.25 per share for two years into the Company’s common stock from the closing date of the private placement. The private placement was closed on October 7, 2013.

During the nine months ended January 31, 2014, the Company sold an aggregate of 110,000 units in a private placement for cash proceeds of $11,000, at $0.10 per unit. Each unit consists of one common share and one common stock purchase warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement. The private placement have not been closed as of the date of this report.

NOTE 6. SUBSEQUENT EVENT

During February, 2014, the Company sold an aggregate of 20,000 units in a private placement for cash proceeds of $2,400, at $0.12 per unit. Each unit consists of one common share and one common stock purchase warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement. The private placement has not been closed as of the date of this report.

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

Going Concern

We incurred net losses of $486,240 for the nine months ended January 31, 2014, has a working capital deficit of $1,736,855 and an accumulated deficit of $12,214,811 at January 31, 2014. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for the Nine Months Ended January 31, 2014 Compared to the Nine Months Ended January 31, 2013

We had a net loss of $486,240 during the nine months ended January 31, 2014, increased from net loss of $398,444 during the nine months ended January 31, 2013.

Total general and administrative expenses increased from $326,813 in the nine months ended January 31, 2013 to $463,463 in the nine months ended January 31, 2014. The increase in part is due to the increase in our non-cash, option and warrants based expenses from $132,299 in 2013 to $292,890 in 2014.

Research and development expenses decreased from $70,551 in nine months ended January 31, 2013 to $21,697 in nine months ended January 31, 2014, due to the fact that fabrication to complete the cam and actuator for the RadMax™ demonstration diesel engine model was completed during the year ended April 30, 2013, and fewer engineering hours are required during the nine months ended January 31, 2014.

Other expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $30,325 during the nine months ended January 31, 2013 to $25,100 during the nine months ended January 31, 2014, as our transaction volume decreased from 2013 to 2013;

●	Office and administrative expenses were consistent from $37,241 during the nine months ended January 31, 2013 to $38,747 during the nine months ended January 31, 2014;

●	Transfer agent and filing fees decreased from $14,048 in 2013 to $12,981 in 2014 as we had more equity transactions in 2013;

●	Consulting and management fees were consistent at $112,500, of which $90,000 was donated services for the nine months ended January 31, 2013 and 2014; and

●	We incurred technology related travel expense of $3,107 in 2014, which did not take place in 2013.

During the nine months ended January 31, 2014 and January 31, 2013, we recorded interest expense of $1,080 on promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013

We had a net loss of $188,661 during the three months ended January 31, 2014, increased from net loss of $80,918 during the three months ended January 31, 2013.

During the three months ended January 31, 2014 we recorded financing cost of $156,569 for warrant extension, which did not take place during the three months ended January 31, 2013.

Total general and administrative expenses increased from $80,558 in the three months ended January 31, 2013 to $188,301 in the three months ended January 31, 2014.

Research and development expenses decreased from $21,324 in the three months ended January 31, 2013 to $Nil in the three months ended January 31, 2014, due to the fewer engineering hours required during the three months ended January 31, 2014.

Other expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses were consistent at $5,640 during the three months ended January 31, 2013 compared to $5,300 during the three months ended January 31, 2014;

●	Office and administrative expenses decreased from $10,315 in 2013 to $8,586 in 2014 as we continued to streamline our operations; and

●	Transfer and filing expenses increased from $4,914 in 2013 to $1,524 in 2014, as we had fewer equity activities thus fewer required filings in 2014.

During the three months ended January 31, 2014 and January 31, 2013, we recorded interest expense of $360 on promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the nine months ended January 31, 2014, we financed our operations mainly through proceeds of $75,705 from the sale of common stock net of share issuance costs and advances of $63,367 from related parties.

At January 31, 2014 total amount owing to related parties is $1,562,667 or 89.90% of total liabilities as of January 31, 2014. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the nine months ended January 31, 2014, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended January 31, 2014, the Company sold an aggregate of 434,333 units in a private placement for cash proceeds of $64,705, net of issuance costs of $445, at $0.15 per unit. Each unit consists of one common share and two common stock purchase warrants, with one warrant exercisable at $0.20 per share for one year and one warrant exercisable at $0.25 per share for two years into the Company’s common stock from the closing date of the private placement. The private placement was closed on October 7, 2013.

During the nine months ended January 31, 2014, the Company sold an aggregate of 110,000 units in a private placement for cash proceeds of $11,000, at $0.10 per unit. Each unit consists of one common share and one common stock purchase warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement. The private placement have not been closed as of the date of this report.

During February, 2014, the Company sold an aggregate of 20,000 units in a private placement for cash proceeds of $2,400, at $0.12 per unit. Each unit consists of one common share and one common stock purchase warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement. The private placement has not been closed as of the date of this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibit(s)

	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

	31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 24, 2014

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

