Form 10-K
period 2014-04-30
REGI U S INC
filed 2014-08-14
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, no par value, as of August 14, 2014 was 32,775,298.

State the aggregate market value of the voting and non-voting common equity computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,137,648 as of October 31, 2013.

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

PART I

ITEM 1. BUSINESS

General

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. At April 30, 2014 Rand Energy Group Inc., a privately held British Columbia corporation (“Rand Energy”) holds approximately 1.80% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation (“Reg Tech”). Reg Tech holds approximately 8.41% of the common shares of REGI.

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

We will need to raise additional capital in the future beyond any amount currently on hand and which may become available as a result of debt and/or equity financing, including the exercise of warrants and options which are currently outstanding, in order to fully implement our intended plan of operations.

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

Based upon testing work performed by independent organizations on prototype models, we believe that the RadMax® Engine holds significant potential in a number of other applications ranging from small stationary equipment to automobiles and aircraft. In addition to its potential use as an internal combustion engine, the RadMax® Engine design is being employed in the development of several types of compressors, pumps, expanders and other applications.

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

Products and Projects

RadMax® Engine

The Company is working with Reg Technologies Inc. in developing a RadMax® Diesel Engine application.

We believe that the RadMax® Diesel Engine could achieve improved fuel consumption when compared to gasoline and turbine engines. This was based on a review by our previous thermodynamics engineer, Dr. Allen MacKnight, PhD, of published industry literature. Specifically, a given volume of diesel fuel contains approximately 30% more energy that the same volume of gasoline and diesel engines consume approximately 0.4 pounds of fuel for every horsepower hour. As a point of reference, all turbine engines consume approximately 0.8 pounds of fuel for every horsepower hour.

To bring the RadMax® Diesel Engine from concept to reality, a number of milestones, or steps, are required for ultimate qualification. These started with concept drawings and presentations, and lead to testing by independent agencies to validate the emissions, horsepower, and other critical metrics.

On June 7, 2013 we announced the RadMax™ engineering report as of May 2013, as follows:

Prototype Support

- New Vane Seal Design:

The vane sealing requirements were prepared for Trelleborg. Contact was made and requirements were forwarded to Trelleborg. After initial discussions, the requirements were forwarded to the aerospace design group. They were flying two engineers to Spokane to meet and discuss possible solutions.

- Test Fixture Design:

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

- Plans:

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

On July 18, 2013 Mr. Paul Porter reported that the seal Trelleborg working on the RadMax™ demonstration model looked excellent and would require little, if any, modification to the prototype. The new seal design would be thicker for increased wear life. The drawings for the test fixture had been completed by Mr. Porter for testing the emissions, fuel consumption, friction and wear and tear using diesel and natural gas as fuels.

Testing would commence upon completion of the manufacturing of the test fixture and seal for the RadMax™ demonstration model.

On May 27, 2014, we announced that the manufacturing of the more durable seals had been completed by TrelleborgAB of Sweden, a leading supplier of sealing solutions. A test fixture for analyzing the seal performance had been manufactured by Ebco Industries of Richmond, BC. Paul Porter, our Chief Engineer and a director of the board, had commenced testing and installation of the new seals for the demonstration engine, prior to the comprehensive testing for emissions, fuel consumption and wear and tear, using both diesel and natural gas.

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

Patents

U.S. patent 5,429,084 was granted on July 4, 1995, to James McCann, Brian Cherry, Patrick Badgley and four other individuals for various improvements incorporated in the RC/DC Engine, This patent has been assigned to us. The patent to the original Rand Cam engine, U.S. Patent 4,401,070, was issued on August 30, 1983 to James McCann and the marketing rights were held by Rand Energy Group, Inc. Reg Technologies Inc. has the worldwide rights, title and interest, excluding the United States, which is owned by the Company pursuant to agreements with Rand Energy Group, Inc.

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

Research and Development

Research and development work on the RadMax® Engine is coordinated and funded by Reg Tech and the Company as to 50% each. We contract with outside individuals, institutions and companies to perform most of the additional research and development work. We spent $35,612 and $84,415 on research and development in the years ended April 31, 2014 and 2013, respectively.

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

We face risks related to general domestic and global economic conditions.

We rely on our ability to raise capital through the sale of our securities. However, the current uncertainty arising out of domestic and global economic conditions poses a risk to the economies in which we operate. Our ultimate success will depend upon our ability to raise additional capital or to have other parties bear a portion of the required costs to further develop or exploit the potential market for our products. Reg Tech and REGI have agreed to provide the necessary funds for the development of the RadMax® Engine prototypes and our other operations until joint venture or license agreements can be completed.

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

We have reported losses in each year since its inception. At April 30, 2014, we had an accumulated deficit of $12,316,119 in accordance with US GAAP. Our history consists almost entirely of development of technologies funded entirely from the sale of our Common Stock or debts from related parties in the absence of revenues. We anticipate that it will continue to incur substantial additional operating losses for at least the next 12 months and expects cumulative losses to increase as our development efforts expand.

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

We have a history of operating losses, and an accumulated deficit, as of April 30, 2014, of $12,316,119. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

You should not expect to receive dividends in the foreseeable future.

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

	High $	Low $
Quarter ended July 31, 2012	0.17	0.09
Quarter ended October 31, 2012	0.15	0.08
Quarter ended January 31, 2013	0.16	0.05
Quarter ended April 30, 2013	0.39	0.11
Quarter ended July 31, 2013	0.39	0.19
Quarter ended October 31, 2013	0.19	0.13
Quarter ended January 31, 2014	0.21	0.10
Quarter ended April 30, 2014	0.20	0.13

The following table shows the high and low bid prices of our stock traded on the OTC Bulletin Board during the most recent six months, for each month as follows:

	High $	Low $
February 2014	0.20	0.15
March 2014	0.17	0.15
April 2014	0.17	0.13
May 2014	0.17	0.12
June 2014	0.15	0.08
July 2014	0.14	0.09

Holders

As of August 14, 2014, there were 32,775,298 shares of common stock outstanding, held by 277 shareholders of record.

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

The Company is authorized to issue up to 100,000,000 shares of common stock, without par value. As of August 14, 2014, there were 32,775,298 shares of common stock issued and outstanding. Each share of Common Stock is entitled to one vote on all matters submitted for shareholder approval.

Recent Sales of Unregistered Securities

During the year ended April 30, 2014, the Company sold an aggregate of 434,333 units in a private placement for cash proceeds of $64,704, net of issuance costs of $446, at $0.15 per unit. Each unit consists of one common share and two common stock purchase warrants, with one warrant exercisable at $0.20 per share for one year and one warrant exercisable at $0.25 per share for two years into the Company’s common stock from the closing date of the private placement. The private placement was closed on October 7, 2013.

During the year ended April 30, 2014, the Company sold an aggregate of 530,000 units in a private placement for cash proceeds of $53,400, at $0.10 per unit. Each unit consists of one common share and one common stock purchase warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement. The private placement has not been closed as of the date of this report.

During May and June, 2014, the Company sold an aggregate of 135,000 units in a private placement for cash proceeds of $13,500, at $0.10 per unit. Each unit consists of one common share and one common stock purchase warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement. The private placement has not been closed as of the date of this report.

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

Plan of Operations

We are a company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the RadMax® Engine.

We devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have incurred net losses to date totaling $12,316,119 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2014, we had working capital deficiency of $1,765,764. Our only asset was cash of $1,876 as of April 30, 2014. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Results of Operations

Results of operations for the year ended April 30, 2014 compared to the year ended April 30, 2013

There were no revenues from product licensing during 2014 or 2013.

Net loss increased from $557,892 in 2013 to $587,548 in 2014. The increase in loss of $29,656 was mainly due to the increase in options and warrants issued for services and as financing costs valued at $292,890 in 2014 and $83,977 in 2013.

During each of 2014 and 2013, the Company incurred interest expense of $1,440 on promissory note of $24,000 from Teryl Resources Corp., a company with common officer and director.

During 2014 we incurred gain on foreign exchange of $2,296, an increase from a gain on foreign exchange of $1,399 in 2013.

Changes in cash-based expenses from 2013 to 2014 are as follows:

●	Research and development expenses decreased from $84,415 in 2013 to $35,612 in 2014, as the expenses were incurred on an as-needed basis.

●	Consulting and management fees increased slightly from $150,000 in 2013 to $152,563 in 2014, as we incurred one time consulting fee of $2,563 in 2014.

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $38,675 in 2013 to $33,459 in 2014 as we continue to streamline our operations.

●	Wages and benefits and office administrative expenses increased slightly from $52,416 in 2013 to $55,713 in 2014.

●	Shareholder communication and investor relations expenses decreased from $16,072 in 2013 to $nil in 2014 as we only utilize our in-house efforts in 2014.

●	Transfer agent and filing fees decreased from $16,085 in 2013 to $14,580 in 2014 due to our decreased equity transactions in 2014.

Our basic and diluted loss per share was $0.02 for 2014 and $0.02 for 2013.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended April 30, 2014, we financed our operations mainly through proceeds of $118,104 from sale of our private placement units.

During the year ended April 30, 2014 we received net advances of $31,806 from our related parties. The total amount owing to related parties is $1,531,106 representing 86.62% of our total liabilities as of April 30, 2014. This funding was necessary with a downturn in the financial market to complete the RadMax engine and place the Company in a position to attain profit.

During the year ended April 30, 2014 we issued a promissory note for outstanding balance of $24,000 to Teryl Resources Corp, which bears simple interest rate of 6% per annum and is unsecured and repayable upon demand.

The remaining balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

As of April 30, 2014, we had a working capital deficiency of $1,765,764. We receive interim support from our related parties and will raise additional funds from equity financing. We also plan to raise funds through loans from Reg Tech and Rand Energy.

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

We anticipate that our cash requirements for the fiscal year ending April 30, 2015 will remain consistent with those for the fiscal year ended April 30, 2014.

These research and development costs are identified as master design integrator, prototype fabrication, and labour expense, and are estimated to be at $50,000 over the next 6 months.

Off-Balance Sheet Arrangements

As of April 30, 2014 and the date of this report, we have had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

The following consolidated financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

REGI U.S., Inc.

Richmond, BC, Canada

We have audited the accompanying consolidated balance sheets of REGI U.S., Inc. and subsidiary (collectively, the “Company”) as of April 30, 2014 and 2013 and the related consolidated statements of expenses, changes in stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REGI U.S., Inc. and subsidiary as of April 30, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
August 14, 2014

REGI U.S., Inc.

Consolidated Balance Sheets

	April 30,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,876	$16,377

Total Assets	$1,876	$16,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$236,534	$226,287
Due to related parties	1,531,106	1,499,300
Total Current Liabilities	1,767,640	1,725,587

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,640,298 and 31,675,965 shares issued and outstanding, respectively	10,550,355	10,019,361
Accumulated deficit	(12,316,119)	(11,728,571)
Total Stockholders’ Deficit	(1,765,764)	(1,709,210)

Total Liabilities and Stockholders’ Deficit	$1,876	$16,377

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Expenses

	Years Ended
	April 30,
	2014	2013

Operating Expenses:
General and administrative	$550,496	$472,037
Research and development	35,612	84,415

Loss from operations	(586,108)	(556,452)

Other Expense
Interest expense	(1,440)	(1,440)

Net loss	$(587,548)	$(557,892)

Net loss per share – basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding – basic and diluted	32,078,000	30,458,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended April 30, 2014 and 2013

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	(Deficit)

Balances – April 30, 2012	28,898,024	$9,424,015	$(11,170,679)	$(1,746,664)
Shares issued for services	52,941	9,000	-	9,000
Shares issued for private placements, net of share issuance costs	2,625,000	252,563	-	252,563
Shares issued for warrant exercise	100,000	15,000	-	15,000
Option and warrant compensation	-	198,783	-	198,783
Donated consulting services	-	120,000	-	120,000
Net loss	-	-	(557,892)	(557,892)
Balances – April 30, 2013	31,675,965	$10,019,361	(11,728,571)	(1,709,210)
Shares issued for private placements, net of share issuance costs	964,333	118,104	-	118,104
Option and warrant compensation	-	292,890	-	292,890
Donated consulting services	-	120,000	-	120,000
Net loss	-	-	(587,548)	(587,548)
Balances – April 30, 2014	32,640,298	$10,550,355	$(12,316,119)	$(1,765,764)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

	Years Ended
	April 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(587,548)	$(557,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	120,000	120,000
Shares issued for services	-	9,000
Options and warrants issued for services	292,890	198,783
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,247	24,281
Net cash used in operating activities	(164,411)	(205,828)

Cash flows from financing activities
Advances from/(to) related parties	31,806	(45,151)
Bank overdraft	-	(251)
Proceeds from the exercise of options and warrants	-	15,000
Proceeds from the sale of common stock	118,104	252,563
Net cash provided by financing activities	149,910	222,161

Net (decrease) increase in cash and cash equivalents	(14,501)	16,333
Cash and cash equivalents, beginning of period	16,377	44
Cash and cash equivalents, end of period	$1,876	$16,377

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

Years Ended April 30, 2014 and 2013

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

REGI U.S., Inc. (“REGI”) is engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) in the U.S. The worldwide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder, which together with its 51% owned subsidiary, Rand Energy Group Inc. owns 10.35% of REGI’s issued and outstanding stock at April 30, 2014. REGI owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%. No revenue has been derived to date and REGI’s planned principal operations have not commenced.

REGI formed a wholly-owned subsidiary, Rad Max Technologies, Inc., on April 10, 2007 in the State of Washington.

Principles of consolidation

These consolidated financial statements include the accounts of REGI, and its wholly owned subsidiary, Rad Max. All inter-company balances and transactions have been eliminated on consolidation.

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

Research and Development Costs

Research and development costs are expensed as incurred. REGI expensed development costs totaling $35,612 and $84,415 during the years ended April 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company early adopted this standard for the periods covered by the report herein.

NOTE 2. GOING CONCERN

REGI incurred net losses of $587,548 for the year ended April 30, 2014 and has a working capital deficit of $1,765,764 and an accumulated deficit of $12,316,119 at April 30, 2014. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of April 30, 2014 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the President of REGI and companies controlled or significantly influenced by the President of REGI. As of April 30, 2014, there was $1,531,106 due to related parties. As of April 30, 2013, there was $1,499,300 due to related parties.

During the year ended April 30, 2014, the President and CEO of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the year ended April 30, 2014. The same amount was recorded in the year ended April 30, 2013.

During the year ended April 30, 2014, the CFO of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the year ended April 30, 2014. The same amount was recorded in the year ended April 30, 2013.

During each of the years ended April 30, 2014 and 2013, management fees of $30,000 were accrued to a company having a common director as REGI.

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the years ended April 30, 2014 and 2013, there was no change to the principal amount of the promissory note and interest expense of $1,440 was recorded each year. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

As part of an agreement with a professional law firm in which a partner of the firm is an officer and director of REGI, REGI agreed to pay a cash fee equal to 5% of any financings with parties introduced to REGI by the law firm. REGI also agreed to pay an equity fee equal to 5% of the equity issued by REGI to parties introduced by the law firm, in the form of options, warrants or common stock. During the years ended April 30, 2014 and 2013, no legal services have been charged to the Company by the law firm.

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

During the years ended April 30, 2014 and 2013, REGI recorded stock-based compensation related to options and warrants of $292,890 and $198,783, respectively. At both April 30, 2014 and 2013, REGI had $401,072, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

April 30,
	2014	2013

Risk free interest rate	0.11 - 0.36%	0.15 - 0.74%
Expected life	0.09 - 1.64 years	0.01 - 5 years
Annualized volatility	191 - 300%	205% - 378%
Expected dividends	-	-

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

On July 27, 2012, the Company extended the expiration date of 833,950 outstanding common stock warrants with expiration dates between July 30, 2012 and February 14, 2013 by one year and reduced their exercise price from $1.50 to $0.50. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $81,322 which was expensed in full during the year ended April, 30, 2013.

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

A summary of REGI’s stock option activity for the years ended April 30, 2014 and 2013 is as follows:

	April 30, 2014		April 30, 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	2,638,000	$0.15	250,000	$0.40
Granted	-	-	2,488,000	0.15
Exercised	-	-	-	-
Expired	-	-	(100,000)	0.18
Forfeited	-	-	-	-
Outstanding at end of period	2,638,000	0.15	2,638,000	0.15
Exercisable at end of period	659,500	$0.15	659,500	$0.15
Weighted average fair value of options granted		$-		$0.18

At April 30, 2014, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 3.38 years, respectively. The intrinsic value of “in the money” exercisable options at April 30, 2014 was $9,810.

At April 30, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 4.38 years, respectively. The intrinsic value of “in the money” options at April 30, 2013 was $158,005.

On November 27, 2013, the Company extended the expiration date of 1,816,200 outstanding common stock warrants from December 12, 2013 to December 12, 2014. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $156,569 which was expensed in year ended April 30, 2014.

On July 27, 2013, the Company extended the expiration date of 833,950 outstanding common stock warrants with expiration dates between July 30, 2012 and December 17, 2013 by one year and reduced their exercise price from $0.50 to $0.25. REGI calculated the incremental increase in the fair value using the Black-Scholes option pricing model and determined it to be $136,321 which was expensed in the year ended April 30, 2014.

A summary of REGI’s common stock warrant activity for the years ended April 30, 2014 and 2013 is as follows:

	April 30, 2014		April 30, 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	3,730,150	$0.18	1,183,950	$0.41
Issued	1,398,666	0.22	2,746,200	0.15
Exercised	-	-	(100,000)	0.15
Expired	-	-	(100,000)	0.10
Outstanding at end of period	5,128,816	0.18	3,730,150	0.18
Exercisable at end of period	5,091,316	$0.19	3,692,650	$0.18

At April 30, 2014, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.10 to $0.25 per share and 0.68 year, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2014 was $375.

At April 30, 2013, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 to $0.25 per share and 1.01 year, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2013 was $783,466.

b) Performance Stock Plan

REGI has allotted 2,500,000 shares to be issued pursuant to a performance stock plan adopted on June 27, 1997, and amended in June 2004. On April 27, 2007, REGI further amended the plan so that the term of the plan is extended to the twentieth anniversary of the effective date. As of April 30, 2014, 775,000 shares have been issued under this plan and 1,725,000 remain unissued and issuable.

c) Non-Cash Consideration

During the year ended April 30, 2014, REGI did not issue common shares for services.

During the year ended April 30, 2013, REGI issued a consultant 52,941 common shares for services valued at $9,000.

d) Cash Consideration

During the year ended April 30, 2014, the Company sold an aggregate of 434,333 units in a private placement for cash proceeds of $64,704, net of issuance costs of $446, at $0.15 per unit. Each unit consists of one common share and two common stock purchase warrants, with one warrant exercisable at $0.20 per share for one year and one warrant exercisable at $0.25 per share for two years into the Company’s common stock from the closing date of the private placement. The private placement was closed on October 7, 2013.

During the year ended April 30, 2014, the Company sold an aggregate of 530,000 units in a private placement for cash proceeds of $53,400, at $0.10 per unit. Each unit consists of one common share and one common stock purchase warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement. The private placement has not been closed as of the date of this report.

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

REGI has losses carried forward for income tax purposes to April 30, 2014, however, the related deferred tax asset has been fully reserved due to management’s determination that the realization of the deferred tax assets is less than likely. The difference between the statutory tax rate and the effective tax rate is the valuation allowance.

The composition of REGI’s deferred tax assets at April 30, 2014 and 2013 is as follows:

	April 30,
	2014	2013

Net operating loss carry forward	$10,487,694	$10,313,036

Deferred tax asset	$3,670,693	$3,609,563
Less: Valuation allowance	(3,670,693)	(3,609,563)

Net deferred tax asset	$-	$-

The unused net operating loss carry forward balance will expire in the years 2014 through 2033.

NOTE 7. SUBSEQUENT EVENTS

During May and June, 2014, the Company sold an aggregate of 135,000 units in a private placement for cash proceeds of $13,500, at $0.10 per unit. Each unit consists of one common share and one common stock purchase warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement.

On May 5, 2014, the Company extended the expiration date of 830,000 outstanding common stock warrants from May 27, 2014 to November 27, 2014. The warrants are exercisable at $0.15 per share.

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

Based upon that evaluation, management has concluded that our current disclosure controls and procedures were not effective as of April 30, 2014. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below. Management anticipates that disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our Company intends to remediate the weaknesses as set out below:

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position

John G. Robertson	73	Director, Chairman of the Board of Directors, President and Chief Executive Officer
James Foley	71	Director
James Vandeberg	70	Director, Chief Financial Officer
Paul Porter	58	Director
Thomas Robertson	55	Director

Business Experience, Principal Occupation of Directors and Executive Officers, and Family Relationships

All officers currently devote part-time services to our operation.

Mr. John Robertson is the father of Mr. Thomas Robertson. There are no other family relationships between directors and/or executive officers.

The following individuals served as directors and executive officers of our company during the year ended April 30, 2014 and as of the date of this report.

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

James Foley – Director

Mr. Robertson was appointed a director in February, 2013 due to his successful business experiences especially in the field of new technologies. Mr. Foley served as a director of Reg Technologies Inc. from February, 2013 to March, 2014.Mr. Foley has a bachelor’s degree in business from University of Maryland and is a self-employed businessman in Los Angeles, California.

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

During the Company’s last completed financial year ended April 30, 2014, the Company had two Named Executive Officers: Mr. John Robertson, President and CEO, and Mr. James Vandeberg, COO and CFO.

The following table (presented in accordance with Item 402 of Regulation S-K – Executive Compensation) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2014, 2013 and 2012 (to the extent required by the Regulations) in respect of the Named Executive Officers:

						Non-equity incentive plan compensation
Name and Principal Position	Year Ended April 30	Salary ($)	Bonus ($)	Share- based Awards ($)	Option- Based Awards ($)(6)	Annual incen- tive plans ($)	Long-term incentive plans ($)	Pension value ($)	All other Compensation ($)(2)	Total compensation ($)

John G.	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	30,000	30,000
Robertson,	2013	Nil	Nil	Nil	45,831	Nil	Nil	Nil	30,000	75,831
CEO(1)(2)(3)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	30,000	30,000

James	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Vandeberg,	2013	Nil	Nil	Nil	18,332	Nil	Nil	Nil	Nil	18,332
CFO(4)(5)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Robertson is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”.

(2)	Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, received or is to receive $2,500 per month from us for management services provided to us. Mr. Robertson is a trustee of the Robertson Family Trust. The amounts for fiscal 2012, 2013 and 2014 are accrued but not paid.

(3)	Mr. Robertson’s option-based awards granted during 2013 consisted of 500,000 stock options granted on May 15, 2013 at an exercise price of $0.10 and fair value of $0.04 per option, and 500,000 stock options granted on April 11, 2013 at an exercise price of $0.20 and fair value of $0.05 per option.

(4)	Mr. Vandeberg is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”

(5)	Mr. Vandeberg’s option-based awards granted during 2013 consisted of 200,000 stock options granted on May 15, 2013 at an exercise price of $0.10 and fair value of $0.04 per option, and 200,000 stock options granted on April 11, 2013 at an exercise price of $0.20 and fair value of $0.05 per option.

(6)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Narrative Discussion

The Company does not have a share-based award plan other than the stock option plan referred to above. The Company also does not have a pension plan or a long term incentive plan. Other than John Robertson, as described below in the Narrative Description – Directors reported in the Directors’ Compensation table below, no directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2014 for services in their capacity as directors.

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

The following table sets out the option-based awards that are currently outstanding as at April 30, 2014:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)

John Robertson	500,000	0.10	May 15, 2017	15,000	375,000	11,250
	500,000	0.20	April 11, 2018	Nil	375,000	Nil

James Vandeberg	200,000	0.10	May 15, 2017	6,000	150,000	4,500
	200,000	0.20	April 11, 2018	Nil	150,000	Nil

Incentive Plan Awards – value vested or earned during the year

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

DIRECTOR COMPENSATION

Director Compensation Table

The following table sets forth all compensation provided to the directors for the year ended April 30, 2014.

The Company does not have a share-based award plan for the directors other than the stock option plan referred to above, details of which are provided below under Outstanding Option-Based Awards, Share- Based Awards and Non-equity Incentive Plan Compensation. The Company also does not have a pension plan or a non-equity incentive plan for its directors.

No directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2014 for services in their capacity as directors.

					Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incentive plans ($)	Long-term incentive plans	Pension value ($)	All other Compensation ($)	Total compensation ($)

John G. Robertson,	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO(1)(2)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

James Vandeberg,	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CFO(3)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Paul Porter (5)	2014	NA	NA	NA	NA	NA	NA	NA	NA
	2013	NA	NA	NA	NA	NA	NA	NA	NA
	2012	NA	NA	NA	NA	NA	NA	NA	NA

James Foley (4)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	NA	NA	313	NA	NA	NA	NA	313
	2012	NA	NA	NA	NA	NA	NA	NA	NA

Thomas Robertson	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	625	Nil	Nil	Nil	Nil	625
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Robertson is also an NEO and indirectly receives or accrues compensation in that capacity. See “Executive Compensation – Narrative Discussion”.

(2)	Mr. Robertson did not receive option-based awards in his capacity as a director.

(3)	Mr. Vandeberg does not receive any compensation in his capacity as a director, nor any option-based awards in his capacity as a director.

(4)	Mr. Foley was appointed to the Board of Directors during fiscal 2013.

(5)	Mr. Porter was appointed to the Board of Directors in August, 2013.

(6)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

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

Other than as described above, no directors of the Company were compensated by the Company during the financial year ended April 30, 2014 for services as consultants or experts.

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

Directors generally receive a grant of stock options upon their appointment.

The following table shows the options held by the directors and former directors at April 30, 2014:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested** ($)
John G. Robertson	500,000	0.10	May 15, 2017	15,000	375,000	11,250
	500,000	0.20	April 11, 2018	Nil	375,000	Nil

James Foley	25,000	0.20	April 11, 2018	Nil	18,750	Nil

James Vandeberg	200,000	0.10	May 15, 2017	6,000	150,000	4,500
	200,000	0.20	April 11, 2018	Nil	150,000	Nil

Pau Porter	55,000	0.10	May 15, 2017	1,650	41,250	1,238
	55,000	0.10	April 11, 2018	1,650	41,250	1,238

Thomas Robertson*	50,000	0.10	February 19, 2015	3,625	37,500	1,500
	50,000	0.20	April 11, 2018	Nil	37,500	Nil

*On May 15, 2012 the options were re-priced to exercisable into the Company’s common shares at $0.10 per share from $0.50 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options (3)(4)	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders:
1993 Stock Option Plan (as amended December 5, 2000) (1) and 2007 Stock Option Plan (2)	2,638,000	$0.15	1,862,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(2)	The Company has a Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees, approved April 12, 2007. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(3)	The price reflects the weighted average exercise price of those options which are outstanding.

(4)	The weighted average exercise price of those options which are exercisable 659,500 options is $0.15.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 14, 2014, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of Shares Owned

John G. Robertson, Chairman of the Board of Directors, President, Chief Executive Officer and Director (1) (2)	4,343,849	13.25%
Rand Energy Group Inc. (3)	588,567	1.80%
Paul Porter, Director (4)	27,500	*
James Foley (6)	6,250	*
James Vandeberg, Chief Financial Officer and Director (5)	175,000	*
Thomas Robertson (7)	12,500	*
Reg Technologies Inc.	2,744,700	8.37%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP	7,898,366	24.10%

*Less than one percent of the issued and outstanding on August 14, 2014, which was 32,775,298.

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1) This individual may be deemed to be a “parent or founder” of REGI as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 634,889 common shares owned by JGR Petroleum, Inc. of which Mr. Robertson is a sole director, 2,747,720 common shares owed by Access Information Services, of which Mr. Robertson is a sole director, 86,160 common shares owned by SMR Investment Ltd, of which Mr. Robertson is a sole director, and 250,000 stock options vested and exercisable.

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

Related Party Transactions for the Year Ended April 30, 2014

We entered into the following contracts with related parties. Related parties consist of companies controlled or significantly influenced by the Officers of the Company.

(a)	On March 31, 1994, we entered into a management agreement with Access Information Services, Inc., a Washington corporation, which is owned and controlled by the Robertson Family Trust. A management fee of $2,500 per month is accrued for the provision of certain management, administrative, and financial services. There is no termination or change of control provision. The fees for the years ended April 2014 and 2013 are accrued and not paid.

During the year ended April 30, 2014 in addition to the above:

–	During year ended April 30, 2014, Mr. John Robertson, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2013.

–	During year ended April 30, 2014, Mr. James Vandeberg, the CFO, COO and director of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2013.

–	REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

Related party transactions incurred during the normal course of the Company’s operations and are measured at the exchange amount, which is the amount agreed between the related parties.

As During the year ended April 30, 2014 changes to the amounts owed to/by related parties are as follows:

	April 30, 2013 $	(Repayment)/ Loan in Year $	April 30, 2014 $
Due to Minewest	-	1,077	1,077
Due to Linux Gold Corp.	-	(91)	(91)
Due to IAS Energy, Inc.	7,541	(110)	7,431
Due to Reg Technologies and its subsidiary Rand Energy Group Inc.	924,032	(23,398)	900,634
Due to SMR Investments Ltd.	58,637	-	58,637
Due to John Robertson	47,027	17,930	64,957
Due to Information Highway Inc.	18,892	(100)	18,792
Due to JGR Petroleum	93,772	7,400	101,172
Due to KLR Petroleum Inc.	23,221	(2,342)	20,879
Due to Teryl Resources Corp.	26,450	1,440	27,890
Due to Access Information Inc.	208,828	30,000	238,828
Due to Rainbow Networks	21,000	-	21,000
Due to Imaging Tech	69,900	-	69,900
	1,499,300	31,806	1,531,106

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, MaloneBailey LLP, Certified Public Accountants during fiscal 2014 and 2013:

Type of Services Rendered	2014	2013

(a) Audit Fees	$15,400	$16,500

(b) Audit-Related Fees	$-	$-

(c) Tax Fees	$-	$-

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

Audit Fees

The aggregate fees billed by MaloneBailey LLP, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2014 and 2013 were $15,400 and $16,500, respectively.

All Other Fees

For the fiscal years ended April 30, 2014 and 2013, the aggregate fees billed by MaloneBailey LLP, Certified Public Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

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

Dated: August 14, 2014

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President, Chief Executive Officer	August 14, 2014
(John G. Robertson)	and Director (Principal Executive Officer and Director)

/s/ James Vandeberg	Chief Financial Officer and Director (Principal	August 14, 2014
(James Vandeberg)	Financial and Accounting Officer and Director)

/s/ Thomas Robertson	Director	August 14, 2014
(Thomas Robertson)

/s/ James Foley	Director	August 14, 2014
(James Foley)

/s/ Paul Porter	Director	August 14, 2014
(Paul Porter)

