Form 10-Q
period 2014-07-31
REGI U S INC
filed 2014-09-22
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,779,298 shares of common stock with no par value outstanding as of September 22, 2014.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

Consolidated Balance Sheets

(Unaudited)

	July 31, 2014	April 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,085	$1,876

Total Assets	$3,085	$1,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$218,198	$236,534
Due to related parties	1,585,005	1,531,106
Total Current Liabilities	1,803,203	1,767,640

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,779,298 and 32,640,298 shares issued and outstanding, respectively	10,627,807	10,550,355
Accumulated deficit	(12,427,925)	(12,316,119)
Total Stockholders’ Deficit	(1,800,118)	(1,765,764)

Total Liabilities and Stockholders’ Deficit	$3,085	$1,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Expenses

(Unaudited)

	Three Months Ended
	July 31,
	2014	2013

Operating Expenses:
General and administrative	$101,822	$189,337
Research and development	9,624	11,150

Loss from Operations:	(111,446)	(200,487)

Other Income (Expense):
Interest expense	(360)	(360)
Other Income (Expense)	(360)	(360)

Net loss	$(111,806)	$(200,847)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding – basic and diluted	32,760,624	31,691,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(111,806)	$(200,847)
Adjustments to reconcile loss to net cash used in operating activities:
Donated services	30,000	30,000
Options and warrants issued for services and financing	34,236	136,321
Changes in operating assets and liabilities:
Due to related parties	360	360
Accounts payable and accrued liabilities	(18,336)	13,322
Net cash used in operating activities	(65,546)	(20,844)

Cash flows from financing activities
Advances (to) from related parties	53,539	(21,972)
Proceeds from the sale of common stock, net of issuance costs	13,216	26,955
Net cash provided by financing activities	66,755	4,983

Net change in cash and cash equivalents	1,209	(15,861)
Cash and cash equivalents, beginning of period	1,876	16,377
Cash and cash equivalents, end of period	$3,085	$516

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of REGI U.S., Inc. (“REGI”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2014 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2014 as reported in Form 10-K, have been omitted.

NOTE 2. GOING CONCERN

REGI incurred net loss of $111,806 for the three months ended July 31, 2014 and has a working capital deficit of $1,800,118 and an accumulated deficit of $12,427,925 at July 31, 2014. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s unaudited consolidated financial statements as of July 31, 2014 and for the three months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the President of REGI and companies controlled or significantly influenced by the President of REGI. As of July 31, 2014, there was $1,585,005 due to related parties. As of April 30, 2014, there was $1,531,106 due to related parties.

During the three month period ended July 31, 2014, the President, CEO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the three month period ended July 31, 2013.

During the three month period ended July 31, 2014, the CFO, COO and director of REGI provided consulting services to REGI valued at $7,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the three month period ended July 31, 2013.

During each of three month periods ended July 31, 2014 and 2013, management fees of $7,500 were accrued to a company having a common director.

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the three months ended July 31, 2014 and 2013, there was no change to the principal amount of the promissory note and interest expense of $360 was recorded each year. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

NOTE 4. STOCKHOLDERS’ EQUITY

a) Common Stock Options and Warrants

During the three month periods ended July 31, 2014 and 2013, the Company recorded aggregate stock-based compensation associated with options and warrants of $34,236 and $136,321, respectively. At July 31, 2014, the Company had $401,072 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the three months ended July 31, 2014 and 2013 was determined using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended July 31,
	2014	2013

Risk free interest rate	0.01% - 0.05%	0.11% - 0.15%
Expected life	0.06-0.56	0.09-1.64
Annualized volatility	139.83% - 154.93%	191.11% - 299.98%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the three months ended July 31, 2014 is as follows:

	April 30, 2014
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	2,638,000	$0.15
Outstanding at end of period	2,638,000	0.15
Exercisable at end of period	659,500	$0.15
Weighted average fair value of options granted		$-

On May 5, 2014, the Company extended the expiration date of 830,000 outstanding common stock warrants from May 27, 2014 to November 27, 2014. The warrants are exercisable at $0.15 per share. The incremental increase in the fair value of the warrants was determined to be $34,236.

At July 31, 2014, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 3.13 years, respectively. The intrinsic value of “in the money” exercisable options at July 31, 2014 was $13,080.

A summary of REGI’s common stock warrant activity for the three months ended July 31, 2014 is as follows:

	July 31, 2014
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	5,128,816	$0.19
Granted	139,000	0.15
Outstanding at end of period	5,267,816	0.18
Exercisable at end of period	5,230,316	$0.18

At July 31, 2014, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.10 to $0.25 per share and 0.51 year, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2014 was $500.

b) Cash Consideration

During May and June, 2014, the Company sold an aggregate of 139,000 units in a private placement for cash proceeds of $13,216, net of issuance costs of $284, at $0.10 per unit. Each unit consists of one common share and one common stock purchase warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2014. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Nature of Business

We are a development stage company engaged in the business of developing and building an improved axial vane-type rotary engine known as the RadMax™ rotary technology (the “RadMax® Engine”), used in the design of lightweight and high efficiency engines, compressors and pumps. We have a project cost sharing agreement, whereby the development of the RadMax™ Engine will be funded equally by us and by Reg Technologies Inc. (“Reg Tech”), a public company listed for trading on the TSX Venture Exchange and on OTC.BB. Reg Tech holds approximately 10.17% of our issued and outstanding shares.

Recent Development

On September 16, 2014 we announced that the RadMax™ test fixture is completed. Mr. Paul Porter, our chief engineer reported the following:

-	The test fixture has been completed and assembled.

-	Several seal combinations have been tested in the fixture.

-	The fixture will allow the Company to quickly and inexpensively evaluate sealing combinations, vane designs and lubrication and cooling methods without risking damage or modifying the current prototype.

-	With the test fixture, we can evaluate wear patterns, seal life and friction created in the combustion chamber.

-	We can locate and quantify potential sealing or wear problems rapidly and cost effectively.

-	The test chamber is a major step toward optimizing the performance of the RadMax™ prototype and all future engine builds. and

-	The test fixture can be easily modified to test vanes for use in both smaller and larger engine builds.

Mr. Porter stated that the test fixture would be the key to the rapid development of future engine designs. New prototypes can now be designed and tested with greater confidence, lower costs and with greater efficiency.

Going Concern

We incurred net losses of $111,806 for the three months ended July 31, 2014, has a working capital deficit of $1,800,118 and an accumulated deficit of $12,427,925 at July 31, 2014. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for Three Months Ended July 31, 2014 Compared to the Three Months Ended July 31, 2013

We had a net loss of $111,806 during the three months ended July 31, 2014, decreased by $89,041 from net loss of $200,847 during the three months ended July 31, 2013.

Research and development expenses decreased from $11,150 in three months ended July 31, 2013 to $9,624 in three months ended July 31, 2014, due to fewer engineering hours required during the three months ended July 31, 2014.

Total general and administrative expenses decreased from $189,337 in three months ended July 31, 2013 to $101,822 in the three months ended July 31, 2014.

Other expense comparisons are as follows:

-	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $7,192 during the three months ended July 31, 2013 to $5,850 during the three months ended July 31, 2014 as we had fewer and less complicated transactions in the current period;

-	Office and administrative expenses increased from $8,342 during the three months ended July 31, 2013 to $24,235 during the three months ended July 31, 2014 as we incurred more administrative expenses in relation to the support and financing for our research and development efforts;

-	In the three months ended July 31, 2014, we recorded fair value of $34,236 for warrant extension; in the three months ended July 31, 2013 we recorded fair value of $136,321 for warrant re-pricing and extension; and

-	Consulting and management fees remained at $37,500 for each of the three months ended July 31, 2013 and 2014.

During each of the three months ended July 31, 2013 and 2014 we recorded interest expense of $360 on the same promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the three months ended July 31, 2014, we financed our operations mainly through proceeds of $13,216 from the sale of common stock net of share issuance costs and advances from related parties of $53,539.

At July 31, 2014 total amount owing to related parties is $1,585,005 or 87.90% of total liabilities as of July 31, 2014. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the three months ended July 31, 2014, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May 1, 2014 to the date of this report, we sold an aggregate of 135,000 units of private placement for cash proceeds of $13,500. Each unit consists of one common share and one common stock purchase warrant, with one warrant exercisable at $0.15 per share for one year into the one share of the Company’s common stock.

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

September 22, 2014

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

