Form 10-Q
period 2014-10-31
REGI U S INC
filed 2014-12-22
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________ to _______________

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,779,298 shares of common stock with no par value outstanding as of December 22, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

Consolidated Balance Sheets

(Unaudited)

	October 31, 2014	April 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$524	$1,876

Total Assets	$524	$1,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$184,568	$236,534
Due to related parties	1,679,990	1,531,106
Total Current Liabilities	1,864,558	1,767,640

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,779,298 and 32,640,298 shares issued and outstanding, respectively	10,690,837	10,550,355
Accumulated deficit	(12,554,871)	(12,316,119)
Total Stockholders’ Deficit	(1,864,034)	(1,765,764)

Total Liabilities and Stockholders’ Deficit	$524	$1,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Operating Expenses:
General and administrative	$114,272	$85,825	$216,094	$275,162
Research and development	12,314	10,547	21,938	21,697

Loss from Operations:	(126,586)	(96,372)	(238,032)	(296,859)

Other Income (Expense):
Interest expense	(360)	(360)	(720)	(720)

Net loss	$(126,946)	$(96,732)	$(238,752)	$(297,579)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	32,779,298	32,059,500	32,771,940	31,875,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(238,752)	$(297,579)
Adjustments to reconcile loss to net cash used in operating activities:
Donated services	60,000	60,000
Options and warrants issued for service	68,285	136,321
Changes in operating assets and liabilities:
Due to related parties	720	253
Accounts payable and accrued liabilities	(51,966)	4,640
Net cash used in operating activities	(161,713)	(96,365)

Cash flows from financing activities
Advances from related parties	148,164	15,345
Proceeds from the sale of common stock	12,197	64,705
Net cash provided by financing activities	160,361	80,050

Net change in cash and cash equivalents	(1,352)	(16,315)
Cash and cash equivalents, beginning of period	1,876	16,377
Cash and cash equivalents, end of period	$524	$62

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	-	-

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

NOTE 2. GOING CONCERN

REGI incurred net loss of $238,752 for the six months ended October 31, 2014 and has a working capital deficit of $1,864,034 and an accumulated deficit of $12,554,871 at October 31, 2014. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s unaudited consolidated financial statements as of October 31, 2014 and for the six months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the President of REGI and companies controlled or significantly influenced by the President of REGI and by a director of REGI. As of October 31, 2014, there was $1,679,990 due to related parties. As of April 30, 2014, there was $1,531,106 due to related parties.

During the six month period ended October 31, 2014, the President, CEO and director of REGI provided consulting services to REGI valued at $45,000, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the six month period ended October 31, 2013.

During the six month period ended October 31, 2014, the CFO, COO and director of REGI provided consulting services to REGI valued at $15,000, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the six month period ended October 31, 2013.

During each of six month periods ended October 31, 2014 and 2013, management fees of $15,000 were accrued to a company having a common director.

During the six month periods ended October 31, 2014 and 2013, research and development services of $21,938 and $21,697 were provided by a company having a common director.

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the six months ended October 31, 2014 and 2013, there was no change to the principal amount of the promissory note and interest expense of $720 was recorded during each six month period. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

NOTE 4. STOCKHOLDERS’ EQUITY

a) Common Stock Options and Warrants

During the six month periods ended October 31, 2014 and 2013, the Company recorded aggregate stock-based compensation associated with options and warrants of $68,285 and $136,321, respectively. At October 31, 2014, the Company had $393,913 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the six months ended October 31, 2014 and 2013 was determined using the Black-Scholes option pricing model and the following assumptions:

Six Months Ended October 31,
	2014	2013

Risk free interest rate	0.01% - 0.05%	0.11% - 0.36%
Expected life	0.06-0.57	0.09-1.64
Annualized volatility	139.83% - 182.47%	191.11% - 299.98%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the six months ended October 31, 2014 is as follows:

	October 31, 2014
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	2,638,000	$0.15
Granted	-	-
Expired	-	-
Outstanding at end of period	2,638,000	0.15
Exercisable at end of period	659,500	$0.15
Weighted average fair value of options granted		$-

On May 5, 2014, the Company extended the expiration date of 830,000 outstanding common stock warrants from May 27, 2014 to November 27, 2014. On October 31, 2014, the expiration date of these warrants was further extended to May 27, 2015. The warrants are exercisable at $0.15 per share. The incremental increase in the fair value of the warrants for each extension was determined to be $34,236 and $34,049, respectively.

At October 31, 2014, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 2.88 years, respectively. The intrinsic value of “in the money” exercisable options at October 31, 2014 was $3,270.

A summary of REGI’s common stock warrant activity for the six months ended October 31, 2014 is as follows:

	October 31, 2014
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	5,128,816	$0.19
Granted	139,000	0.15
Expired	(661,950)	0.24
Outstanding at end of period	4,605,866	0.18
Exercisable at end of period	4,605,866	$0.18

At October 31, 2014, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.10 to $0.25 per share and 0.43 year, respectively. The intrinsic value of “in the money” exercisable warrants at October 31, 2014 was $0.

b) Cash Consideration

During May and June, 2014, the Company sold an aggregate of 139,000 units in a private placement for cash proceeds of $12,197, net of issuance costs of $1,303, at $0.10 per unit. Each unit consists of one common share and one common stock purchase warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement.

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

Recent Development

On September 16, 2014 we announced that the RadMax™ test fixture is completed. Mr. Paul Porter, our chief engineer reported the following:

●	The test fixture has been completed and assembled.

●	Several seal combinations have been tested in the fixture.

●	The fixture will allow the Company to quickly and inexpensively evaluate sealing combinations, vane designs and lubrication and cooling methods without risking damage or modifying the current prototype.

●	With the test fixture, we can evaluate wear patterns, seal life and friction created in the combustion chamber.

●	We can locate and quantify potential sealing or wear problems rapidly and cost effectively.

●	The test chamber is a major step toward optimizing the performance of the RadMax™ prototype and all future engine builds. and

●	The test fixture can be easily modified to test vanes for use in both smaller and larger engine builds.

Mr. Porter stated that the test fixture would be the key to the rapid development of future engine designs. New prototypes can now be designed and tested with greater confidence, lower costs and with greater efficiency.

Going Concern

We incurred net losses of $238,752 for the six months ended October 31, 2014 and have a working capital deficit of $1,864,034 and an accumulated deficit of $12,554,871 at October 31, 2014. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for the Six Months Ended October 31, 2014 Compared to the Six Months Ended October 31, 2013

We had a net loss of $238,752 during the six months ended October 31, 2014, a decrease from net loss of $297,579 during the six months ended October 31, 2013.

Research and development expenses slightly increased to $21,938 in six months ended October 31, 2014 from $21,697 in six months ended October 31, 2013.

General and administrative expenses decreased from $275,162 in the six months ended October 31, 2013 to $216,094 in 2014. Our non-cash, option and warrants based expenses decreased from $136,321 in 2013 to $68,285 in the six months ended October 31, 2014.

Other general and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $19,800 during the six months ended October 31, 2013 to $17,452 in the six months ended October 31, 2014, as our transaction volume decreased from 2012 to 2013;

●	Office and administrative expenses increased from $30,506 during the six months ended October 31, 2013 to $45,600 during the six months ended October 31, 2014;

●	Transfer agent and filing fees increased from $11,457 in 2013 to $8,450 in 2014 as we had fewer equity transactions in 2013;

●	Consulting and management fees were consistent at $75,000, of which $60,000 was donated services for the six months ended October 31, 2013 and 2014; and

●	We incurred technology related travel expense of $3,107 in 2013, which did not take place in 2014.

During the six months ended October 31, 2014 and October 31, 2013, we recorded interest expense of $720 on a promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended October 31, 2014 Compared to the Three Months Ended October 31, 2013

We had a net loss of $126,946 during the three months ended October 31, 2014, an increase from net loss of $96,732 during the three months ended October 31, 2013.

Research and development expenses increased to $12,314 in the three months ended October 31, 2014 from $10,547 in the three months ended October 31, 2013.

General and administrative expenses increased from $85,825 in the three months ended October 31, 2013 to $114,272 in the three months ended October 31, 2014.

General and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $12,608 during the three months ended October 31, 2013 to $11,601 during the three months ended October 31, 2014, as our transaction volume decreased from 2013 to 2014;

●	Consulting and management fees were consisted at $37,500 during 2013 and 2014;

●	Office and administrative expenses decreased $23,914 in 2013 to $22,416 in 2014;

●	Transfer and filing expenses decreased from $9,870 in 2012 to $8,325 in 2013, as equity transactions decreased; and

●	We incurred technology related travel expense of $2,403 in 2013, which did not take place in 2014.

During the three months ended October 31, 2013 and October 31, 2014, we recorded interest expense of $360 on a promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the six months ended October 31, 2014, we financed our operations mainly through proceeds of $12,197 from the sale of common stock net of share issuance costs and advances from related parties of $148,164.

At October 31, 2014, the total amount owing to related parties is $1,679,990 or 90.10% of total liabilities as of October 31, 2014. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the six months ended October 31, 2014, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

December 22, 2014

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

