Form 10-Q
period 2015-01-31
REGI U S INC
filed 2015-03-23
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

[  ]        Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                to

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

Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,779,298 shares of common stock with no par value outstanding as of March 23, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.
Consolidated Balance Sheets
(Unaudited)

	January 31, 2015	April 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$798	$1,876

Total Assets	$798	$1,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$179,620	$236,534
Due to related parties	1,748,692	1,531,106
Total Current Liabilities	1,928,312	1,767,640

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,779,298 and 32,640,298 shares issued and outstanding, respectively	10,720,837	10,550,355
Accumulated deficit	(12,648,351)	(12,316,119)
Total Stockholders’ Deficit	(1,927,514)	(1,765,764)

Total Liabilities and Stockholders’ Deficit	$798	$1,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Operating Expenses:
General and administrative	$67,234	$188,301	$283,328	$463,463
Research and development	25,886	-	47,824	21,697

Loss from Operations:	(93,120)	(188,301)	(331,152)	(485,160)

Other Income (Expense):
Interest expense	(360)	(360)	(1,080)	(1,080)

Net loss	$(93,480)	$(188,661)	$(332,232)	$(486,240)

Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	32,779,298	32,130,000	32,774,393	31,960,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(332,232)	$(486,240)
Adjustments to reconcile loss to net cash used in operating activities:
Donated services	90,000	90,000
Options and warrants issued for service	68,285	292,890
Changes in operating assets and liabilities:
Due to related parties	1,080	1,080
Accounts payable and accrued liabilities	(56,914)	(50,642)
Net cash used in operating activities	(229,781)	(152,912)

Cash flows from financing activities
Advances from related parties	216,506	62,287
Proceeds from the sale of common stock	12,197	75,705
Net cash provided by financing activities	228,703	137,992

Net change in cash and cash equivalents	(1,078)	(14,920)
Cash and cash equivalents, beginning of period	1,876	16,377
Cash and cash equivalents, end of period	$798	$1,457

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	-	-

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

NOTE 2. GOING CONCERN

REGI incurred net loss of $332,232 for the nine months ended January 31, 2015 and has a working capital deficit of $1,927,514 and an accumulated deficit of $12,648,351 at January 31, 2015. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s unaudited consolidated financial statements as of January 31, 2015 and for the nine months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the President of REGI and companies controlled or significantly influenced by the President of REGI and by a director of REGI. As of January 31, 2015, there was $1,748,692 due to related parties. As of April 30, 2014, there was $1,531,106 due to related parties.

During the nine month period ended January 31, 2015, the President, CEO and director of REGI provided consulting services to REGI valued at $67,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the nine month period ended January 31, 2014.

During the nine month period ended January 31, 2015, the CFO, COO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the nine month period ended January 31, 2014.

During each of nine month periods ended January 31, 2015 and 2014, management fees of $22,500 were accrued to a company having a common director.

During the nine month periods ended January 31, 2015 and 2014, research and development services of $47,824 and $21,697 were provided by a company having a common director.

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the nine months ended January 31, 2015 and 2014, there was no change to the principal amount of the promissory note and interest expense of $1,080 was recorded during each nine month period. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

NOTE 4. STOCKHOLDERS’ EQUITY

a) Common Stock Options and Warrants

During the nine month periods ended January 31, 2015 and 2014, the Company recorded aggregate stock-based compensation associated with options and warrants of $68,285 and $292,890, respectively.  At January 31, 2015, the Company had $393,913 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the nine months ended January 31, 2015 and 2014 was determined using the Black-Scholes option pricing model and the following assumptions:

Nine Months Ended January 31,
	2015	2014

Risk free interest rate	0.01% - 0.05%	0.11% - 0.36%
Expected life	0.06 - 0.57	0.09 - 1.64
Annualized volatility	139.83% - 182.47%	191.11% - 299.98%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the nine months ended January 31, 2015 is as follows:

	January 31, 2015
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,638,000	$0.15
Granted	-	-
Expired	-	-
Outstanding at end of period	2,638,000	0.15
Exercisable at end of period	659,500	$0.15
Weighted average fair value of options granted		$-

At January 31, 2015, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 2.63 years, respectively. The intrinsic value of “in the money” exercisable options at January 31, 2015 was $0.

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

A summary of REGI’s common stock warrant activity for the nine months ended January 31, 2015 is as follows:

	January 31, 2015
	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	5,128,816	$0.19
Granted	139,000	0.15
Expired	(3,107,483)	0.18
Outstanding at end of period	2,160,333	0.19
Exercisable at end of period	2,160,333	$0.19

At January 31, 2015, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 to $0.25 per share and 0.55 year, respectively. The intrinsic value of “in the money” exercisable warrants at January 31, 2015 was $0.

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

Going Concern

We incurred net losses of $332,232 for the nine months ended January 31, 2015 and have a working capital deficit of $1,927,514 and an accumulated deficit of $12,648,351 at January 31, 2015. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for the Nine Months Ended January 31, 2015 Compared to the Nine Months Ended January 31, 2014

We had a net loss of $332,232 during the nine months ended January 31, 2015, a decrease from net loss of $486,240 during the nine months ended January 31, 2014.

Research and development expenses increased to $47,824 in nine months ended January 31, 2015 from $21,697 in nine months ended January 31, 2014.

General and administrative expenses decreased from $463,463 in the nine months ended January 31, 2014 to $283,328 in 2015. Our non-cash, option and warrants based expenses decreased from $292,890 in 2014 to $68,285 in the nine months ended January 31, 2015.

Other general and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased slightly from $25,100 during the nine months ended January 31, 2014 to $23,474 in the nine months ended January 31, 2015;

●	Office and administrative expenses increased from $16,884 during the nine months ended January 31, 2014 to $67,940 during the nine months ended January 31, 2015;

●	Transfer agent and filing fees decreased from $12,981 in 2014 to $10,075 in 2015 as we had fewer equity transactions in 2015;

●	Consulting and management fees were consistent at $112,500, of which $90,000 was donated services for the nine months ended January 31, 2014 and 2015;

●	Technology related travel expense of $3,108 in 2014 decreased to $1,054 in 2015; and

During the nine months ended January 31, 2015 and January 31, 2014, we recorded interest expense of $1,080 on a promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

We had a net loss of $93,480 during the three months ended January 31, 2015, a decrease from net loss of $188,661 during the three months ended January 31, 2014.

Research and development expenses increased to $25,886, in the three months ended January 31, 2015 from $nil in the three months ended January 31, 2014.

General and administrative expenses decreased from $188,301 in the three months ended January 31, 2014 to $67,234 in the three months ended January 31, 2015. Our non-cash, option and warrants based expenses decreased from $156,569 in 2014 to $nil in the three months ended January 31, 2015.

General and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses increased from $5,300 during the three months ended January 31, 2014 to $6,022 during the three months ended January 31, 2015, as our transaction volume decreased from 2014 to 2015;

●	Consulting and management fees were consistent at $37,500 during 2014 and 2015;

●	Office and administrative expenses increased from $8,668 in 2014 to $25,083 in 2015;

●	Transfer and filing expenses decreased from $1,524 in 2014 to $1,625 in 2015;

●	Technology related travel expense of $nil in 2014, increased to $1,054 in 2015; and

●	Foreign exchange gain of $21,261 in 2014 decreased to foreign exchange gain of $4,050 in 2015.

During the three months ended January 31, 2014 and January 31, 2015, we recorded interest expense of $360 on a promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the nine months ended January 31, 2015, we financed our operations mainly through proceeds of $12,197 from the sale of common stock net of share issuance costs and advances from related parties of $216,506.

At January 31, 2015, the total amount owing to related parties is $1,748,692 or 90.69% of total liabilities as of January 31, 2015. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the nine months ended January 31, 2015, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May 1, 2014 to the date of this report, we sold an aggregate of 135,000 units of private placement for cash proceeds of $12,197, net of issuance costs of $1,303. Each unit consists of one common share and one common stock purchase warrant, with one warrant exercisable at $0.15 per share for one year into the one share of the Company’s common stock.

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

March 23, 2015

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

