Form 10-K
period 2015-04-30
REGI U S INC
filed 2015-07-29
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, no par value, as of July 29, 2015 was 32,779,298.

State the aggregate market value of the voting and non-voting common equity computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,605,723 as of October 31, 2014.

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

PART I

ITEM 1. BUSINESS

General

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. At April 30, 2015 Rand Energy Group Inc., a privately held British Columbia corporation (“Rand Energy”) holds approximately 1.80% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation (“Reg Tech”). Reg Tech holds approximately 8.37% of the common shares of REGI.

We are a development stage company engaged in the business of developing and building an improved axial vane-type rotary engine known as the RadMax™ rotary technology (the “Technology” or the “RadMax™ Engine”), used in the design of lightweight and high efficiency engines, compressors and pumps. The Company has a project cost sharing agreement, whereby it will fund 50% of the further development of the RadMax™ Engine and Reg Tech will fund 50%.

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

Business of the Company

Overview and History

We are engaged in the business of developing and building an improved axial vane-type rotary engine used in the design of lightweight and high efficiency engines, compressors and pumps. The worldwide intellectual and marketing rights to the RadMax™ Engine, exclusive of the United States, are held by Reg Tech. The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it funds 50% of the further development of the RadMax™ Engine and Reg Tech funds 50%.

Based upon testing work performed by independent organizations on prototype models, we believe that the RadMax™ Engine holds significant potential in a number of other applications ranging from small stationary equipment to automobiles and aircraft. In addition to its potential use as an internal combustion engine, the RadMax™ Engine design is being employed in the development of several types of compressors, pumps, expanders and other applications.

To date, several prototypes of the RadMax™ Engine have been tested and additional development and testing work is continuing. We believe that such development and testing will continue until a commercially feasible design is perfected. There is no assurance at this time, however, that such a commercially feasible design will ever be perfected, or if it is, that it will become profitable. If a commercially feasible design is perfected, we do, however, expect to derive revenues from licensing the Technology relating to the RadMax™ Engine regardless of whether actual commercial production is ever achieved. There is no assurance at this time, however, that revenues will ever be received from licensing the Technology even if it does prove to be commercially feasible.

We believe that a large market would exist for a practical rotary engine which could be produced at a competitive price and which could provide a good combination of fuel efficiency, power density and exhaust emissions.

Based on the market potential, we believe the RadMax™ Engine is well suited for application to internal combustion engines, pumps, compressors and expansion engines. The mechanism can be scaled to match virtually any size requirement. This flexibility opens the door to large markets being developed.

Products and Projects

RadMax™ Engine

The Company is working with Reg Technologies Inc. in developing a RadMax™ Diesel Engine application.

We believe that the RadMax™ Diesel Engine could achieve improved fuel consumption when compared to gasoline and turbine engines. This was based on a review by our previous thermodynamics engineer, Dr. Allen MacKnight, PhD, of published industry literature. Specifically, a given volume of diesel fuel contains approximately 30% more energy that the same volume of gasoline and diesel engines consume approximately 0.4 pounds of fuel for every horsepower hour. As a point of reference, all turbine engines consume approximately 0.8 pounds of fuel for every horsepower hour.

To bring the RadMax™ Diesel Engine from concept to reality, a number of milestones, or steps, are required for ultimate qualification. These started with concept drawings and presentations, and lead to testing by independent agencies to validate the emissions, horsepower, and other critical metrics.

RadMax™ Pump

The Company actively pursued the development of the RadMax™ Pump from early 2007 until March 2008. From September 2007 until March 2008, the Company worked with an industry partner in the water pump industry. The partner evaluated the Pump as a potential new product offering as part of its fire engine chemical dispersant product line. The evaluation and test period ended when the partner had a change in its senior management and their leading advocate left the company. Until there is further interest established in the RadMax™ Pump by an end user, no further work is anticipated.

The Company then focused all of its technical resources on validating the seals for a compressor application, leading towards the technology incorporation in the RadMax™ engine.

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

RadMax™ Compressor

The Company actively pursued the development of high pressure metal seals using the RadMax™ Compressor from July 2007 until September 2007. The technical concept of high pressure metal seals was validated in a prototype compressor test bed that was fabricated from residual hardware. There was no immediate interest by an industry partner to continue a joint development of the RadMax™ Compressor. Until there is further interest established in the RadMax™ Compressor by an end user, no further work will be conducted.

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

Recent Development

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

On September 16, 2014 we announced that the RadMax™ test fixture was completed. Mr. Paul Porter reported:

●	The test fixture had been completed and assembled.

●	Several seal combinations had been tested in the fixture.

●	The fixture would allow the Company to quickly and inexpensively evaluate sealing combinations, vane designs and lubrication and cooling methods without risking damage or modifying the current prototype.

●	With the test fixture, we could evaluate wear patterns, seal life and friction created in the combustion chamber.

●	We could locate and quantify potential sealing or wear problems rapidly and cost effectively.

●	The test chamber was a major step toward optimizing the performance of the RadMax™ prototype and all future engine builds.

●	The test fixture could be easily modified to test vanes for use in both smaller and larger engine builds.

Mr. Porter stated that the test fixture would be the key to the rapid development of future engine designs. New prototypes could as a result be designed and tested with greater confidence, lower costs and with greater efficiency.

On January 8, 2015 we reported that the vane seal installation tool was completed by Ebco Industries during December 2014. The vane seal installation tool had been tested and performed perfectly, allowing for better seal placement, retention and prevention of tearing during the vane installation.

Plans for companies 350 hp RadMax™ diesel engine were as follows:

●	The new oil cooler would be tested in the test fixture, along with the vanes.

●	Static and dynamic testing would be performed in the test fixture.

●	Upon successful completion of the static testing additional oil, coolers would be manufactured to allow the prototype to be populated in all 24 slots.

●	Additional testing would be completed for fuel consumption, emissions and wear and tear.

On March 3, 2015 we reported that based on recent successful testing of the new oil cooler design by Mr. Porter, that it had issued a purchase order to EBCO Industries for 22 additional oil coolers. This would allow up to 375 hp rotary diesel prototype to be populated in all 24 slots.

Mr Porter reported the following:

●	The new oil cooler design was tested in order to verify the new design. The first test results indicated that the vane seals were not being torn during installation and the leakage rate appeared to be minimal.

●	The new installation tool worked perfectly and allowed for the insertion and removal of the vanes as many times as were needed with no detrimental effects on the vane seal.

●	The seals on the oil cooler performed as desired with no damage observed during the installation and removal of the oil cooler.

●	The seals appeared to be working properly and created a sealed combustion chamber as needed for the engine.

Additional tests to commence on diesel engine working model were as follows:

●	Additional static and dynamic testing would be performed in the test fixture to determine the best configuration of all seals. This would also give indication of the expected life of the seals.

●	Additional oil coolers were being manufactured to allow the prototype to be populated in all 24 combustion chambers.

●	Development of facility requirements to begin dynamometer testing of the prototype.

On April 8, 2015 we reported that the Company has submitted a new U.S. patent application, for approval, to the U.S. patent office. This new patent will integrate a RadMax™ generator into the RadMax™ engine, thus being able to produce electrical power for use in recharging batteries, putting power into the electrical grid or operating any electrical device.

Paul Porter, Chief Engineer, stated that the RadMax™ new integrated system would only need one cooling system and one lubrication system and would double as the starter motor for the engine. This improvement would enable the hybrid car applications to be smaller, weigh less, fewer emissions, and greatly reduce the number of required components. It would give the hybrid a greater range and add the option to allow recharging of batteries on electrically powered automobiles.

In addition, this would allow the RadMax™ to be used as a compact and efficient generator set in remote locations, orphaned gas wells, and backup power systems for cell towers, hospitals, marine and military applications. By using gas as a fuel for the generator, the electricity could be transported through the electrical grid rather than the pipeline.

On June 1, 2015 we announced that Paul Porter, our chief mechanical engineer, was preparing test facilities for the 375hp diesel engine. He would populate the engine with the new seals and prepare it for full spin testing. This phase of testing should be the final set of tests prior to placing the engine on a dynamometer. The dynamometer testing would allow us to document friction, fuel efficiency, net horsepower and emissions.

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

Except for the Wankel rotary engine built by Mazda of Japan, no competitor, that we are aware of, presently produces in a commercial quantity any rotary engine similar to the engines we are developing. The Wankel rotary engine is similar only in that it is a rotary engine rather than a reciprocating piston engine. Without substantially greater financial resources than is currently available to us, however, it is very possible that it may not be able to adequately compete in the engine business. One competitor, Rotary Power International, is presently producing the first production SCORE rotary (Wankel type) engines. Our RadMax™ Diesel Engine is more fuel efficient, smaller, quieter, costs less to produce and will have fewer exhaust emissions.

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

The conventional piston type internal combustion engine is the prime competitor of the RadMax™ Diesel Engine. Due to the substantial infrastructure built up to support the standard combustion engine, substantial barriers to entry exist into this market.

A number of the new engine designs over the last decade have offered advantages on the thermodynamics front (e.g. more efficient use of energy through better combustion, better heat transfer, etc.). In the case of the RadMax™ Diesel Engine, its strong point it believed to be in its mechanism, not in its thermodynamics. Whether or not the engine’s mechanism alone will provide the competitive edge necessary to result in a marketable and successful product is unknown at this time.

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

Significant competition exists from engine manufacturers and engineering firms specializing in the development of internal combustion engines technology for the automotive, marine, motorcycle and small engine industry. Such competition also exists in the pump and compressor markets which may utilize the Rand Cam technology in their products. Many of these companies have substantially greater resources for research, development and manufacturing than us. It is possible that our competitors may succeed in developing technologies and products that are more effective or commercially acceptable. We believe, based on its testing of the RadMax™ Diesel Engine that the engine is a superior overall engine package to the reciprocating piston engine. This assessment is made on the basis of the RadMax™ Diesel Engine’s potential for reduced engine weight and packaging volume, improved performance, and possibly lower manufacturing costs.

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

Marketing Strategy

We intend to pursue the development of the RadMax™ Diesel Engine by entering into licensing and/or joint venture arrangements with other larger companies, which have the financial resources to maximize the potential of the technology. We have no current plans to become actively involved in either manufacturing or marketing any engine or other product which it may ultimately develop to the point of becoming a commercial product.

Our current objective is to complete and test the RadMax™ Diesel Engine. Based on the successful testing, the prototypes will be used for presentation purposes to potential license and joint venture partners.

We expect revenue from license agreements with the potential end users based on the success of the design from the compressor, pump, and diesel engine prototypes. Based on of successful testing of the RadMax™ prototypes, we expect to have joint venture or license agreements finalized, which would result in royalties to us. However, there is no assurance that the tests will be successful or that we will ever receive any such royalties.

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

The U.S. Patent and Trademark office issued patent number US7896630B2 on March 1, 2011, approving 23 claims of RadMax™ diesel engine technology. The new design claims were far more advanced than the existing Rand Cam technology patents, and give the Company an additional 20 years of patent technology protection.

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

Research and Development

Research and development work on the RadMax™ Engine is coordinated and funded by Reg Tech and the Company as to 50% each. We contract with individuals, institutions and companies to perform most of the additional research and development work. We spent $48,404 and $35,612 on research and development in the years ended April 30, 2015 and 2014, respectively.

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

We rely on our ability to raise capital through the sale of our securities. However, the current uncertainty arising out of domestic and global economic conditions poses a risk to the economies in which we operate. Our ultimate success will depend upon our ability to raise additional capital or to have other parties bear a portion of the required costs to further develop or exploit the potential market for our products. Reg Tech and REGI have agreed to provide the necessary funds for the development of the RadMax™ Engine prototypes and our other operations until joint venture or license agreements can be completed.

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

We have reported losses in each year since its inception. At April 30, 2015, we had an accumulated deficit of $12,727,365 in accordance with US GAAP. Our history consists almost entirely of development of technologies funded entirely from the sale of our Common Stock or debts from related parties in the absence of revenues. We anticipate that it will continue to incur substantial additional operating losses for at least the next 12 months and expects cumulative losses to increase as our development efforts expand.

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

We have no assurance at this time that a commercially feasible design will ever be perfected, or if it is, that it will become profitable. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The RadMax™ Engine which we are developing must be technologically superior or at least equal to other engines that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or potential licensees will be able to achieve and maintain end user acceptance of our engine.

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

We have a history of operating losses, and an accumulated deficit, as of April 30, 2015, of $12,727,365. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

Our future revenues and profitability are unpredictable. We currently have no signed contracts that will produce revenue and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

We have no assurance that our products will receive market acceptance.

Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The RadMax™ Engine which we are developing must be technologically superior or at least equal to other engines which our competitors offer and must have a competitive price/performance ratio to adequately penetrate our potential markets. A number of rotary engines have been designed over the past 80 years but only one, the Wankel, has been able to achieve mechanical practicality and any significant market acceptance. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or our potential licensees will be able to achieve and maintain end user acceptance of our engine.

Our officers lack experience to manufacture or market our products.

Assuming we are successful in developing the RadMax™ Diesel Engine, we presently have no proven ability either to manufacture or market the engine. There is no assurance that we will be able to profitably manufacture and market engines.

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

Our business administrative office is also the head office of the other four public companies listed below.

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

Not Applicable.

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

The following table sets forth the high and low closing prices for our common stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

	High $	Low $
Quarter ended July 31, 2013	0.39	0.19
Quarter ended October 31, 2013	0.19	0.13
Quarter ended January 31, 2014	0.21	0.10
Quarter ended April 30, 2014	0.20	0.13
Quarter ended July 31, 2014	0.17	0.08
Quarter ended October 31, 2014	0.15	0.09
Quarter ended January 31, 2015	0.12	0.07
Quarter ended April 30, 2015	0.08	0.06

The following table shows the high and low closing prices of our stock traded on the OTC Bulletin Board during the most recent six months, for each month as follows:

	High $	Low $
January 2015	0.12	0.07
February 2015	0.08	0.06
March 2015	0.08	0.07
April 2015	0.08	0.08
May 2015	0.08	0.08
June 2015	0.11	0.07

Holders

As of July 29, 2015, there were 32,779,298 shares of common stock outstanding, held by 277 shareholders of record.

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

The Company is authorized to issue up to 100,000,000 shares of common stock, without par value. As of July 29, 2015, there were 32,779,298 shares of common stock issued and outstanding. Each share of Common Stock is entitled to one vote on all matters submitted for shareholder approval.

Recent Sales of Unregistered Securities

During the year ended April 30, 2015, the Company sold an aggregate of 139,000 units in a private placement for cash proceeds of $12,306, net of issuance costs of $1,194, at $0.10 per unit. Each unit consists of one common share and one common stock purchase warrant, with one warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement. The private placement was closed on August 13, 2014.

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

Plan of Operations

We are a company engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the RadMax™ Engine.

We devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have incurred net losses to April 30, 2015 totaling $12,727,365 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2015, we had working capital deficiency of $1,976,419. Our only asset was cash of $491 as of April 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Results of Operations

Results of operations for the year ended April 30, 2015 compared to the year ended April 30, 2014

There were no revenues from product licensing during the year ended April 30, 2015 or 2014.

Net loss decreased from $587,548 in 2014 to $411,246 in 2015. The decrease in loss of $176,302 was mainly due to the decrease in warrants repricing and extension as financing costs valued at $292,890 in 2014 and $68,285 in 2015.

During each of 2015 and 2014, the Company incurred interest expense of $1,440 on promissory note of $24,000 from Teryl Resources Corp., a company with common officer and director.

During 2015 we incurred gain on foreign exchange of $2,262, a slight decrease from a gain on foreign exchange of $2,296 in 2014.

Changes in cash-based expenses from 2014 to 2015 are as follows:

●	Research and development expenses increased from $35,612 in 2014 to $48,404 in 2015, as the expenses were incurred on an as-needed basis.

●	Consulting and management fees decreased slightly from $152,563 in 2014 to $150,000 in 2015, as we incurred one time consulting fee of $2,563 in 2014, $120,000 donated services in both years and $30,000 accrued but unpaid management fees in both years.

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $33,459 in 2014 to $30,906 in 2015.

●	Wages and benefits and office administrative expenses increased from $55,713 in 2014 to $98,128 in 2015.

●	Shareholder communication and investor relations expenses increased from $nil to $2,050 in 2015.

●	Transfer agent and filing fees decreased from $14,580 in 2014 to $12,236 in 2015 due to our decreased equity transactions in 2014.

Our basic and diluted loss per share was $0.01 for 2015 and $0.02 for 2014.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended April 30, 2015, we financed our operations mainly through proceeds of $12,306 from sale of our private placement units.

During the year ended April 30, 2015 we received net advances of $260,574 from our related parties. The total amount owing to related parties is $1,791,680 representing 90.63% of our total liabilities as of April 30, 2015. This funding was necessary with a downturn in the financial market to complete the RadMax™ engine and place the Company in a position to attain profit.

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

As of April 30, 2015, we had a working capital deficiency of $1,976,419. We receive interim support from our related parties and will raise additional funds from equity financing. We also plan to raise funds through loans from Reg Tech and Rand Energy.

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

We anticipate that our cash requirements for the fiscal year ending April 30, 2016 will remain consistent with those for the fiscal year ended April 30, 2015.

These research and development costs are identified as master design integrator, prototype fabrication, and labour expense, and are estimated to be at $50,000 over the next 6 months.

Off-Balance Sheet Arrangements

As of April 30, 2015 and the date of this report, we have had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

The following consolidated financial statements are filed as part of this annual report:

– Report of Independent Registered Public Accounting Firm	F-1

– Consolidated Balance Sheets as of April 30, 2015 and 2014	F-2

– Consolidated Statements of Expenses for the year ended April 30, 2015 and 2014	F-3

– Consolidated Statements of Stockholders’ Deficit for the year ended April 30, 2015 and 2014	F-4

– Consolidated Statements of Cash Flows for the year ended April 30, 2015 and 2014	F-5

– Notes to the Consolidated Financial Statements.	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

REGI U.S., Inc.

Richmond, BC, Canada

We have audited the accompanying consolidated balance sheets of REGI U.S., Inc. and subsidiary (collectively, the “Company”) as of April 30, 2015 and 2014 and the related consolidated statements of expenses, changes in stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REGI U.S., Inc. and subsidiary as of April 30, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
July 28, 2014

REGI U.S., Inc.

Consolidated Balance Sheets

	April 30,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$491	$1,876

Total Assets	$491	$1,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$185,230	$236,534
Due to related parties	1,791,680	1,531,106
Total Current Liabilities	1,976,910	1,767,640

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,779,298 and 32,640,298 shares issued and outstanding, respectively	10,750,946	10,550,355
Accumulated deficit	(12,727,365)	(12,316,119)
Total Stockholders’ Deficit	(1,976,419)	(1,765,764)

Total Liabilities and Stockholders’ Deficit	$491	$1,876

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Expenses

	Years Ended
	April 30,
	2015	2014

Operating Expenses:
General and administrative	$361,402	$550,496
Research and development	48,404	35,612

Loss from operations	(409,806)	(586,108)

Other Expense
Interest expense	(1,440)	(1,440)

Net loss	$(411,246)	$(587,548)

Net loss per share – basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	32,214,000	32,078,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended April 30, 2015 and 2014

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	(Deficit)

Balances – April 30, 2013	31,675,965	$10,019,361	$(11,728,571)	$(1,709,210)
Shares issued for private placements, net of share issuance costs	964,333	118,104	-	118,104
Option and warrant compensation	-	292,890	-	292,890
Donated consulting services	-	120,000	-	120,000
Net loss	-	-	(587,548)	(587,548)
Balances – April 30, 2014	32,640,298	10,550,355	(12,316,119)	(1,765,764)
Shares issued for private placements, net of share issuance costs	139,000	12,306	-	12,306
Option and warrant compensation	-	68,285	-	68,285
Donated consulting services	-	120,000	-	120,000
Net loss	-	-	(411,246)	(411,246)
Balances – April 30, 2015	32,779,298	$10,750,946	$(12,727,365)	$(1,976,419)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

	Years Ended
	April 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(411,246)	$(587,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	120,000	120,000
Options and warrants issued for services	68,285	292,890
Changes in operating assets and liabilities:
Due to related parties	1,440	1,440
Accounts payable and accrued liabilities	(51,304)	10,247
Net cash used in operating activities	(272,825)	(162,971)

Cash flows from financing activities
Proceeds from the sale of common stock	12,306	30,366
Advances from related parties	259,134	118,104
Net cash provided by financing activities	271,440	148,470

Net decrease in cash and cash equivalents	(1,385)	(14,501)
Cash and cash equivalents, beginning of period	1,876	16,377
Cash and cash equivalents, end of period	$491	$1,876

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

Years Ended April 30, 2015 and 2014

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

REGI U.S., Inc. (“REGI”) is engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) in the U.S. The worldwide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder, which together with its 51% owned subsidiary, Rand Energy Group Inc. owned 10.17% of REGI’s issued and outstanding stock at April 30, 2015. REGI owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%. No revenue has been derived to date and REGI’s planned principal operations have not commenced.

REGI formed a wholly-owned subsidiary, Rad Max Technologies, Inc., on April 10, 2007 in the State of Washington.

Principles of consolidation

These consolidated financial statements include the accounts of REGI, and its wholly owned subsidiary, Rad Max. All inter-company balances and transactions have been eliminated on consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Stock-based compensation

REGI accounts for stock based compensation in accordance with FASB ASC 718 which establishes the accounting treatment for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of FASB ASC 718, share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). REGI accounts for share-based payments to non-employees in accordance with FASB ASC 505-50.

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

Research and development costs

Research and development costs are expensed as incurred. REGI expensed development costs totaling $48,404 and $35,612 during the years ended April 30, 2015 and 2014, respectively.

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

NOTE 2. GOING CONCERN

REGI incurred net losses of $411,246 for the year ended April 30, 2015 and has a working capital deficit of $1,976,419 and an accumulated deficit of $12,727,365 at April 30, 2015. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of April 30, 2014 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the President of REGI and companies controlled or significantly influenced by the President of REGI. As of April 30, 2015, there was $1,791,680 due to related parties. As of April 30, 2014, there was $1,531,106 due to related parties.

During the year ended April 30, 2015, the President and CEO of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the year ended April 30, 2015. The same amount was recorded in the year ended April 30, 2014.

During the year ended April 30, 2015, the CFO of REGI provided consulting services to REGI. These services were valued at $30,000, which was accounted for as donated capital and charged to expense during the year ended April 30, 2015. The same amount was recorded in the year ended April 30, 2014.

During each of the years ended April 30, 2015 and 2014, management fees of $30,000 were accrued to a company having a common director as REGI without being paid.

During the years ended April 30, 2015 and 2014, research and development services of $39,242 and $24,054 were provided by a company having a common director.

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the years ended April 30, 2015 and 2014, there was no change to the principal amount of the promissory note and interest expense of $1,440 was recorded each year. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

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

During the years ended April 30, 2015 and 2014, REGI recorded stock-based compensation related to options and warrants of $68,285 and $292,890, respectively. At April 30, 2015 and 2014, REGI had $369,875 and $401,072, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant granted or modified was determined using the Black-Scholes option pricing model and the following assumptions:

April 30,
	2015	2014

Risk free interest rate	0.01% - 0.05%	0.11 - 0.36%
Expected life	0.06-0.57	0.09 – 1.64 years
Annualized volatility	140% - 182%	191 - 300%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the years ended April 30, 2015 and 2014 is as follows:

	April 30, 2015		April 30, 2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	2,638,000	$0.15	2,638,000	$0.15
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(100,000)	0.10	-	-
Forfeited	(50,000)	0.15	-	-
Outstanding at end of period	2,488,000	0.15	2,638,000	0.15
Exercisable at end of period	622,000	$0.15	659,500	$0.15
Weighted average fair value of options granted		$-		$-

At April 30, 2015, the range of exercise prices and the weighted average remaining contractual life of the outstanding options.

was $0.10 to $0.20 per share and 2.48 years, respectively. The intrinsic value of “in the money” exercisable options at April 30, 2014 was $Nil.

At April 30, 2014, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 3.38 years, respectively. The intrinsic value of “in the money” exercisable options at April 30, 2014 was $9,810.

On May 5, 2014, the Company extended the expiration date of 830,000 outstanding common stock warrants from May 27, 2014 to November 27, 2014. On October 31, 2014, the expiration date of these warrants was further extended to May 27, 2015. The warrants are exercisable at $0.15 per share. The incremental increase in the fair value of the warrants for each extension was determined to be $34,236 and $34,049, respectively, which were expensed in the year ended April 30, 2015.

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

A summary of REGI’s common stock warrant activity for the years ended April 30, 2015 and 2014 is as follows:

	April 30, 2015		April 30, 2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	5,128,816	$0.18	3,730,150	$0.18
Issued	139,000	0.15	1,398,666	0.22
Exercised	-	-	-	-
Expired	(3,558,483)	0.18	-	-
Outstanding at end of period	1,709,333	0.19	5,128,816	0.18
Exercisable at end of period	1,709,333	$0.19	5,091,316	$0.19

At April 30, 2015, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 to $0.25 per share and 0.42 year, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2014 was $Nil.

At April 30, 2014, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.10 to $0.25 per share and 0.68 year, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2014 was $375.

b) Performance Stock Plan

REGI has allotted 2,500,000 shares to be issued pursuant to a performance stock plan adopted on June 27, 1997, and amended in June 2004. On April 27, 2007, REGI further amended the plan so that the term of the plan is extended to the twentieth anniversary of the effective date. As of April 30, 2015, 775,000 shares have been issued under this plan and 1,725,000 remain unissued and issuable.

c) Cash Consideration

During the year ended April 30, 2015, the Company sold an aggregate of 139,000 units in a private placement for cash proceeds of $12,306, net of issuance costs of $1,194, at $0.10 per unit. Each unit consists of one common share and one common stock purchase warrant exercisable at $0.15 per share for one year into the Company’s common stock from the closing date of the private placement.

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

REGI has losses carried forward for income tax purposes to April 30, 2015, however, the related deferred tax asset has been fully reserved due to management’s determination that the realization of the deferred tax assets is less than likely. The difference between the statutory tax rate and the effective tax rate is the valuation allowance.

The composition of REGI’s deferred tax assets at April 30, 2015 and 2014 is as follows:

	April 30,
	2015	2014

Net operating loss carry forward	$10,710,655	$10,487,694

Deferred tax asset	$3,748,729	$3,670,693
Less: Valuation allowance	(3,748,729)	(3,670,693)

Net deferred tax asset	$-	$-

The unused net operating loss carry forward balance will expire in the years 2015 through 2034.

NOTE 7. SUBSEQUENT EVENTS

During May, 2015, 50,000 options exercisable into the Company’s common stock at $0.10 per share expired without being exercised.

During May and June, 2015, 965,000 warrants exercisable into the Company’s common stock at $0.15 per share expired without being exercised.

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

Based upon that evaluation, management has concluded that our current disclosure controls and procedures were not effective as of April 30, 2015. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below. Management anticipates that disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our Company intends to remediate the weaknesses as set out below:

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name	Age	Position

John G. Robertson	74	Director, Chairman of the Board of Directors, President and Chief Executive Officer
James Foley	72	Director
James Vandeberg	71	Director
Paul Porter	59	Director
Thomas Robertson	56	Director
Susanne Robertson	69	Chief Financial Officer

Business Experience, Principal Occupation of Directors and Family Relationships

Mr. John Robertson is the father of Mr. Thomas Robertson. There are no other family relationships between directors and/or executive officers.

The following individuals served as directors and executive officers of our company during the year ended April 30, 2015 and as of the date of this report.

John G. Robertson – Director, Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Robertson has been our Chairman, President and Chief Executive Officer since our formation in July, 1992. He was appointed as a director of the Company due to his extended experiences with the regulatory requirements and operations of public companies and his extended experiences with the capital market. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the RadMax™ Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the RadMax™ Engine technology and Reg Technologies Inc. owns the worldwide rights exclusive of the U.S. Mr. Robertson is a Director and President and Secretary of Rand Energy Group Inc. Mr. Robertson is President, Principal Executive Officer and a member of the Board of Directors of IAS Energy, Inc., an Oregon corporation traded on the PinkSheets. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation which is currently inactive, and its predecessor. He is also the President of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, oil and gas exploration. He is also President of Linux Gold Corp., a public company trading on the OTC Bulletin Board. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting. Mr. Robertson devotes approximately 20% of his time to our operations.

James L. Vandeberg – Director

Mr. Vandeberg became a Director of the Company in November 1998 and was its Chief Operating Officer in August 1999 and its Chief Financial Officer on January 9, 2006. He resigned as the Company’s Chief Financial Officer on November 11, 2014. He was appointed as a director of the Company due to his extended experiences with the security laws, regulatory requirements and operations of public companies. Mr. Vandeberg is an attorney in Seattle, Washington. He has served as our legal counsel since 1996. Mr. Vandeberg’s practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies Carter Hawley Stores, Inc. from 1978 to 1993, and Denny’s Inc. from 1973 to 1978. He is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of IAS Energy, Inc. an Oregon corporation traded on the PinkSheets. Mr. Vandeberg is also a director of Reg Technologies Inc. which is traded on the TSX Venture Exchange and the OTC BB. Mr. Vandeberg is currently also vice president, corporate secretary and a director of Legend Oil & Gas Ltd. and a director of American Sierra Gold Corp. and ASAP Expo, Inc., all three companies trading on the OTCBB. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar. Mr. Vandeberg devotes approximately 10% of his time to our operations.

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

James Foley – Director

Mr. Robertson was appointed a director in February, 2013 due to his successful business experiences especially in the field of new technologies. Mr. Foley served as a director of Reg Technologies Inc. from February, 2013 to March, 2014. Mr. Foley has a bachelor’s degree in business from University of Maryland and is a self-employed businessman in Los Angeles, California.

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

Committees of the Board and Financial Expert

Audit Committee

The Company’s audit committee is comprised of three directors of the Company – James Foley, John Robertson and James Vandeberg, with Mr. Foley being the independent audit committee member. We are not listed on a national securities exchange and, as such, are not subject to any director independence standards.  All of the audit committee members are financially literate.

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

During the Company’s last completed financial year ended April 30, 2015, the Company had two Named Executive Officers: Mr. John Robertson, President and CEO and Ms. Susanne Robertson, CFO.

The following table (presented in accordance with Item 402 of Regulation S-K – Executive Compensation) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2015, 2014 and 2013 (to the extent required by the Regulations) in respect of the Named Executive Officers:

Non-equity incentive plan compensation
Name and Principal Position	Year Ended April 30	Salary ($)	Bonus ($)	Share- based Awards ($)	Option- Based Awards ($)(7)	Annual incen tive plans ($)	Long-term incentive plans ($)	Pension value ($)	All other Compensation ($)(2)	Total compensation ($)
John G. Robertson, CEO(1)(2)(3)	2015 2014 2013	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 45,831	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	30,000 30,000 30,000	30,000 30,000 75,831

James Vandeberg, CFO(4)(5)	2015 2014 2013	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 18,332	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 18,332

Susanne Robertson, CEO(7)	2015 2014 2013	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA

(1)	Mr. Robertson is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”.

(2)	Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, accrues $2,500 per month for management services. Mr. Robertson is a trustee of the Robertson Family Trust. The amounts for fiscals 2013, 2014 and 2015 are accrued but not paid.

(3)	Mr. Robertson’s option-based awards granted during 2013 consisted of 500,000 stock options granted on May 15, 2013 at an exercise price of $0.10 with the vested options fair valued at $0.04 per option, and 500,000 stock options granted on April 11, 2013 at an exercise price of $0.20 and vested options fair valued at $0.05 per option.

(4)	Mr. Vandeberg resigned as the CFO of the Company on November 11, 2014. He is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”

(5)	Mr. Vandeberg’s option-based awards granted during 2013 consisted of 200,000 stock options granted on May 15, 2013 at an exercise price of $0.10 with the vested options fair valued at $0.04 per option, and 200,000 stock options granted on April 11, 2013 at an exercise price of $0.20 with the vested options fair valued at $0.05 per option.

(6)	Mrs. Robertson was appointed as the CFO of the Company on November 11, 2014.

(7)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Narrative Discussion

The Company does not have a share-based award plan other than the stock option plan referred to above. The Company also does not have a pension plan or a long term incentive plan. Other than John Robertson, as described below in the Narrative Description – Directors reported in the Directors’ Compensation table below, no directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2015 for services in their capacity as directors.

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

The following table sets out the option-based awards that were outstanding as at April 30, 2015:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John Robertson	500,000 500,000	0.10 0.20	May 15, 2017 April 11, 2018	Nil Nil	375,000 375,000	Nil Nil
James Vandeberg	200,000 200,000	0.10 0.20	May 15, 2017 April 11, 2018	Nil Nil	150,000 150,000	Nil Nil

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

DIRECTOR COMPENSATION

Director Compensation Table

The following table sets forth all compensation provided to the directors for the year ended April 30, 2015.

The Company does not have a share-based award plan for the directors other than the stock option plan, details of which are provided below under Outstanding Option-Based Awards, Share- Based Awards and Non-equity Incentive Plan Compensation. The Company also does not have a pension plan or a non-equity incentive plan for its directors.

No directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2015 for services in their capacity as directors.

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share- based Awards ($)	Option- Based Awards ($) (7)	Annual incentive plans ($)	Long-term incentive plans	Pension value ($)	All other Compensation ($)	Total compensation ($)
John G. Robertson, CEO(1)(2)	2015 2014 2013	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
James Vandeberg, CFO(3)	2015 2014 2013	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Paul Porter (5) (6)	2015 2014 2013	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA
James Foley (4)	2015 2014 2013	Nil Nil NA	Nil Nil NA	Nil Nil 313	Nil Nil NA	Nil Nil NA	Nil Nil NA	Nil Nil NA	Nil Nil 313
Thomas Robertson	2015 2014 2013	Nil Nil Nil	Nil Nil Nil	Nil Nil 625	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 625

(1)	Mr. Robertson is also an NEO and indirectly receives or accrues compensation in that capacity. See “Executive Compensation – Narrative Discussion”.

(2)	Mr. Robertson did not receive option-based awards in his capacity as a director.

(3)	Mr. Vandeberg does not receive any compensation in his capacity as a director, nor any option-based awards in his capacity as a director.

(4)	Mr. Foley was appointed to the Board of Directors during fiscal 2013.

(5)	Mr. Porter was appointed to the Board of Directors in August, 2013.

(6)	Mr. Porter provides research and development services for the Company and receives consulting fees in that capacity. See related party transactions below.

(7)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

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

Other than as described above, no directors of the Company were compensated by the Company during the financial year ended April 30, 2015 for services as consultants or experts.

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

Directors generally receive a grant of stock options upon their appointment.

The following table shows the options held by the directors and former directors at April 30, 2015:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested** ($)
John G. Robertson	500,000 500,000	0.10 0.20	May 15, 2017 April 11, 2018	Nil Nil	375,000 375,000	Nil Nil
James Foley	25,000	0.20	April 11, 2018	Nil	18,750	Nil
James Vandeberg	200,000 200,000	0.10 0.20	May 15, 2017 April 11, 2018	Nil Nil	150,000 150,000	Nil Nil
Pau Porter	55,000 55,000	0.10 0.10	May 15, 2017 April 11, 2018	Nil Nil	41,250 41,250	Nil Nil
Thomas Robertson	50,000	0.20	April 11, 2018	Nil	37,500	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options(4)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
1993 Stock Option Plan (as amended December 5, 2000) (1) and 2007 Stock Option Plan (2)	2,488,000	$0.15	2,012,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(2)	The Company has a Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees, approved April 12, 2007. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(3)	622,000 of the 2,488,000 are vested and exercisable on April 30, 2015.

(4)	The price reflects the weighted average exercise price of those options which were outstanding.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 14, 2013, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of Shares Owned
John G. Robertson, Chairman of the Board of Directors, President, Chief Executive Officer and Director (1) (2)	4,093,849	12.49%
Rand Energy Group Inc. (3)	588,567	1.80%
Reg Technologies Inc.	2,744,700	8.37%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP	7,427,116	22.66%

*Less than one percent of the total issued and outstanding on July 29, 2015, which is 32,779,298.

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1) This individual may be deemed to be a “parent or founder” of REGI as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933.

(2) Includes 634,889 common shares owned by JGR Petroleum, Inc. of which Mr. Robertson is a sole director, 2,747,720 common shares owed by Access Information Services, of which Mr. Robertson is a sole director, 86,160 common shares owned by SMR Investment Ltd, of which Mr. Robertson is a sole director.

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

In the April 1993 Agreement, an amendment to a previous Amendment Agreement dated November 23, 1992, between Rand Energy, Reg Tech and Brian Cherry (a former officer and director) and an original agreement dated July 30, 1992, between Rand Energy, Reg Tech and Brian Cherry, Cherry agreed to: (a) sell, transfer and assign to Rand Energy all his right, title and interest in and to the technology related to the RadMax™ Engine, including all pending and future patent applications in respect of the Technology for all countries except the United States of America, together with any improvements, changes or other variations to the Technology; (b) sell, transfer and assign to us (then called Sky Technologies Inc.), all his right, title and interest in and to the Technology, including all pending and future patent applications in respect of the Technology for the United States of America, together with any improvements, changes or other variations to the Technology.

Other provisions of the April 1993 Agreement call for us (a) to pay to Rand Energy a continuing royalty of 5% of the net profits derived from the Technology by us and (b) to pay to Brian Cherry a continuing royalty of 1% of the net profits derived from the Technology by us.

A final provision of the April 1993 Agreement assigns and transfers ownership to us of any patents, inventions, copyrights, know-how, technical data, and related types of intellectual property conceived, developed or created by Rand Energy or its associated companies either prior to or subsequent to the date of the agreement, which results or derives from the direct or indirect use of the Original Engine and/or RadMax™ Engine technologies by Rand Energy.

The terms of the agreements referenced above were negotiated by the parties in non-arm’s-length transactions but were deemed by the parties involved to be fair and equitable under the circumstances existing at the time.

Rand Cam-Engine Corp. is a privately held company whose stock is reportedly majority-owned and controlled by James McCann and the balance by several other shareholders.

In April, 2007 a wholly-owned US subsidiary, RadMax Technologies, Inc, a Washington corporation, was formed with the initial focus on winning U.S. military contracts for custom versions of RadMax™ products, as well as research and development funding to tailor RadMax™ products to meet specific requirements defined by the U.S. military services. RadMax™ products include RadMax™ internal and external combustion diesel engines, RadMax™ pumps, and RadMax™ compressors. James Vandeberg, a director of the Company is the president and sole director of RadMax™ Technologies, Inc. The headquarters for the corporation is located at 601 Union Street, Suite 4500, Seattle, WA 98101.

The world-wide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. which together with Rand Energy Group Inc. owns 10.17% of the Company’s issued, and outstanding, stock, and has related directors and officers.

Related Party Transactions for the Year Ended April 30, 2015

We entered into the following contracts with related parties. Related parties consist of companies controlled or significantly influenced by the Officers of the Company.

On March 31, 1994, we entered into a management agreement with Access Information Services, Inc., a Washington corporation, which is owned and controlled by the Robertson Family Trust. A management fee of $2,500 per month is accrued for the provision of certain management, administrative, and financial services. There is no termination or change of control provision. The fees for the years ended April 2015 and 2014 are accrued and not paid.

During the year ended April 30, 2015 in addition to the above:

●	During year ended April 30, 2015, Mr. John Robertson, the President, CEO and director of REGI provided consulting services to REGI. These services were valued at $90,000, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded in the year ended April 30, 2014.

●	During year ended April 30, 2015, Mr. James Vandeberg and Mrs. Susanne Robertson, in their capacity as the CFO before and after November 11, 2014 respectively provided consulting services to REGI. These services were valued at $30,000 in total, which was accounted for as donated capital and charged to expense during the period. The same amount was recorded for Mr. Vandeberg’s services in the year ended April 30, 2014.

●	During the years ended April 30, 2015 and 2014, research and development consulting services of $39,242 and $24,054 respectively were provided by a company controlled by Mr. Paul Porter, a director.

●	REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

Related party transactions incurred during the normal course of the Company’s operations and are measured at the exchange amount, which is the amount agreed between the related parties.

As During the year ended April 30, 2015 changes to the amounts owed to/by related parties are as follows:

	April 30, 2014 $	(Repayment)/ Loan in Year $	April 30, 2015 $
Due to Minewest	1,077	-	1,077
Due to Linux Gold Corp.	(91)	(100)	(191)
Due to IAS Energy, Inc.	7,431	-	7,431
Due to Reg Technologies and its subsidiary Rand Energy Group Inc.	900,634	219,241	1,119,875
Due to SMR Investments Ltd.	58,637	-	58,637
Due to John Robertson	64,957	(4,858)	60,099
Due to Information Highway Inc.	18,792	-	18,792
Due to JGR Petroleum	101,172	4,775	105,947
Due to KLR Petroleum Inc.	20,879	(9,168)	11,711
Due to Teryl Resources Corp.	27,890	(1,440)	26,450
Due to Access Information Inc.	238,828	30,000	268,828
Due to Rainbow Networks	21,000	-	21,000
Due to Imaging Tech	69,900	-	69,900
Due to Paul Porter	-	22,124	22,124
	1,531,106	260,574	1,791,680

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, MaloneBailHey LLP, Certified Public Accountants during fiscal 2015 and 2014:

Type of Services Rendered	2015	2014

(a) Audit Fees	$16,910	$15,400

(b) Audit-Related Fees	$-	$-

(c) Tax Fees	$-	$-

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

Audit Fees

The aggregate fees billed by MaloneBailey LLP, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2015 and 2014 were $16,910 and $15,400, respectively.

All Other Fees

For the fiscal years ended April 30, 2015 and 2014, the aggregate fees billed by MaloneBailey LLP, Certified Public Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

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

Dated: July 29, 2015

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President, Chief Executive Officer and Director	July 29, 2015
(John G. Robertson)	(Principal Executive Officer and Director)

/s/ James Vandeberg	Director	July 29, 2015
(James Vandeberg)

/s/ Thomas Robertson	Director	July 29, 2015
(Thomas Robertson)

/s/ James Foley	Director	July 29, 2015
(James Foley)

/s/ Paul Porter	Director	July 29, 2015
(Paul Porter)

/s/ Susanne Robertson	Chief Financial Officer	July 29, 2015
(Susanne Robertson)	(Principal Financial and Accounting Officer)

