Form 10-K/A
period 2015-04-30
REGI U S INC
filed 2015-07-30
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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
July 28, 2015

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

Dated: July 30 , 2015

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President, Chief Executive Officer and Director	July 30 , 2015
(John G. Robertson)	(Principal Executive Officer and Director)

/s/ James Vandeberg	Director	July 30 , 2015
(James Vandeberg)

/s/ Thomas Robertson	Director	July 30 , 2015
(Thomas Robertson)

/s/ James Foley	Director	July 30 , 2015
(James Foley)

/s/ Paul Porter	Director	July 30 , 2015
(Paul Porter)

/s/ Susanne Robertson	Chief Financial Officer	July 30 , 2015
(Susanne Robertson)	(Principal Financial and Accounting Officer)

