Form 10-Q
period 2015-07-31
REGI U S INC
filed 2015-09-30
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________ to ___________________

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,779,298 shares of common stock with no par value outstanding as of September 29, 2015.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

Consolidated Balance Sheets

(Unaudited)

	July 31, 2015	April 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$445	$491

Total Assets	$445	$491

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$185,488	$185,230
Due to related parties	1,860,790	1,791,680
Total Current Liabilities	2,046,278	1,976,910

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,779,298 shares issued and outstanding	10,780,946	10,750,946
Accumulated deficit	(12,826,779)	(12,727,365)
Total Stockholders’ Deficit	(2,045,833)	(1,976,419)

Total Liabilities and Stockholders’ Deficit	$445	$491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Expenses

(Unaudited)

	Three Months Ended July 31,
	2015	2014

Operating Expenses:
General and administrative	$65,287	$101,822
Research and development	33,767	9,624

Loss from Operations:	(99,054)	(111,446)

Other Income (Expense):
Interest expense	(360)	(360)
Other Income (Expense)	(360)	(360)

Net loss	$(99,414)	$(111,806)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	32,779,298	32,760,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(99,414)	$(111,806)
Adjustments to reconcile loss to net cash used in operating activities:
Donated services	30,000	30,000
Options and warrants issued for services	-	34,236
Changes in operating assets and liabilities:
Due to related parties	360	360
Accounts payable and accrued liabilities	258	(18,336)
Net cash used in operating activities	(68,796)	(65,546)

Cash flows from financing activities
Advances from related parties	68,750	53,539
Proceeds from the sale of common stock, net of issuance costs	-	13,216
Net cash provided by financing activities	68,750	66,755

Net change in cash and cash equivalents	(46)	1,209
Cash and cash equivalents, beginning of period	491	1,876
Cash and cash equivalents, end of period	$445	$3,085

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of REGI U.S., Inc. (“REGI”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2015 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2015 as reported in Form 10-K, have been omitted.

NOTE 2. GOING CONCERN

REGI incurred net losses of $99,414 for the three months ended July 31, 2015 and has a working capital deficit of $2,045,833 and an accumulated deficit of $12,826,779 at July 31, 2015. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s unaudited consolidated financial statements as of July 31, 2015 and for the three months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the President of REGI and companies controlled or significantly influenced by the President of REGI. As of July 31, 2015, there was $1,860,790 due to related parties. As of April 30, 2015, there was $1,791,680 due to related parties.

During the three month period ended July 31, 2015, the President, CEO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the three month period ended July 31, 2014.

During the three month period ended July 31, 2015, the CFO, COO and director of REGI provided consulting services to REGI valued at $7,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the three month period ended July 31, 2014.

During each of three month periods ended July 31, 2015 and 2014, management fees of $7,500 were accrued to a company having a common director.

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the three months ended July 31, 2015 and 2014, there was no change to the principal amount of the promissory note and interest expense of $360 was recorded each year. The principal balance of the note is included as due to related parties in the consolidated balance sheets.

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

During the three month periods ended July 31, 2015 and 2014, the Company recorded aggregate stock-based compensation associated with options and warrants of $Nil and $34,236, respectively. At July 31, 2015, the Company had $369,875 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the three months ended July 31, 2014 was determined using the Black-Scholes option pricing model and the following assumptions. There was no option or warrant grant or modification during the three months ended July 31, 2015.

Three Months Ended July 31,
	2015	2014

Risk free interest rate	-	0.01% - 0.05%
Expected life	-	0.06-0.56
Annualized volatility	-	139.83% - 154.93%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the three months ended July 31, 2015 is as follows:

	Three Months Ended July 31, 2015
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	2,488,000	0.15
Granted	-	-
Exercised	-	-
Expired	(50,000)	0.10
Forfeited	-	-
Outstanding at end of period	2,438,000	0.15
Exercisable at end of period	609,500	$0.15
Weighted average fair value of options granted		$-

At July 31, 2015, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 2.28 years, respectively. The intrinsic value of “in the money” exercisable options at July 31, 2015 was $Nil.

A summary of REGI’s common stock warrant activity for the three months ended July 31, 2015 is as follows:

	Three Months Ended July 31, 2015
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	1,709,333	0.19
Issued	-	-
Exercised	-	-
Expired	(965,000)	0.15
Outstanding at end of period	744,333	0.25
Exercisable at end of period	744,333	$0.25

At July 31, 2015, the exercise price and the weighted average remaining contractual life of the outstanding warrants was $0.25 per share and 0.62 year, respectively. The intrinsic value of “in the money” exercisable warrants at July 31, 2015 was $Nil.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2015. We do not intend to update the forward- looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

On September 1, 2015 we announced that the prototype was being assembled, and would be spin tested when assembly was complete. After spin testing, the engine would need to be tested on a dynameter in order to begin the fine tuning of the combustion and determine the horsepower produced.

Going Concern

We incurred net losses of $99,414 for the three months ended July 31, 2015, has a working capital deficit of $2,045,833 and an accumulated deficit of $12,826,779 at July 31, 2015. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

We may receive interim support from affiliated companies and plan to raise additional capital through debt and/or equity financings. We may also raise additional funds through the exercise of warrants and stock options, if exercised. However, there is no assurance that any of these activities will be successful.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended April 30, 2015, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for Three Months Ended July 31, 2015 Compared to the Three Months Ended July 31, 2014

We had a net loss of $99,414 during the three months ended July 31, 2015, decreased by $12,392 from net loss of $111,806 during the three months ended July 31, 2014.

Research and development expenses increased from $9,624 in three months ended July 31, 2014 to $33,767 in three months ended July 31, 2015, due to increased expenditures we made on material for the prototype.

Total general and administrative expenses decreased from $101,822 in three months ended July 31, 2014 to $65,287 in the three months ended July 31, 2015.

General and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $5,851 during the three months ended July 31, 2014 to $4,598 during the three months ended July 31, 2015 as we had fewer and less complicated transactions in the current period;

●	Office and administrative expenses decreased slightly from $24,235 during the three months ended July 31, 2014 to $23,189 during the three months ended July 31, 2015;

●	In the three months ended July 31, 2014, we recorded fair value of $34,236 for warrant extension; in the three months ended July 31, 2015 we did not have such warrant extension or incur any other financing cost; and

●	Consulting and management fees remained at $37,500 for each of the three months ended July 31, 2014 and 2015.

During each of the three months ended July 31, 2014 and 2015 we recorded interest expense of $360 on the same promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

4

Liquidity and Capital Resources

During the three months ended July 31, 2015, we financed our operations mainly through advances from related parties of $68,750.

At July 31, 2015 total amount owing to related parties is $1,860,790 or 90.94% of total liabilities as of July 31, 2015. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the three months ended July 31, 2015, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the period from May 1, 2015 to the date of this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibit(s)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Lable Linkbase Document**

101.LAB	XBRL Taxonomy Extension**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 29, 2015

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

7