Form 10-Q
period 2015-10-31
REGI U S INC
filed 2015-12-28
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,779,298 shares of common stock with no par value outstanding as of December 28, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

Consolidated Balance Sheets

(Unaudited)

	October 31, 2015	April 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$73	$491

Total Assets	$73	$491

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$188,962	$185,230
Due to related parties	1,908,195	1,791,680
Total Current Liabilities	2,097,157	1,976,910

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,779,298 shares issued and outstanding	10,810,946	10,750,946
Accumulated deficit	(12,908,030)	(12,727,365)
Total Stockholders’ Deficit	(2,097,084)	(1,976,419)

Total Liabilities and Stockholders’ Deficit	$73	$491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014

Operating Expenses:
General and administrative	$68,313	$114,272	$133,600	$216,094
Research and development	12,578	12,314	46,345	21,938

Loss from Operations:	(80,891)	(126,586)	(179,945)	(238,032)

Other Income (Expense):
Interest expense	(360)	(360)	(720)	(720)

Net loss	$(81,251)	$(126,946)	$(180,665)	$(238,752)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	32,779,298	32,779,298	32,779,298	32,771,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(180,665)	$(238,752)
Adjustments to reconcile loss to net cash used in operating activities:
Donated services	60,000	60,000
Options and warrants issued for service	-	68,285
Changes in operating assets and liabilities:
Due to related parties	720	720
Accounts payable and accrued liabilities	3,732	(51,966)
Net cash used in operating activities	(116,213)	(161,713)

Cash flows from financing activities
Advances from related parties	115,795	148,164
Proceeds from the sale of common stock	-	12,197
Net cash provided by financing activities	115,795	160,361

Net change in cash and cash equivalents	(418)	(1,352)
Cash and cash equivalents, beginning of period	491	1,876
Cash and cash equivalents, end of period	$73	$524

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

NOTE 2. GOING CONCERN

REGI incurred net loss of $180,665 for the six months ended October 31, 2015 and has a working capital deficit of $2,097,084 and an accumulated deficit of $12,908,030 at October 31, 2015. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s unaudited consolidated financial statements as of October 31, 2015 and for the six months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the President of REGI and companies controlled or significantly influenced by the President of REGI. As of October 31, 2015, there was $1,908,195 due to related parties. As of April 30, 2015, there was $1,791,680 due to related parties.

During the six month period ended October 31, 2015, the President, CEO and director of REGI provided consulting services to REGI valued at $45,000, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the six month period ended October 31, 2014.

During the six month period ended October 31, 2015, the CFO, COO and director of REGI provided consulting services to REGI valued at $15,000, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the six month period ended October 31, 2014.

During each of six month periods ended October 31, 2015 and 2014, management fees of $15,000 were accrued to a company having a common director.

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the six months ended October 31, 2015 and 2014, there was no change to the principal amount of the promissory note and interest expense of $720 was recorded each year. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

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

During the six month periods ended October 31, 2015 and 2014, the Company recorded aggregate stock-based compensation associated with options and warrants of $Nil and $68,285, respectively. At October 31, 2015, the Company had $344,019 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the six months ended October 31, 2014 was determined using the Black-Scholes option pricing model and the following assumptions. There was no option or warrant grant or modification during the six months ended October 31, 2015.

Six Months Ended October 31,
	2015	2014

Risk free interest rate	-	0.01% - 0.05%
Expected life	-	0.06-0.57
Annualized volatility	-	139.83% - 182.47%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the six months ended October 31, 2015 is as follows:

	Six Months Ended October 31, 2015
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	2,488,000	0.15
Granted	-	-
Exercised	-	-
Expired	(50,000)	0.10
Forfeited	-	-
Outstanding at end of period	2,438,000	0.15
Exercisable at end of period	609,500	$0.15
Weighted average fair value of options granted		$-

At October 31, 2015, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 2.03 years, respectively. The intrinsic value of “in the money” exercisable options at October 31, 2015 was $Nil.

A summary of REGI’s common stock warrant activity for the six months ended October 31, 2015 is as follows:

	Six Months Ended October 31, 2015
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	1,709,333	0.19
Issued	-	-
Exercised	-	-
Expired	(965,000)	0.15
Outstanding at end of period	744,333	0.25
Exercisable at end of period	744,333	$0.25

At October 31, 2015, the exercise price and the weighted average remaining contractual life of the outstanding warrants was $0.25 per share and 0.37 year, respectively. The intrinsic value of “in the money” exercisable warrants at October 31, 2015 was $Nil.

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

NOTE 6. SUBSEQUENT EVENT

In November, 2015, 544,333 warrants exercisable into the Company’s common stock at $0.25 per share expired without being exercised.

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

On October 2, 2015 we announce that several parties had expressed interest this year in working with REGI to develop prototypes that meet their future needs. Preliminary designs have begun to outline physical requirements for several sizes of prototype engines. The ranges of interest were from 165 horsepower down to 5 horsepower. The end use varied from propulsion for land air and sea to power generation for land air and sea. NDA’s had been signed to allow REGI to share data with the appropriate parties, so they could begin estimates based on size and weight for their application. REGI had provided cost estimates for preparation and testing of the prototypes. The programs all include accelerated prototype development and production using state-of-the-art methods to minimize time and development costs. The information provided would be used to request budget money in the near future.

On November 10, 2015 we announced that additional testing on the 375 horsepower diesel engine would be completed in Spokane, Washington. The engine was transported to Spokane Washington and was being prepared for spin testing at various RPMs with full lubrication and cooling in preparation for combustion testing.

Going Concern

We incurred net losses of $180,665 for the six months ended October 31, 2015, has a working capital deficit of $2,097,084 and an accumulated deficit of $12,908,030 at October 31, 2015. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for the Six Months Ended October 31, 2015 Compared to the Six Months Ended October 31, 2014

We had a net loss of $180,665 during the six months ended October 31, 2015, a decrease from net loss of $238,752 during the six months ended October 31, 2014.

Research and development expenses increased to $46,345 in six months ended October 31, 2015 from $21,938 in six months ended October 31, 2014.

General and administrative expenses decreased to $133,600 in the six months ended October 31, 2015 from $216,094 in 2014. Our non-cash, option and warrants based expenses decreased from $68,285 in the six months ended October 31, 2014 to $Nil in the six months ended October 31, 2015.

4

Other general and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased to $12,798 during the six months ended October 31, 2015 from $17,452 in the six months ended October 31, 2014, as our transaction volume decreased from 2014 to 2015;

●	Office and administrative expenses decreased to $37,783 during the six months ended October 31, 2015 from $46,907 during the six months ended October 31, 2014 as we continued to streamline our operations;

●	Transfer agent and filing fees decreased slightly to $8,019 in 2015 from $8,450 in 2014 as we had fewer equity transactions in 2015; and

●	Consulting and management fees were consistent at $75,000, of which $60,000 was donated services for the six months ended October 31, 2014 and 2015.

During the six months ended October 31, 2014 and October 31, 2015, we recorded interest expense of $720 on a promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended October 31, 2015 Compared to the Three Months Ended October 31, 2014

Our net losses decreased from $126,946 during the three months ended October 31, 2014, to net losses of $81,251 during the three months ended October 31, 2015.

Research and development expenses are consistent at $12,314 in the three months ended October 31, 2014 and $12,578 in the three months ended October 31, 2015.

General and administrative expenses decreased to $68,313 in the three months ended October 31, 2015 from $114,272 in the three months ended October 31, 2014.

General and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased to $8,200 during the three months ended October 31, 2015 from $11,601 during the three months ended October 31, 2014, as our transaction volume decreased from 2014 to 2015;

●	Consulting and management fees were consisted at $37,500 during 2014 and 2015;

●	Office and administrative expenses decreased slightly to $18,430 in 2015 from $22,797 in 2014; and

●	Transfer and filing expenses decreased to $4,183 in 2015 from $8,325 in 2014, as equity transactions decreased.

During the three months ended October 31, 2014 and October 31, 2015, we recorded interest expense of $360 on a promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the six months ended October 31, 2015, we financed our operations mainly through advances from related parties of $115,795.

At October 31, 2015 total amount owing to related parties is $1,908,195 or 90.99% of total liabilities as of October 31, 2015. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the six months ended October 31, 2015, attached hereto.

Contractual Obligations

We do not currently have any contractual obligations requiring any payment obligation from us.

5

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

December 28, 2015

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

8