Form 10-Q
period 2016-01-31
REGI U S INC
filed 2016-04-29
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,779,298 shares of common stock with no par value outstanding as of April 28, 2016.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

Consolidated Balance Sheets

(Unaudited)

	January 31, 2016	April 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$88	$491

Total Assets	$88	$491

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$188,763	$185,230
Due to related parties	1,924,429	1,791,680
Total Current Liabilities	2,113,192	1,976,910

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value,32,779,298 shares issued and outstanding	10,840,946	10,750,946
Accumulated deficit	(12,954,050)	(12,727,365)
Total Stockholders’ Deficit	(2,113,104)	(1,976,419)

Total Liabilities and Stockholders’ Deficit	$88	$491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Operating Expenses:
General and administrative	$44,550	$67,234	$178,150	$283,328
Research and development	1,110	25,886	47,455	47,824

Loss from Operations:	(45,660)	(93,120)	(225,605)	(331,152)

Other Income (Expense):
Interest expense	(360)	(360)	(1,080)	(1,080)

Net loss	$(46,020)	$(93,480)	$(226,685)	$(332,232)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	32,779,298	32,779,298	32,779,298	32,774,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(226,685)	$(332,232)
Adjustments to reconcile loss to net cash used in operating activities:
Donated services	90,000	90,000
Options and warrants issued for service	-	68,285
Changes in operating assets and liabilities:
Due to related parties	1,080	1,080
Accounts payable and accrued liabilities	3,533	(56,914)
Net cash used in operating activities	(132,072)	(229,781)

Cash flows from financing activities
Advances from related parties	131,669	216,506
Proceeds from the sale of common stock	-	12,197
Net cash provided by financing activities	131,669	228,703

Net change in cash and cash equivalents	(403)	(1,078)
Cash and cash equivalents, beginning of period	491	1,876
Cash and cash equivalents, end of period	$88	$798

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

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

NOTE 2. GOING CONCERN

REGI incurred net loss of $226,685 for the nine months ended January 31, 2016 and has a working capital deficit of $2,113,104 and an accumulated deficit of $12,954,050 at January 31, 2016. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s unaudited consolidated financial statements as of January 31, 2016 and for the nine months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the President of REGI and companies controlled or significantly influenced by the President of REGI. As of January 31, 2016, there was $1,924,429 due to related parties. As of April 30, 2015, there was $1,791,680 due to related parties.

During the nine month period ended January 31, 2016, the President, CEO and director of REGI provided consulting services to REGI valued at $67,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the nine month period ended January 31, 2015.

During the nine month period ended January 31, 2016, the CFO, COO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period. The same amount was recorded in the nine month period ended January 31, 2015.

During each of nine month periods ended January 31, 2016 and 2015, management fees of $22,500 were accrued to a company having a common director.

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the nine months ended January 31, 2016 and 2015, there was no change to the principal amount of the promissory note and interest expense of $1,080 was recorded each year. The principal balance of the note is included as due to related parties in the consolidated balance sheet.

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

During the nine month periods ended January 31, 2016 and 2015, the Company recorded aggregate stock-based compensation associated with options and warrants of $Nil and $68,285, respectively. At January 31, 2016, the Company had $344,019 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant grant or modification during the nine months ended January 31, 2015 was determined using the Black-Scholes option pricing model and the following assumptions. There was no option or warrant grant or modification during the nine months ended January 31, 2016.

Nine Months Ended January 31,
	2016	2015

Risk free interest rate	-	0.01% - 0.05%
Expected life	-	0.06-0.57
Annualized volatility	-	139.83% - 182.47%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the nine months ended January 31, 2016 is as follows:

	Nine Months Ended January 31, 2016
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	2,488,000	0.15
Granted	-	-
Exercised	-	-
Expired	(50,000)	0.10
Forfeited	-	-
Outstanding at end of period	2,438,000	0.15
Exercisable at end of period	609,500	$0.15
Weighted average fair value of options granted		$-

At January 31, 2016, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 1.78 years, respectively. The intrinsic value of “in the money” exercisable options at January 31, 2016 was $Nil.

A summary of REGI’s common stock warrant activity for the nine months ended January 31, 2016 is as follows:

	Nine Months Ended January 31, 2016
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	1,709,333	0.19
Issued	-	-
Exercised	-	-
Expired	(1,509,333)	0.19
Outstanding at end of period	200,000	0.25
Exercisable at end of period	200,000	$0.25

At January 31, 2016, the exercise price and the weighted average remaining contractual life of the outstanding warrants was $0.25 per share and 1.09 years, respectively. The intrinsic value of “in the money” exercisable warrants at January 31, 2016 was $Nil.

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

Going Concern

REGI incurred net loss of $226,685 for the nine months ended January 31, 2016 and has a working capital deficit of $2,113,104 and an accumulated deficit of $12,954,050 at January 31, 2016. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

4

Results of Operations for the Nine Months Ended January 31, 2016 Compared to the Nine Months Ended January 31, 2015

We had a net loss of $226,685 during the nine months ended January 31, 2016, a decrease from net loss of $332,232 during the nine months ended January 31, 2015.

Research and development has been consistently at $47,455 in the nine months ended January 31, 2016 and $47,824 in the nine months ended January 31, 2015.

General and administrative expenses decreased to $178,150 in the nine months ended January 31, 2016 from $283,328 in 2015. Our non-cash, option and warrants based expenses decreased from $68,285 in the nine months ended January 31, 2015 to $Nil in the nine months ended January 31, 2016.

Other general and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased to $17,798 during the nine months ended January 31, 2016 from $23,474 in the nine months ended January 31, 2015, as our transaction volume decreased from 2015 to 2016;

●	Office and administrative expenses decreased from $67,940 during the nine months ended January 31, 2015 to $39,833 during the nine months ended January 31, 2016;

●	Transfer agent and filing fees decreased from $10,075 in 2015 decreased to $8,019 in 2016, as we had fewer equity transactions in 2016;

●	Consulting and management fees were consistent at $112,500, of which $90,000 was donated services for the nine months ended January 31, 2015 and 2016;

●	Technology related travel expense of $1,054 in 2015 decreased to $Nil in 2016.

During the nine months ended January 31, 2015 and 2016, we recorded interest expense of $1,080 on a promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015

Our net losses decreased from $93,480 during the three months ended January 31, 2015, to net losses of $46,020 during the three months ended January 31, 2016.

Research and development expenses decreased from $25,886 during the three months ended January 31, 2015 to $1,110 during the three months ended January 31, 2016, as we had limited funds in the current period.

General and administrative expenses decreased from $67,234 in the three months ended January 31, 2015 to $44,550 in the three months ended January 31, 2016.

General and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased to $5,000 during the three months ended January 31, 2016 from $6,022 in the three months ended January 31, 2015, as our transaction volume decreased from 2015 to 2016;

●	Office and administrative expenses decreased from $21,033 during the three months ended January 31, 2015 to $2,290 during the three months ended January 31, 2016;

●	Transfer agent and filing fees decreased from $1,625 in 2015 decreased to $Nil in 2016;

●	Consulting and management fees were consistent at $37,500 for the three months ended January 31, 2015 and 2016;

●	Technology related travel expense of $1,054 in 2015 decreased to $Nil in 2016.

During the three months ended January 31, 2015 and the three months ended January 31, 2016, we recorded interest expense of $360 on a promissory note issued to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the nine months ended January 31, 2016, we financed our operations mainly through advances from related parties of $131,669.

At January 31, 2016 total amount owing to related parties is $1,924,429 or 91.07% of total liabilities as of January 31, 2016. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

5

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the nine months ended January 31, 2016, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 29, 2016

REGI U.S., INC.

/s/ John G. Robertson
John G. Robertson,
President and Chief Executive Officer

8