Form 10-K
period 2016-04-30
REGI U S INC
filed 2016-08-17
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 0-23920

REGI U.S., Inc.

(Exact name of registrant in its Charter)

Oregon	91-1580146
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

4810 Pt. Fosdick Dr. NW #100, Gig Harbor, WA, 98335

(Address of Principal Executive Offices)

253-514-6114

Registrant’s telephone number

#240-11780 Hammersmith Way

Richmond, BC V7A 5E9 Canada

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, no par value, as of August 17, 2016 was 32,779,298.

State the aggregate market value of the voting and non-voting common equity computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,622,344 as of October 31, 2015.

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

PART I

ITEM 1. BUSINESS

General

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc. At April 30, 2016 Rand Energy Group Inc., a privately held British Columbia corporation (“Rand Energy”) holds approximately 1.80% of the common shares of REGI. Rand Energy is controlled 51% by Reg Technologies Inc., a publicly held British Columbia corporation (“Reg Tech”). Reg Tech holds approximately 8.37% of the common shares of REGI.

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

Our principal offices are located at 4810 Pt. Fosdick Dr. NW #100, Gig Harbor, WA, 98335. Our website is www.regtech.com.

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

On October 2, 2015 we announced that several parties had expressed interest in working with REGI to develop prototypes that meet their future needs. Preliminary designs had begun to outline physical requirements for several sizes of prototype engines. The ranges of interest were from 165 horsepower down to 5 horsepower. The end use varied from propulsion for land air and sea to power generation for land air and sea. NDA’s had been signed to allow REGI to share data with the appropriate parties, so they could begin estimates based on size and weight for their application. REGI had provided cost estimates for preparation and testing of the prototypes. The programs all included accelerated prototype development and production using state-of-the-art methods to minimize time and development costs. The information provided would be used to request budget money in the near future.

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

Patents

U.S. patent 5,429,084 was granted on July 4, 1995, to James McCann, Brian Cherry, Patrick Badgley and four other individuals for various improvements incorporated in the RC/DC Engine, This patent has been assigned to us. The patent to the original Rand Cam engine, U.S. Patent 4,401,070, was issued on August 30, 1983 to James McCann and the marketing rights were held by Rand Energy Group, Inc.  These patents expired and were replaced by U.S. Patent No. 7,896,630 entitled Rotary Device with Reciprocating Vanes and Seals Therefor, which was assigned to REGI U.S. Inc. in 2011, and is currently in good understanding. This patent will expire on February 13, 2027 if all remaining maintenance fees are paid.

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

Research and Development

Research and development work on the RadMax™ Engine is coordinated and funded by Reg Tech and the Company as to 50% each. We contract with individuals, institutions and companies to perform most of the additional research and development work. We spent $38,210 and $48,404 on research and development in the years ended April 30, 2016 and 2015, respectively.

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

We have reported losses in each year since its inception. At April 30, 2016, we had an accumulated deficit of $12,950,532 in accordance with US GAAP. Our history consists almost entirely of development of technologies funded entirely from the sale of our Common Stock or debts from related parties in the absence of revenues. We anticipate that it will continue to incur substantial additional operating losses for at least the next 12 months and expects cumulative losses to increase as our development efforts expand.

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

We have a history of operating losses, and an accumulated deficit, as of April 30, 2016, of $12,950,532. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property. The success of our business depends on our ability to patent our engine. Currently, we have there is only one been granted U.S. Patent. We cannot provide assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

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

ITEM 4. MINESAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common stock which currently trades on the OTC Bulletin Board under the symbol “RGUS.OB” where it has been traded since September 21, 1994. The common stock has traded between $0.01 and $6.75 per share since that date.

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

	High $	Low $
Quarter ended July 31, 2014	0.17	0.08
Quarter ended October 31, 2014	0.15	0.09
Quarter ended January 31, 2015	0.12	0.07
Quarter ended April 30, 2015	0.08	0.06
Quarter ended July 31, 2015	0.11	0.07
Quarter ended October 31, 2015	0.15	0.08
Quarter ended January 31, 2016	0.08	0.05
Quarter ended April 30, 2016	0.06	0.02

The following table shows the high and low closing prices of our stock traded on the OTC Bulletin Board during the most recent six months, for each month as follows:

	High $	Low $
February 2016	0.06	0.02
March 2016	0.03	0.02
April 2016	0.02	0.02
May 2016	0.02	0.01
June 2016	0.02	0.01
July 2016	0.02	0.01

Holders

As of August 17, 2016, there were 32,779,298 shares of common stock outstanding, held by 280 shareholders of record.

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

The Company is authorized to issue up to 100,000,000 shares of common stock, without par value. As of August 17, 2016, there were 32,779,298 shares of common stock issued and outstanding. Each share of Common Stock is entitled to one vote on all matters submitted for shareholder approval.

Recent Sales of Unregistered Securities

The Company has had no sales of unregistered securities from May 1, 2015 to the date of this report.

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

We devote most of our activities to establishing our business. Planned principal activities have not yet produced significant revenues and we have a working capital deficit. We have incurred net losses to April 30, 2016 totaling $12,950,532 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2016, we had working capital deficiency of $2,109,586. Our only asset was cash of $42 as of April 30, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Results of Operations

Results of operations for the year ended April 30, 2016 compared to the year ended April 30, 2015

There were no revenues from product licensing during the year ended April 30, 2016 or 2015.

Net loss decreased from $411,246 in 2015 to $223,167 in 2016. The decrease in loss of $188,079 was mainly due to the more limited funds thus lowered level of activities in 2016.

During each of 2016 and 2015, the Company incurred interest expense of $1,440 on promissory note of $24,000 from Teryl Resources Corp., a company with common officer and director.

During 2016 we incurred gain on foreign exchange of $985, a decrease from a gain on foreign exchange of $2,262 in 2015.

All expenses decreased from 2015 to 2016 as follows:

●	Research and development expenses decreased from $48,404 in 2015 to $38,210 in 2016.

●	Consulting and management fees decreased from $150,000 in 2015 to $112,500 in 2016.

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $30,906 in 2015 to $18,333 in 2016.

●	Wages and benefits and office administrative expenses decreased from $98,128 in 2015 to $37,257 in 2016.

●	Shareholder communication and investor relations expenses decreased from $2,050 in 2015 to $nil in 2016.

●	Transfer agent and filing fees decreased from $12,236 in 2015 to $10,932 in 2016.

Our basic and diluted loss per share was $0.01 for 2016 and $0.01 for 2015.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended April 30, 2016, we financed our operations mainly through advances of $87,363 from related parties.

The total amount owing to related parties is $1,916,876 representing 90.86% of our total liabilities as of April 30, 2016. This funding was necessary with a downturn in the financial market to complete the RadMax™ engine and place the Company in a position to attain future profit.

The remaining balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

As of April 30, 2016, we had a working capital deficiency of $2,109,586. We receive interim support from our related parties and will raise additional funds from equity financing. We also plan to raise funds through loans from Reg Tech and Rand Energy.

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

We anticipate that our cash requirements for the fiscal year ending April 30, 2017 will be around $450,000.

Research and development costs are identified as master design integrator, prototype fabrication, and labour expense, and are estimated to be at $100,000 over the next 6 months.

Off-Balance Sheet Arrangements

As of April 30, 2016 and the date of this report, we have had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

The following consolidated financial statements are filed as part of this annual report:

-	Report of Independent Registered Public Accounting Firm dated August 17, 2016	F-1

-	Consolidated Balance Sheets as of April 30, 2016 and 2015	F-2

-	Consolidated Statements of Expenses for the years ended April 30, 2016 and 2015	F-3

-	Consolidated Statements of Stockholders’ Deficit for the years ended April 30, 2016 and 2015	F-4

-	Consolidated Statements of Cash Flows for the years ended April 30, 2016 and 2015	F-5

-	Notes to the Consolidated Financial Statements.	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

REGI U.S., Inc.

Gig Harbor, Washington

We have audited the accompanying consolidated balance sheets of REGI U.S., Inc. and subsidiary (collectively, the “Company”) as of April 30, 2016 and 2015 and the related consolidated statements of expenses, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REGI U.S., Inc. and subsidiary as of April 30, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
August 17, 2016

REGI U.S., Inc.

Consolidated Balance Sheets

	April 30,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$42	$491

Total Assets	$42	$491

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$192,752	$185,230
Due to related parties	1,916,876	1,791,680
Total Current Liabilities	2,109,628	1,976,910

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,779,298 shares issued and outstanding	10,840,946	10,750,946
Accumulated deficit	(12,950,532)	(12,727,365)
Total Stockholders’ Deficit	(2,109,586)	(1,976,419)

Total Liabilities and Stockholders’ Deficit	$42	$491

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Expenses

	Years Ended April 30,
	2016	2015

Operating Expenses:
General and administrative	$183,517	$361,402
Research and development	38,210	48,404

Loss from operations	(221,727)	(409,806)

Other Expense
Interest expense	(1,440)	(1,440)

Net loss	$(223,167)	$(411,246)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	32,779,298	32,214,000

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended April 30, 2016 and 2015

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	(Deficit)

Balances – April 30, 2014	32,640,298	10,550,355	(12,316,119)	(1,765,764)
Shares issued for private placements, net of share issuance costs	139,000	12,306	-	12,306
Option and warrant compensation	-	68,285	-	68,285
Donated consulting services	-	120,000	-	120,000
Net loss	-	-	(411,246)	(411,246)
Balances – April 30, 2015	32,779,298	$10,750,946	$(12,727,365)	$(1,976,419)
Donated consulting services	-	90,000	-	90,000
Net loss	-	-	(223,167)	(223,167)
Balances – April 30, 2016	32,779,298	$10,840,946	$(12,950,532)	$(2,109,586)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

	Years Ended April 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(223,167)	$(411,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	90,000	120,000
Options and warrants issued for services	-	68,285
Changes in operating assets and liabilities:
Due to related parties	1,440	1,440
Accounts payable and accrued liabilities	43,915	17,938
Net cash used in operating activities	(87,812)	(203,583)

Cash flows from financing activities
Proceeds from the sale of common stock	-	12,306
Advances from related parties	87,363	189,892
Net cash provided by financing activities	87,363	202,198

Net decrease in cash and cash equivalents	(449)	(1,385)
Cash and cash equivalents, beginning of period	491	1,876
Cash and cash equivalents, end of period	$42	$491

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

Years Ended April 30, 2016 and 2015

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

REGI U.S., Inc. (“REGI”) is engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) in the U.S. The worldwide marketing and intellectual rights, other than in the U.S., are held by Reg Technologies, Inc. (“Reg”), a major shareholder, which together with its 51% owned subsidiary, Rand Energy Group Inc. owned 10.17% of REGI’s issued and outstanding stock at April 30, 2016. REGI owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it will fund 50% of the further development of the RC/DC Engine and Reg will fund 50%. No revenue has been derived to date and REGI’s planned principal operations have not commenced.

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

Research and development costs

Research and development costs are expensed as incurred. REGI expensed development costs totaling $38,210 and $48,404 during the years ended April 30, 2016 and 2015, respectively.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2. GOING CONCERN

REGI incurred net losses of $223,167 for the year ended April 30, 2016 and has a working capital deficit of $2,109,589 and an accumulated deficit of $12,950,532 at April 30, 2016. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s consolidated financial statements as of April 30, 2016 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the director of REGI and companies controlled or significantly influenced by the director of REGI. As of April 30, 2016, there was $1,916,876 due to related parties. As of April 30, 2015, there was $1,791,680 due to related parties.

During each of the years ended April 30, 2016 and 2015, the director of REGI and the CFO of REGI provided consulting services to REGI. These services were valued at $90,000 and $120,000, which was accounted for as donated capital and charged to expenses.

During each of the years ended April 30, 2016 and 2015, management fees of $22,500 and $30,000 respectively were accrued to a company controlled by the former CEO without being paid.

During the years ended April 30, 2016 and 2015, research and development services of $13,893 and $39,242 were provided by a company having a common director.

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the years ended April 30, 2016 and 2015, there was no change to the principal amount of the promissory note and interest expense of $1,440 was recorded each year. The principal balance of the note is included as due to related parties in the consolidated balance sheets.

During the year ended April 30, 2016, REGI utilized office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

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

During the years ended April 30, 2016 and 2015, REGI recorded stock-based compensation related to options and warrants of $Nil and $68,285, respectively. At April 30, 2016 and 2015, REGI had $266,707 and $369,875, of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

The fair value of each option and warrant granted or modified was determined using the Black-Scholes option pricing model and the following assumptions:

April 30,
	2016	2015

Risk free interest rate	-	0.11 - 0.36%
Expected life	-	0.09 – 1.64 years
Annualized volatility	-	191 - 300%
Expected dividends	-	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of REGI’s stock option activity for the years ended April 30, 2016 and 2015 is as follows:

	April 30, 2016		April 30, 2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	2,488,000	$0.15	2,638,000	$0.15
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(50,000)	0.10	(100,000)	0.10
Forfeited	(500,000)	0.17	(50,000)	0.15
Outstanding at end of period	1,938,000	0.15	2,488,000	0.15
Exercisable at end of period	484,500	$0.15	622,000	$0.15
Weighted average fair value of options granted		$-		$-

At April 30, 2016, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 1.50 years, respectively. The intrinsic value of “in the money” exercisable options at April 30, 2016 was $Nil.

At April 30, 2015, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.10 to $0.20 per share and 2.48 years, respectively. The intrinsic value of “in the money” exercisable options at April 30, 2015 was $Nil.

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

A summary of REGI’s common stock warrant activity for the years ended April 30, 2016 and 2015 is as follows:

	April 30, 2016		April 30, 2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	1,709,333	$0.19	5,128,816	$0.18
Issued	-	-	139,000	0.15
Exercised	-	-	-	-
Expired	(1,509,333)	0.19	(3,558,483)	0.18
Outstanding at end of period	200,000	0.25	1,709,333	0.19
Exercisable at end of period	200,000	$0.25	1,709,333	$0.19

At April 30, 2016, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.25 per share and 0.85 year, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2016 was $Nil.

At April 30, 2015, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 to $0.25 per share and 0.42 year, respectively. The intrinsic value of “in the money” exercisable warrants at April 30, 2015 was $Nil.

b) Performance Stock Plan

REGI has allotted 2,500,000 shares to be issued pursuant to a performance stock plan adopted on June 27, 1997, and amended in June 2004. On April 27, 2007, REGI further amended the plan so that the term of the plan is extended to the twentieth anniversary of the effective date. As of April 30, 2016, 775,000 shares have been issued under this plan and 1,725,000 remain unissued and issuable.

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

REGI has losses carried forward for income tax purposes to April 30, 2016, however, the related deferred tax asset has been fully reserved due to management’s determination that the realization of the deferred tax assets is less than likely. The difference between the statutory tax rate and the effective tax rate is the valuation allowance.

The composition of REGI’s deferred tax assets at April 30, 2016 and 2015 is as follows:

	April 30,
	2016	2015

Net operating loss carry forward	$10,487,694	$10,710,655

Deferred tax asset	$3,670,693	$3,748,729
Less: Valuation allowance	(3,670,693)	(3,748,729)

Net deferred tax asset	$-	$-

The unused net operating loss carry forward balance will expire in the years 2017 through 2035.

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

Based upon that evaluation, management has concluded that our current disclosure controls and procedures were not effective as of April 30, 2016. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below. Management anticipates that disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our Company intends to remediate the weaknesses as set out below:

●	There is a lack of sufficient accounting staff due to the size of the Company, resulting in a lack of segregation of duties necessary for an effective internal control system.

●	There is a lack of control processes which provide for multiple levels of supervision and review.

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

(c)	Changes in Internal Control over Financial Reporting

During the year ended April 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and position of each of our Executive Officers and Directors:

Name	Position
Paul Chute	Director President and Chief Executive Officer
John G. Robertson	Director Former President and Chief Executive Officer
Paul Porter	Director
Thomas Robertson	Director
Victoria Huang	Chief Financial Officer

Business Experience, Principal Occupation of Directors and Family Relationships

Mr. John Robertson is the father of Mr. Thomas Robertson. There are no other family relationships between directors and/or executive officers.

The following individuals served as directors and executive officers of our company during the year ended April 30, 2016.

Paul Chute – Director, President and Chief Executive Officer

Mr. Chute has a lifetime of experience in making development stage companies successful, serving as both CFO and CEO of both private and public companies. Mr Chute’s strong belief in the potential of the RadMax technology has led him to come out of recent retirement to move the companies forward and focus on refining, testing and marketing the RadMax Engine. Mr. Chute was appointed a director and the Chief Executive Officer of the Company on July 17, 2016. Mr. Chute also serves as a director and the Chief Executive Officer of Reg Technologies Inc. Mr. Chute has his Bachelor of Science degree in accounting and his MBA degree. Mr. Chute expects to devote 100% of his time to the joint operations of Reg Technologies Inc. and REGI, US.

John G. Robertson – Director, former President and Chief Executive Officer

Mr. Robertson has been our Chairman, President and Chief Executive Officer since our formation in July, 1992. He was appointed as a director of the Company due to his extended experiences with the regulatory requirements and operations of public companies and his extended experiences with the capital market. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the RadMax™ Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the RadMax™ Engine technology and Reg Technologies Inc. owns the worldwide rights exclusive of the U.S. Mr. Robertson is a Director and President and Secretary of Rand Energy Group Inc. Mr. Robertson is President, Principal Executive Officer and a member of the Board of Directors of IAS Energy, Inc., an Oregon corporation traded on the PinkSheets. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation which is currently inactive, and its predecessor. He is also the President of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, oil and gas exploration. He is also President of Linux Gold Corp., a public company trading on the OTC Bulletin Board. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting. Mr. Robertson devoted approximately 20% of his time to our operations. Mr. Robertson resigned as the President and the Chief Executive Officer of the Company on July 17, 2016.

James L. Vandeberg – Director, resigned on August 2, 2016

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

Victoria Huang, CPA, CA – Chief Financial Officer

Ms. Huang was appointed the Chief Financial Officer on July 17, 2016. Ms. Huang is a chartered accountant of British Columbia and has her First Class Honours Degree in Finance and Accounting. Ms. Huang was an auditor of Canadian and US public companies and has been a consultant for the Company since 2010. Ms. Huang was appointed as the Chief Financial Officer due to her extended experiences in public company financial reporting and compliance. Ms. Huang expects to devote 35% of her time to the joint operations of Reg Tech and REGI.

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

Term of Office

The term of office of the current directors are expected to continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

Audit Committee

The Company currently does not have an audit committee.

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

During the Company’s last completed financial year ended April 30, 2016, the Company had two Named Executive Officers: Mr. John Robertson, President and CEO and Ms. Susanne Robertson, CFO.

The following table (presented in accordance with Item 402 of Regulation S-K – Executive Compensation) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2016, 2015 and 2014 (to the extent required by the Regulations) in respect of the Named Executive Officers:

Non-equity incentive plan compensation
Name and Principal Position	Year Ended April 30	Salary ($)	Bonus ($)	Share-based Awards ($)	Option- Based Awards ($)(7)	Annual incentive plans ($)	Long-term incentive plans ($)	Pension value ($)	All other Compensation ($)(2)	Total compensation ($)
John G. Robertson, CEO(1)(2)(3)	2016 2015 2014	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	22,500 30,000 30,000	22,500 30,000 30,000

James Vandeberg, CFO(4)(5)	2016 2015 2014	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Susanne Robertson, CFO(6)	2016 2015 2014	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA

(1)	Mr. Robertson is also a director and does not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”. Mr. Robertson resigned as the CEO on July 17, 2016.

(2)	Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, accrued $2,500 per month for management services until January 31, 2016. Mr. Robertson is a trustee of the Robertson Family Trust. The amounts for fiscals 2014, 2015 and 2016 are accrued but not paid.

(3)	Mr. Robertson’s option-based awards granted during 2013 consisted of 500,000 stock options granted on May 15, 2013 at an exercise price of $0.10 with the vested options fair valued at $0.04 per option, and 500,000 stock options granted on April 11, 2013 at an exercise price of $0.20 and vested options fair valued at $0.05 per option.

(4)	Mr. Vandeberg resigned as the CFO of the Company on November 11, 2014. He was also a director until August 2, 2016 and did not receive compensation in that capacity. See “Director Compensation – Narrative Discussion”

(5)	Mr. Vandeberg’s option-based awards granted during 2013 consisted of 200,000 stock options granted on May 15, 2013 at an exercise price of $0.10 with the vested options fair valued at $0.04 per option, and 200,000 stock options granted on April 11, 2013 at an exercise price of $0.20 with the vested options fair valued at $0.05 per option.

(6)	Mrs. Robertson was appointed as the CFO of the Company on November 11, 2014 and resigned on July 17, 2016.

(7)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Narrative Discussion

The Company does not have a share-based award plan other than the stock option plan referred to above. The Company also does not have a pension plan or a long term incentive plan. Other than John Robertson, as described below in the Narrative Description – Directors reported in the Directors’ Compensation table below, no directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2016 for services in their capacity as directors.

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

The following table sets out the option-based awards that were outstanding as at April 30, 2016:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John Robertson	500,000	0.10	May 15, 2017	Nil	375,000	Nil
	500,000	0.20	April 11, 2018	Nil	375,000	Nil
James Vandeberg	200,000	0.10	May 15, 2017	Nil	150,000	Nil
	200,000	0.20	April 11, 2018	Nil	150,000	Nil

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

DIRECTOR COMPENSATION

Director Compensation Table

The following table sets forth all compensation provided to the directors for the year ended April 30, 2016.

The Company does not have a share-based award plan for the directors other than the stock option plan, details of which are provided below under Outstanding Option-Based Awards, Share- Based Awards and Non-equity Incentive Plan Compensation. The Company also does not have a pension plan or a non-equity incentive plan for its directors.

No directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2016 for services in their capacity as directors.

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incentive plans ($)	Long-term incentive plans	Pension value ($)	All other Compensation ($)	Total compensation ($)
John G. Robertson, CEO(1)(2)	2016 2015 2014	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
James Vandeberg, CFO(3)	2016 2015 2014	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Paul Porter (4) (5)	2016 2015 2014	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA	Nil NA NA
Thomas Robertson	2016 2015 2014	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Mr. Robertson is also an NEO and indirectly receives or accrues compensation in that capacity. See “Executive Compensation – Narrative Discussion”.

(2)	Mr. Robertson did not receive option-based awards in his capacity as a director.

(3)	Mr. Vandeberg does not receive any compensation in his capacity as a director, nor any option-based awards in his capacity as a director.

(4)	Mr. Porter was appointed to the Board of Directors in August, 2013.

(5)	Mr. Porter provides research and development services for the Company and receives consulting fees in that capacity. See related party transactions below.

(6)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

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

Other than as described above, no directors of the Company were compensated by the Company during the financial year ended April 30, 2016 for services as consultants or experts.

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

Directors generally receive a grant of stock options upon their appointment.

The following table shows at April 30, 2016 the options held by the directors and former directors who served during the year ended April 30, 2016:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested** ($)
John G. Robertson	500,000 500,000	0.10 0.20	May 15, 2017 April 11, 2018	Nil Nil	375,000 375,000	Nil Nil
James Vandeberg	200,000 200,000	0.10 0.20	May 15, 2017 April 11, 2018	Nil Nil	150,000 150,000	Nil Nil
Paul Porter	55,000 55,000	0.10 0.10	May 15, 2017 April 11, 2018	Nil Nil	41,250 41,250	Nil Nil
Thomas Robertson	50,000	0.20	April 11, 2018	Nil	37,500	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options (4)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
1993 Stock Option Plan (as amended December 5, 2000) (1) and 2007 Stock Option Plan (2)	1,938,000	$0.15	2,562,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(2)	The Company has a Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees, approved April 12, 2007. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees.

(3)	484,500 of the 1,938,000 are vested and exercisable on April 30, 2016.

(4)	The price reflects the weighted average exercise price of those options which were outstanding.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 17, 2016, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of Shares Owned
John G. Robertson, Chairman of the Board of Directors, President, Chief Executive Officer and Director (1) (2)	4,093,849	12.49%
Rand Energy Group Inc. (3)	588,567	1.80%
Reg Technologies Inc.	2,744,700	8.37%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP	7,427,116	22.66%

*Less than one percent of the total issued and outstanding on August 17, 2016, which is 32,779,298.

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

Related Party Transactions for the Year Ended April 30, 2016

We entered into the following contracts with related parties. Related parties consist of companies controlled or significantly influenced by the Officers of the Company.

On March 31, 1994, we entered into a management agreement with Access Information Services, Inc., a Washington corporation, which is owned and controlled by the Robertson Family Trust. A management fee of $2,500 per month is accrued for the provision of certain management, administrative, and financial services. There is no termination or change of control provision. The fees for the years ended April 2016 and 2015 are accrued and not paid.

During the year ended April 30, 2016:

●	During year ended April 30, 2016, Mr. John Robertson, the former President, CEO and director of REGI provided consulting services to REGI. These services were valued at $67,500, which was accounted for as donated capital and charged to expense during the period. Such donated services of $90,000 were recorded in the year ended April 30, 2015.

●	During the year ended April 30, 2016, Mrs. Susanne Robertson, in her capacity as the CFO provided consulting services to REGI. These services were valued at $22,500 in total, which was accounted for as donated capital and charged to expense during the period. Such donated services of $30,000 were recorded for the CFO services in the year ended April 30, 2015.

●	During the years ended April 30, 2016 and 2015, research and development consulting services of $13,893 and $39,242 respectively were provided by a company controlled by Mr. Paul Porter, a director.

Related party transactions incurred during the normal course of the Company’s operations and are measured at the exchange amount, which is the amount agreed between the related parties.

During the year ended April 30, 2016 changes to the amounts owed to/by related parties are as follows:

	April 30, 2015 $	(Repayment)/ Loan in Year $	April 30, 2016 $
Due to Minewest	1,077	1,860	2,937
Due to Linux Gold Corp.	(191)	-	(191)
Due to IAS Energy, Inc.	7,431	-	7,431
Due to Reg Technologies and its subsidiary Rand Energy Group Inc.	1,119,875	75,747	1,201,622
Due to SMR Investments Ltd.	58,637	-	58,637
Due to John Robertson	60,099	4,169	64,268
Due to Information Highway Inc.	18,792	-	18,792
Due to JGR Petroleum	105,947	-	105,947
Due to KLR Petroleum Inc.	11,711	1,533	13,244
Due to Teryl Resources Corp.	26,450	1,440	27,890
Due to Access Information Inc.	268,828	22,500	291,328
Due to Rainbow Networks	21,000	-	21,000
Due to Imaging Tech	69,900	-	69,900
Due to Paul Porter	22,124	(22,124)	-
Due to PA Industries	-	34,071	34,071
	1,791,680	131,196	1,916,876

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, MaloneBailey LLP, Certified Public Accountants during fiscal 2016 and 2015:

Type of Services Rendered	2016	2015

(a) Audit Fees	$14,800	16,910

(b) Audit-Related Fees	$-	$-

(c) Tax Fees	$-	$-

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

Audit Fees

The aggregate fees billed by MaloneBailey LLP, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2016 and 2015, were $14,800 and $16,910, respectively.

All Other Fees

For the fiscal years ended April 30, 2016 and 2015, the aggregate fees billed by MaloneBailey LLP, Certified Public Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

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

REGI U.S., INC.

By:	/s/ “Paul Chute”
Paul Chute, President
Chief Executive Officer and Director

Dated: August 17, 2016

