Form 10-Q
period 2016-07-31
REGI U S INC
filed 2016-09-20
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________ to ___________________

Commission File Number 0-23920

REGI U.S., INC.

(Exact name of Small Business Issuer as specified in its charter)

Oregon	91-1580146
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4810 Pt. Fosdick Dr. NW #100 Gig Harbor, WA	98335
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	253-514-6114

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,779,298 shares of common stock with no par value outstanding as of September 20, 2016.

2

3

REGI U.S., Inc.

Consolidated Balance Sheets

(Unaudited)

	July 31, 2016	April 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$10	$42

Total Assets	$10	$42

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$178,417	$192,752
Due to related parties	1,942,094	1,916,876
Total Current Liabilities	2,120,511	2,109,628

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,779,298 shares issued and outstanding	10,840,946	10,840,946
Accumulated deficit	(12,961,447)	(12,950,532)
Total Stockholders’ Deficit	(2,120,501)	(2,109,586)

Total Liabilities and Stockholders’ Deficit	$10	$42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Expenses

(Unaudited)

	Three Months Ended
	July 31,
	2016	2015

Operating Expenses:
General and administrative	$11,221	$65,287
Research and development	-	33,767

Loss from Operations:	(11,221)	(99,054)

Other Income (Expense):
Gain on settlement of accounts payable	666	-
Interest expense	(360)	(360)
Other Income (Expense)	306	(360)

Net loss	$(10,915)	$(99,414)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	32,779,298	32,779,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,915)	$(99,414)
Adjustments to reconcile loss to net cash used in operating activities:
Donated services	-	30,000
Gain on settlement of accounts payable	(666)	-
Changes in operating assets and liabilities:
Due to related parties	360	360
Accounts payable and accrued liabilities	(13,669)	258
Net cash used in operating activities	(24,890)	(68,796)

Cash flows from financing activities
Advances from related parties	24,858	68,750
Net cash provided by financing activities	24,858	68,750

Net change in cash and cash equivalents	(32)	(46)
Cash and cash equivalents, beginning of period	42	491
Cash and cash equivalents, end of period	$10	$445

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of REGI U.S., Inc. (“REGI”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2016 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2016 as reported in Form 10-K, have been omitted.

NOTE 2. GOING CONCERN

REGI incurred net losses of $10,915 for the three months ended July 31, 2016 and has a working capital deficit of $2,120,501 and an accumulated deficit of $12,961,447 at July 31, 2016. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s unaudited consolidated financial statements as of July 31, 2016 and for the three months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the President of REGI and companies controlled or significantly influenced by the President of REGI. As of July 31, 2016, there was $1,942,094 due to related parties. As of April 30, 2016, there was $1,916,876 due to related parties.

During the three month period ended July 31, 2015, the President, CEO and director of REGI provided consulting services to REGI valued at $22,500, which were accounted for as donated capital and charged to expense during the period. $Nil was recorded in the three month period ended July 31, 2016.

During the three month period ended July 31, 2015, the CFO, COO and director of REGI provided consulting services to REGI valued at $7,500, which were accounted for as donated capital and charged to expense during the period. $Nil was recorded in the three month period ended July 31, 2016.

During the three month period ended July 31, 2016, we incurred management fees of $3,500 and $2,500 for services provided by the CEO and CFO respectively. During the three months ended July 31, 2015 management fees of $7,500 was accrued to a company with common director.

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the three months ended July 31, 2016 and 2015, there was no change to the principal amount of the promissory note and interest expense of $360 was recorded each year. The principal balance of the note is included as due to related parties in the consolidated balance sheets.

REGI currently utilizes office space in a commercial business park building located in Richmond, British Columbia, Canada, a suburb of Vancouver, shared by several companies related by common officers and directors. REGI does not pay rent for this office space.

NOTE 4. GAIN ON DEBT SETTLEMENT

During the three months ended July 31, 2016 the Company recorded gain on debt settlement of $666 with a service provider.

NOTE 5. STOCKHOLDERS’ EQUITY

a) Common Stock Options and Warrants

During the three month periods ended July 31, 2016 and 2015, the Company did not record stock-based compensation associated with options or warrants. At July 31, 2016, the Company had $266,707 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods.

A summary of REGI’s stock option activity for the three months ended July 31, 2016 is as follows:

	Three Months ended July 31, 2016
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	1,938,000	$0.15
Outstanding at end of period	1,938,000	$0.15
Exercisable at end of period	484,500	$0.15
Weighted average fair value of options granted		$-

A summary of REGI’s common stock warrant activity for the three months ended July 31, 2016 is as follows:

	July 31, 2016
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	200,000	$0.25
Outstanding at end of period	200,000	0.25
Exercisable at end of period	200,000	$0.25

At July 31, 2016, the exercise price and the weighted average remaining contractual life of the outstanding warrants was $0.25 per share and 0.60 year, respectively. The intrinsic value of “in the money” exercisable warrants at July 31, 2016 was $Nil.

NOTE 6. COMMITMENTS

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

NOTE 7. SUBSEQUENT EVENTS

During August, 2016, the Company issued senior secured convertible promissory notes (the “Convertible Notes”) for total proceeds of $140,000. The Convertible Notes are secured against all assets of the Company, mature 90 days after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date, and convertible at any time on or after ninety days from the issuance date into the Company’s common stock at $0.10 per share.

On August 12, 2016, the Company adopted its 2016 Stock Option Plan to issue up to 5,000,000 shares to certain key employees, directors, officers and consultants. Pursuant to the 2016 plan, the Company granted 3,700,000 stock options to certain directors and employees exercisable into the Company’s common shares at prices between $0.10 and $1.50, expiring July 20, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2016. We do not intend to update the forward- looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Nature of Business

We are a development stage company engaged in the business of developing and building an improved axial vane-type rotary engine known as the RadMax™ rotary technology (the “RadMax® Engine”), used in the design of lightweight and high efficiency engines, compressors and pumps. The worldwide intellectual and marketing rights to the RadMax™ Engine, exclusive of the United States, are held by Reg Technologies Inc. (“Reg Tech”). The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it funds 50% of the further development of the RadMax™ Engine and Reg Tech funds 50%.

Reg Tech is a public company listed for trading on the TSX Venture Exchange and on OTC.BB. Reg Tech holds approximately 10.17% of our issued and outstanding shares.

Recent Development

Effective September 16, 2016 the Company executed Asset Purchase Agreement with Reg Tech to purchase all of Reg Tech’s assets. The consideration for the purchase is one & one tenth (1.1) shares of REGI U.S., Inc. for each one (1) share of Reg Technologies, Inc. for a total of approximately 50,596,043 shares of REGI U.S. The transaction is subject to Reg Tech shareholder special meeting’s approval and review by the TSX Venture Exchange.

Going Concern

We incurred net losses of $10,915 for the three months ended July 31, 2016, has a working capital deficit of $2,120,501 and an accumulated deficit of $12,961,447 at July 31, 2016. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

We may receive interim support from affiliated companies and plan to raise additional capital through debt and/or equity financings. We may also raise additional funds through the exercise of warrants and stock options, if exercised. However, there is no assurance that any of these activities will be successful.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended April 30, 2016, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for Three Months Ended July 31, 2016 Compared to the Three Months Ended July 31, 2015

We had a net loss of $10,915 during the three months ended July 31, 2016, decreased by $88,499 from net loss of $99,414 during the three months ended July 31, 2015.

Research and development expenses decreased from $33,767 in three months ended July 31, 2015 to $Nil in three months ended July 31, 2016, due to lack of funds for the current period.

Total general and administrative expenses decreased from $65,287 in three months ended July 31, 2015 to $11,221 in the three months ended July 31, 2016, as the company searched for more cost effective ways of managing our operations.

General and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $4,598 during the three months ended July 31, 2015 to $3,500 during the three months ended July 31, 2016 as we had fewer and less complicated transactions in the current period;

●	Office and administrative expenses decreased from $23,189 during the three months ended July 31, 2015 to $1,905 during the three months ended July 31, 2016 when we were able to be more cost effective during the current period.

●	Consulting and management fees decreased from $37,500 for the three months ended July 31, 2015 to $7,000 for the three months ended July 31, 2016, as in the current period we did not record donated management service of $30,000 as we did in the previous period.

During each of the three months ended July 31, 2015 and 2016 we recorded interest expense of $360 on the same promissory note issued to a related party.

4

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

During the three months ended July 31, 2016, we financed our operations mainly through advances from related parties of $24,858.

At July 31, 2016 total amount owing to related parties is $1,942,094 or 91.59% of total liabilities as of July 31, 2016. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

During August, 2016 we raised $140,000 by issuing secured convertible promissory notes. See Item 2 of Part II to this report.

We plan to raise additional capital through debt and/or equity financings. We cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue the development of our RadMax™ Engine and our business will fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the three months ended July 31, 2016, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During August, 2016, the Company issued senior secured convertible promissory notes (the “Convertible Notes”) for total proceeds of $140,000. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date, and convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.10 per share.

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

September 20, 2016

REGI U.S., INC.

/s/ Paul Chute
Paul Chute
President and Chief Executive Officer

7