Form 10-Q
period 2016-10-31
REGI U S INC
filed 2016-12-22
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2016

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

Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,708,686 shares of common stock with no par value outstanding as of December 21, 2016.

2

 PART I. FINANCIAL INFORMATION

3

REGI U.S., Inc.

Consolidated Balance Sheets

	October 31, 2016	April 30, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,403	$42
Deposits	2,000	-
Total current assets	7,403	42

Furniture and equipment, net	16,675	-

Total Assets	$24,078	$42

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$202,270	$192,752
Due to related parties	1,881,716	1,916,876
Total current liabilities	2,083,986	2,109,628

Long-term liabilities:
Convertible promissory notes	205,152	-
Total long-term liabilities	205,152	-

Total liabilities	2,289,138	-

Stockholders’ Deficit:
Common stock, 100,000,000 shares authorized, no par value, 32,779,298 shares issued and outstanding	11,057,034	10,840,946
Accumulated deficit	(13,322,094)	(12,950,532)
Total Stockholders’ Deficit	(2,265,060)	(2,109,586)

Total Liabilities and Stockholders’ Deficit	$24,078	$42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Operating Expenses:
General and administrative	$285,531	$68,313	$296,752	$133,600
Research and development	71,716	12,578	71,716	46,345

Loss from operations:	(357,247)	(80,891)	(368,468)	(179,945)

Other income (expense):
Gain on settlement of accounts payable	-	-	666	-
Interest expense	(3,400)	(360)	(3,760)	(720)
Total other income (expense)	(3,400)	(360)	(3,094)	(720)

Net loss	$(360,647)	$(81,251)	$(371,562)	$(180,665)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding – basic and diluted	32,779,298	32,779,298	32,779,298	32,779,298

The accompanying notes are an integral part of these unaudited consolidated financial statements

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(371,562)	$(180,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	-	60,000
Gain on settlement of accounts payable	(666)	-
Options and warrants issued for services	216,088	-
Changes in operating assets and liabilities:
Deposit	(2,000)	-
Due to related parties	(79,045)	720
Accounts payable and accrued liabilities	10,184	3,732
Net cash used in operating activities	(227,001)	(116,213)

Cash flows from financing activities
Advances from related parties	27,210	115,795
Issuance of convertible promissory notes	205,152
Net cash provided by financing activities	232,362	115,795

Net change in cash and cash equivalents	5,361	(418)
Cash and cash equivalents, beginning of period	42	491
Cash and cash equivalents, end of period	$5,403	$73

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	-	-
Non-cash financing and investing transactions:
Furniture and equipment paid by related parties	$16,675	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

Property, plant and equipment

Property and equipment are stated at cost, which includes the acquisition price and any direct costs to bring the asset into use at its intended location, less accumulated amortization.

Amortization of property and equipment is calculated using the straight-line method to write off the cost, net of any estimated residual value, over their estimated useful lives of the assets as follows: Office equipment 5 years. Amortization of office equipment is included in general and administrative expenses.

NOTE 2. GOING CONCERN

REGI incurred net losses of $371,562 for the six months ended October 31, 2016 and has a working capital deficit of $2,076,583 and an accumulated deficit of $13,322,094 at October 31, 2016. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s unaudited consolidated financial statements as of October 31, 2016 and for the six months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the directors and officers and a former director of REGI and companies controlled or significantly influenced by these parties. As of October 31, 2016, there was $1,881,716 due to related parties. As of April 30, 2016, there was $1,916,876 due to related parties.

During the six month period ended October 31, 2015, the former President and CEO of REGI provided consulting services to REGI valued at $45,000, which were accounted for as donated capital and charged to expense during the period. $Nil was recorded in the six month period ended October 31, 2016.

During the six month period ended October 31, 2015, the CFO of REGI provided consulting services to REGI valued at $15,000, which were accounted for as donated capital and charged to expense during the period. $Nil was recorded in the six month period ended October 31, 2016.

During the six month period ended October 31, 2016, the the CEO advanced $95,633 to the Company, of which $11,827 was for the purchase of the office furniture. During the six months ended October 31, 2016 the CEO was repaid $46,000, of which $30,000 was with the issuance of secured convertible promissory notes.

During the six month period ended October 31, 2016, the the Chief Engineer who is also a director of the Company advanced $19,094 to the Company, of which $4,848 was for the purchase of the office equipment. During the six months ended October 31, 2016 the Chief Engineer was repaid $41,517 for balance owed to him, of which $15,152 was with the issuance of secured convertible promissory notes.

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the six months ended October 31, 2016 and 2015, there was no change to the principal amount of the promissory note and interest expense of $720 was recorded each year. The principal balance of the note is included as due to related parties in the consolidated balance sheets.

NOTE 4. GAIN ON DEBT SETTLEMENT

During the six months ended October 31, 2016 the Company recorded gain on debt settlement of $666 with a service provider.

NOTE 5. SECURED CONVERTIBLE PROMISSORY NOTES

During the six months ended October 31, 2016, the Company issued senior secured convertible promissory notes (the “Convertible Notes”) for total proceeds of $205,152. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date, and convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.10 per share.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

NOTE 6. STOCKHOLDERS’ EQUITY

a) Common Stock Options and Warrants

On August 12, 2016, REGI granted an aggregate of 3,700,000 common stock options for services. These options vest upon grant, expire on July 20, 2021 and are exercisable at the following prices:

Options	Exercise price
900,000	$0.10
600,000	$0.20
550,000	$0.35
450,000	$0.50
350,000	$0.75
350,000	$1.00
250,000	$1.25
250,000	$1.50
3,700,000

The fair value of the options was determined to be $216,088 using the Black-Scholes option pricing model, which requires management to make estimates that are subjective and may not be representative of the actual results. Changes in assumptions can materially affect estimates of fair value. The following assumptions were used for the calculation: risk free interest rate 1.16% expected life (in years) 4.94 expected volatility 228.65% and expected dividend yield 0.0%.

A summary of REGI’s stock option activity for the six months ended October 31, 2016 is as follows:

	Six months ended October 31, 2016
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	1,938,000	$0.15
Granted during the period	3,700,000	$0.52
Outstanding at end of period	5,638,000	$0.39
Exercisable at end of period	4,184,500	$0.48
Weighted average fair value of options granted		$0.06

At October 31, 2016, the Company had $266,707 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods. The intrinsic value of “in the money” exercisable options at October 31, 2016 was $Nil.

A summary of REGI’s common stock warrant activity for the six months ended October 31, 2016 is as follows:

	October 31, 2016
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	200,000	$0.25
Outstanding at end of period	200,000	0.25
Exercisable at end of period	200,000	$0.25

At October 31, 2016, the exercise price and the weighted average remaining contractual life of the outstanding warrants was $0.25 per share and 0.60 year, respectively. The intrinsic value of “in the money” exercisable warrants at October 31, 2016 was $Nil.

NOTE 7. COMMITMENTS

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

NOTE 8. SUBSEQUENT EVENTS

Subsequent to October 31, 2016, the Company issued Convertible Notes for total proceeds of $38,000.

On September 16, 2016, the Company entered into an asset purchase agreement with Reg Technologies Inc. to purchase all of the assets of Reg Technologies, a company with a common director and the CEO. The consideration for the purchase was an aggregate of 50,929,388 unregistered common shares of our company, which were issued in December, 2016 after Reg Technologies obtained shareholder approval by special resolution at a special meeting of the shareholders on November 18, 2016,. The transaction is subject to TSX Venture Exchange approval.

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

Recent Development

Effective September 16, 2016 the Company executed Asset Purchase Agreement with Reg Tech to purchase all of Reg Tech’s assets. The consideration for the purchase is one & one tenth (1.1) shares of REGI U.S., Inc. for each one (1) share of Reg Technologies, Inc. for a total of 50,929,388 shares of REGI U.S.. These shares were issued in December, 2016 after Reg Technologies obtained shareholder approval by special resolution at a special meeting of the shareholders on November 18, 2016.. The transaction is subject to TSX Venture Exchange approval.

Going Concern

We incurred net losses of $371,562 for the six months ended October 31, 2016, has a working capital deficit of $2,076,583 and an accumulated deficit of $13,322,094 at October 31, 2016. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for Six Months Ended October 31, 2016 Compared to the Six Months Ended October 31, 2015

We had a net loss of $371,562 during the six months ended October 31, 2016, increased from net loss of $180,665 during the six months ended October 31, 2015.

Research and development expenses increased from $46,345 in three months ended October 31, 2015 to $71,716 in six months ended October 31, 2016, as more funds were available in the current period.

Total general and administrative expenses increased from $133,600 in the six months ended October 31, 2015 to $296,752 in the six months ended October 31, 2016.

General and administrative expense comparisons are as follows:

-	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $12,798 during the six months ended October 31, 2015 to $11,000 during the six months ended October 31, 2016.

-	Office and administrative expenses increased from $37,783 during the six months ended October 31, 2015 to $39,030 during the six months ended October 31, 2016.

-	Consulting and management fees decreased from $75,000 for the three months ended October 31, 2015 to $30,633 for the six months ended October 31, 2016, as in the current period we did not incur donated management service of $60,000 as we did in the previous period.

-	During the six months ended October 31, 2016 we recorded option based compensation of $216,088 for 3,700,000 options granted to consultants; we did not grant options nor have any options vested during the six months ended October 31, 2015.

During each of the six months ended October 31, 2015 and 2016 we recorded interest expense of $720 on the same promissory note issued to a related party.

During the six months ended October 31, 2016 we recorded interest expense of $3,040 on secured convertible promissory notes; during the six months ended October 31, 2015 we did not have such debt instrument or incur related interest expense.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for Three Months Ended October 31, 2016 Compared to the Three Months Ended October 31, 2015

We had a net loss of $360,647 during the three months ended October 31, 2016, increased from net loss of $81,251 during the three months ended October 31, 2015.

Research and development expenses increased from $12,578 in three months ended October 31, 2015 to $71,716 in three months ended October 31, 2016, as we raised more funds in the current period.

Total general and administrative expenses increased from $80,891 in three months ended October 31, 2015 to $357,247 in the three months ended October 31, 2016.

General and administrative expense comparisons are as follows:

-	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $8,200 during the three months ended October 31, 2015 to $7,500 during the three months ended October 31, 2016.

-	Office and administrative expenses decreased from $68,313 during the three months ended October 31, 2015 to $44,310 during the three months ended October 31, 2016 as we were able to be more cost effective during the current period.

-	Consulting and management fees decreased from $37,500 for the three months ended October 31, 2015 to $17,633 for the three months ended October 31, 2016, as in the current period we did not incur donated management service of $30,000 as we did in the previous period.

-	During the three months ended October 31, 2016 we recorded option based compensation of $216,088 for 3,700,000 options granted to consultants; we did not grant options nor have any options vested during the three months ended October 31, 2015.

During each of the three months ended October 31, 2015 and 2016 we recorded interest expense of $360 on the same promissory note issued to a related party.

During the three months ended October 31, 2016 we recorded interest expense of $3,040 on secured convertible promissory notes; during the three months ended October 31, 2015 we did not have such debt instrument or incur related interest expense.

Liquidity and Capital Resources

During the three months ended October 31, 2016, we financed our operations mainly through advances from related parties of $27,210 and with proceeds of $205,152 from issuance of secured convertible promissory notes.

At October 31, 2016 total amount owing to related parties is $1,881,716 or 90.29% of total liabilities as of October 31, 2016. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

During November, 2016 we raised $38,000 by issuing secured convertible promissory notes. See Item 2 of Part II to this report.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the three months ended October 31, 2016, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended October 31, 2016 and up to the date of this report, the Company issued senior secured convertible promissory notes (the “Convertible Notes”) for a total amount of $243,152. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date, and convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.10 per share.

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

December 22, 2016

REGI U.S., INC.

/s/ Paul Chute
Paul Chute
President and Chief Executive Officer

