Form 10-Q
period 2017-01-31
REGI U S INC
filed 2017-04-07
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________to

Commission File Number 0-23920

REGI U.S., INC.

(Exact name of Small Business Issuer as specified in its charter)

Oregon	91-1580146
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

7520 N. Market St. Suite 10, Spokane, WA	99217
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	253-514-6114

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,926,108 shares of common stock with no par value outstanding as of April 6, 2017.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

Consolidated Balance Sheets

	January 31, 2017	April 30, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,422	$42
Deposits	2,000	-
Total current assets	19,422	42

Furniture and equipment, net	15,476	-

Total Assets	$34,898	$42

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$219,445	$192,752
Due to related parties	1,842,507	1,916,876
Total current liabilities	2,061,952	2,109,628

Long-term liabilities:
Convertible promissory notes	351,041	-
Convertible promissory notes – related parties	96,152
Total long-term liabilities	447,193	-

Total liabilities	2,509,145	2,109,628

Stockholders’ Deficit:
Common stock, 150,000,000 shares authorized, no par value, 83,708,686 and 32,779,298 shares issued and outstanding, respectively	11,227,302	10,840,946
Accumulated deficit	(13,701,549)	(12,950,532)
Total Stockholders’ Deficit	(2,474,247)	(2,109,586)

Total Liabilities and Stockholders’ Deficit	$34,898	$42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Operating Expenses:
General and administrative	$269,780	$44,550	$566,532	$178,150
Research and development	100,921	1,110	172,637	47,455

Loss from operations:	(370,701)	(45,660)	(739,169)	(225,605)

Other income (expense):
Gain on settlement of accounts payable	-	-	666	-
Interest expense	(8,754)	(360)	(12,514)	(1,080)
Total other income (expense)	(8,754)	(360)	(11,848)	(1,080)

Net loss	$(379,455)	$(46,020)	$(751,017)	$(226,685)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding – basic and diluted	64,300,766	32,779,298	43,286,454	32,779,298

The accompanying notes are an integral part of these unaudited consolidated financial statements

.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(751,017)	$(226,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	-	90,000
Gain on settlement of accounts payable	(666)	-
Options and warrants issued for services	386,356	-
Depreciation expense	1,199	-
Changes in operating assets and liabilities:
Deposit	(2,000)	-
Due to related parties	5,108	1,080
Accounts payable and accrued liabilities	66,150	3,533
Net cash used in operating activities	(294,870)	(132,072)

Cash flows from financing activities
Advances from related parties	-	131,669
Issuance of convertible promissory notes	312,250	-
Net cash provided by financing activities	312,250	131,669

Net change in cash and cash equivalents	17,380	(403)
Cash and cash equivalents, beginning of period	42	491
Cash and cash equivalents, end of period	$17,422	$88

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	-	-

Non-cash financing and investing transactions:
Furniture and equipment paid by related parties	$16,675	$-
Accounts payable related party converted to convertible notes related party	$96,152	$-
Accounts payable converted to convertible notes	$38,791	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of REGI U.S., Inc. (“REGI”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2016 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2016 as reported in the Form 10-K, have been omitted.

Property, plant and equipment

Property and equipment are stated at cost, which includes the acquisition price and any direct costs to bring the asset into use at its intended location, less accumulated amortization.

Amortization of property and equipment is calculated using the straight-line method to write off the cost, net of any estimated residual value, over their estimated useful lives of the assets as follows: Office equipment 5 years and electronic equipment 2 years. Amortization of office equipment is included in general and administrative expenses; amortization of research equipment is included in research and development expense.

NOTE 2. GOING CONCERN

REGI incurred net losses of $751,017 for the nine months ended January 31, 2017 and has a working capital deficit of $2,042,530 and an accumulated deficit of $13,701,549 at January 31, 2017. These factors raise substantial doubt about the ability of REGI to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, REGI’s unaudited consolidated financial statements as of January 31, 2017 and for the nine months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 3. RELATED PARTIES

Amounts due from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the directors and officers and a former director of REGI and companies controlled or significantly influenced by these parties. As of January 31, 2017, there was $1,842,507 due to related parties. As of April 30, 2016, there was $1,916,876 due to related parties.

During the nine month period ended January 31, 2017, the CEO paid on behalf of the Company $11,827 for the purchase of the office furniture.

During the nine month period ended January 31, 2017, the Chief Engineer who is also a director of the Company paid on behalf of the Company $4,848 for the purchase of the research equipment.

During the nine month period ended January 31, 2017, the Company’s CEO and Chief Engineer agreed to convert $96,152 of payables due to them into convertible note promissory notes.

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

During the year ended April 30, 2012, the Company issued a promissory note of $24,000 for amounts previously accrued and owed to a company with a common director with the Company. The promissory note bears interest rate of 6% per annum, is unsecured and due on demand. During the nine months ended January 31, 2017 and 2016, there was no change to the principal amount of the promissory note and interest expense of $1,080 was recorded each year. The principal balance of the note is included as due to related parties in the consolidated balance sheets.

NOTE 4. GAIN ON DEBT SETTLEMENT

During the nine months ended January 31, 2017 the Company recorded gain on debt settlement of $666 with a service provider.

NOTE 5. SECURED CONVERTIBLE PROMISSORY NOTES

During the nine months ended January 31, 2017, the Company issued senior secured convertible promissory notes (the “Convertible Notes”) for cash proceeds of $312,250. Under the same convertible notes the Company issued convertible notes to settled accounts payable due to unrelated parties for $38,791 and $96,152 to settle accounts payable due to related party. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date, and convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.10 per share.

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

On January 6, 2017, the Company’s annual and special meeting of stockholders approved the amendment to the Company’s articles that increased the authorized common shares from 100,000,000 to 150,000,000.

On September 16, 2016, the Company entered into an asset purchase agreement with Reg Technologies Inc., a public company whose common stock was listed on TSX Venture Exchange to purchase all of the assets of Reg Technologies, a company with a common director and CEO with REGI. An aggregate of 50,929,388 unregistered common shares of our company were issued by January 31, 2017 as consideration for the asset purchase. The transaction was not closed until February 17, 2017 upon TSX Venture Exchange approval, which was a condition for the closing.

b)	Common Stock Options and Warrants

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

On January 1, 2017, REGI granted an aggregate of 3,500,000 common stock options for services. These options vest upon grant, expire on January 1, 2022 and are exercisable at the following prices:

Options	Exercise price
2,500,000	$0.10
300,000	$0.20
300,000	$0.35
300,000	$0.50
100,000	$0.75
3,500,000

The fair value of the options was determined to be $170,268 using the Black-Scholes option pricing model, which requires management to make estimates that are subjective and may not be representative of the actual results. Changes in assumptions can materially affect estimates of fair value. The following assumptions were used for the calculation: risk free interest rate 1.93% expected life (in years) 5.00 expected volatility 214.63% and expected dividend yield 0.0%.

A summary of REGI’s stock option activity for the nine months ended January 31, 2017 is as follows:

	Nine months ended January 31, 2017
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of period	1,938,000	$0.15
Granted during the period	7,200,000	$0.36
Outstanding at end of period	9,138,000	$0.31
Exercisable at end of period	7,684,500	$0.34
Weighted average fair value of options granted		$0.05

At January 31, 2017, the Company had $266,707 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods. The intrinsic value of “in the money” exercisable options at January 31, 2017 was $Nil.

A summary of REGI’s common stock warrant activity for the nine months ended January 31, 2017 is as follows:

	January 31, 2017
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	200,000	$0.25
Outstanding at end of period	200,000	0.25
Exercisable at end of period	200,000	$0.25

At January 31, 2017, the exercise price and the weighted average remaining contractual life of the outstanding warrants was $0.25 per share and 0.35 year, respectively. The intrinsic value of “in the money” exercisable warrants at January 31, 2017 was $Nil.

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

NOTE 8. SUBSEQUENT EVENTS

Subsequent to January 31, 2017, the Company received cash proceeds of $132,500 for issuance of Convertible Notes.

In relation to the asset purchase from Reg Technologies, an additional 217,422 common shares of the Company were issued to Reg Technologies in March, 2017.

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

Nature of Business

We are an early stage company engaged in the business of developing and building an improved axial vane-type rotary engine known as the RadMax™ rotary technology (the “RadMax® Engine”), used in the design of lightweight and high efficiency engines, compressors and pumps. The worldwide intellectual and marketing rights to the RadMax™ Engine, exclusive of the United States, are held by Reg Technologies Inc. (“Reg Tech”). The Company owns the U.S. marketing and intellectual rights and has a project cost sharing agreement, whereby it funds 50% of the further development of the RadMax™ Engine and Reg Tech funds 50%.

Reg Tech is a public company listed for trading on the TSX Venture Exchange and on OTC.BB. Reg Tech holds approximately 10.17% of our issued and outstanding shares.

Recent Development

Effective September 16, 2016 the Company executed Asset Purchase Agreement with Reg Tech to purchase all of Reg Tech’s assets. The consideration for the purchase is one & one tenth (1.1) shares of REGI U.S., Inc. for each one (1) share of Reg Technologies, Inc. for a total of 50,929,388 shares of REGI U.S.. These shares were issued after Reg Technologies obtained shareholder approval by special resolution at a special meeting of the shareholders on November 18, 2016. The transaction was closed upon approval by TSX Venture Exchange on February 17, 2017 which was a closing condition.

On January 6, 2017, the Company’s annual and special meeting of stockholders approved the amendment to the Company’s articles that increased the authorized common shares from 100,000,000 to 150,000,000.

Going Concern

We incurred net losses of $751,017 for the nine months ended January 31, 2017, has a working capital deficit of $2,042,530 and an accumulated deficit of $13,701,549 at January 31, 2017. Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for Nine Months Ended January 31, 2017 Compared to the Nine Months Ended January 31, 2016

We had a net loss of $751,017 during the nine months ended January 31, 2017, increased from net loss of $226,685 during the nine months ended January 31, 2016.

Research and development expenses increased from $47,455 in the nine months ended January 31, 2016 to $172,637 in the nine months ended January 31, 2017, as more funds were available in the current period.

Total general and administrative expenses increased from $178,150 in the nine months ended January 31, 2016 to $566,532 in the nine months ended January 31, 2017.

General and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $17,898 during the nine months ended January 31, 2016 to $15,148 during the nine months ended January 31, 2017.

●	Office and administrative expenses increased from $47,915 during the nine months ended January 31, 2016 to $80,115 during the nine months ended January 31, 2017.

●	Consulting and management fees decreased from $112,500 for the nine months ended January 31, 2016 to $82,915 for the nine months ended January 31, 2017.

●	During the nine months ended January 31, 2017 we recorded option based compensation of $386,356 for 7,200,000 options granted to directors, management and consultants; we did not grant options nor have any options vested during the nine months ended January 31, 2016.

4

During each of the nine months ended January 31, 2017 and 2016 we recorded interest expense of $1,080 on the same promissory note issued to a related party.

During the nine months ended January 31, 2017 we recorded interest expense of $12,514 on secured convertible promissory notes; during the nine months ended January 31, 2016 we did not have such debt instrument or incur related interest expense.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for Three Months Ended January 31, 2017 Compared to the Three Months Ended January 31, 2016

We had a net loss of $379,455 during the three months ended January 31, 2017, increased from net loss of $46,020 during the three months ended January 31, 2016.

Research and development expenses increased from $1,110 in three months ended January 31, 2016 to $100,921 in three months ended January 31, 2017, as we raised more funds in the current period.

Total general and administrative expenses increased from $44,550 in three months ended January 31, 2016 to $269,780 in the three months ended January 31, 2017.

General and administrative expense comparisons are as follows:

●	Professional fees including legal, accounting, audit and auditors’ review expenses decreased from $5,100 during the three months ended January 31, 2016 to $4,148 during the three months ended January 31, 2017.

●	Office and administrative expenses increased from $44,500 during the three months ended January 31, 2016 to $52,346 during the three months ended January 31, 2017.

●	Consulting and management fees increased from $37,500 for the three months ended January 31, 2016 to $43,000 for the three months ended January 31, 2017.

●	During the three months ended January 31, 2017 we recorded option based compensation of $170,286 for 3,500,000 options granted to consultants; we did not grant options nor have any options vested during the three months ended January 31, 2016.

During each of the three months ended January 31, 2017 and 2016 we recorded interest expense of $360 on the same promissory note issued to a related party.

During the three months ended January 31, 2017 we recorded interest expense of $8,754 on secured convertible promissory notes; during the three months ended January 31, 2016 we did not have such debt instrument or incur related interest expense.

Liquidity and Capital Resources

During the nine months ended January 31, 2017, we financed our operations mainly with proceeds of $312,250 from issuance of secured convertible promissory notes.

At January 31, 2017 total amount owing to related parties is $1,842,507 or 89.36% of total liabilities as of January 31, 2017. This funding was necessary with a downturn in the financial market to complete the RadMax™ Engine and place us in a position to attain profit. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the three months ended January 31, 2017, attached hereto.

Contractual Obligations

We do not currently have any contractual obligations requiring any payment obligation from us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

5

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended January 31, 2017 and up to the date of this report, the Company issued senior secured convertible promissory notes (the “Convertible Notes”) for a total amount of $559,693, of which $312,250 was for cash received for the purchase of the Convertible Notes and $247,443 was for conversion from accounts payable to the debt holders. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date, and convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.10 per share.

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

April 6, 2017

REGI U.S., INC.

/s/ Paul Chute
Paul Chute
President and Chief Executive Officer

8