Form 10-K
period 2017-04-30
REGI U S INC
filed 2017-10-31
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-23920

REGI U.S., Inc.

(Exact name of registrant in its Charter)

Oregon	91-1580146
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

7520 N Market St., #10, Spokane, WA. 99217

(Address of Principal Executive Offices)

(509) 474-1040

Registrant’s telephone number

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each Exchange on which registered:
Common	OTC Markets

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares issued and outstanding of the issuer’s common stock, no par value, as of October 31, 2017 was 85,814,690 and 84,986,959, respectively.

State the aggregate market value of the voting and non-voting common equity computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,950,137 as of October 31, 2016.

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

The Company files annual reports and furnishes other information with the SEC. You may read and copy any document that we file at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at (http://www.sec.gov). The Company also files information with the Canadian Securities Administrators via SEDAR (www.sedar.com). The Company’s website is located at www.radmaxtech.com

PART I

ITEM 1. BUSINESS

General

We were organized under the laws of the State of Oregon on July 27, 1992 as Sky Technologies, Inc. On August 1, 1994, our name was officially changed by a vote of a majority of our shareholders to REGI U.S., Inc.

On September 16, 2016, REGI entered into an asset purchase agreement (the “APA”) with Reg Technologies Inc. (“Reg Tech”), a British Columbia public company whose common stock was listed on TSX Venture Exchange to purchase all of the assets of Reg Tech, a company with a common director and CEO with REGI. An aggregate of 51,757,119 unregistered common shares of our company were issued as consideration for the asset purchase. The transaction was closed on February 17, 2017 upon TSX Venture Exchange approval.

Prior to the APA, REGI and Reg Tech had been engaged in the business of developing and commercially exploiting an improved axial vane type rotary engine known as the Rand Cam/Direct Charge Engine (the “RC/DC Engine”) with the marketing and intellectual rights in the U.S. held by REGI and the worldwide marketing and intellectual rights, other than in the U.S., held by Reg Tech. Upon closing the APA, REGI owns the worldwide rights to the technologies.

We will need to raise additional capital in the future beyond any amount currently on hand and which may become available as a result of debt and/or equity financing, including the exercise of options which are currently outstanding, in order to fully implement our intended plan of operations.

Business of the Company

Overview and History

We are engaged in the business of developing and building improved axial vane-type rotary devices for civilian, commercial and government applications. The Company owns the worldwide intellectual and marketing rights to the RadMax® technology. Our vision is to develop advanced devices that reduce carbon footprint, reduce device size, weight and parts count, and increase fuel and manufacturing efficiencies. We intend to develop and market these devices in cooperation with industry and government partners. We are focused on creating new, disruptive technologies that are more efficient, compact and cost-effective than those currently available.

On July 27th, 2016, REGI undertook a reorganization, naming its wholly owned subsidiary, RadMax Technologies, Inc. (“RadMax”) as its DBA for marketing and technology image.

From our headquarters in Spokane, WA, we are working with engineering consultants around North America to develop these devices. Our goal is to license RadMax technology and/or participate in joint ventures to manufacture RadMax products for specific applications. Examples of market segments that could benefit from our technology include (but are not limited to) transportation, aerospace, air conditioning and refrigeration, oil and gas production and distribution, power generation, marine, and military markets.

Based upon work performed on concept test stands and prototype models, we believe that the RadMax® technology holds significant potential in a number of applications ranging from improving the efficiency of air conditioning and natural gas distribution systems to transportation locomotion and power generation. In addition to its potential use as prime mover, the RadMax® technology design is being employed in the development of several types of compressors, pumps, and gas expanders.

To date, several prototypes of different RadMax® devices have been tested, Additional prototype development and testing is continuing. We believe that such work will continue until commercially feasible designs are completed. However, there is no assurance at this time that such commercially feasible designs will ever be perfected, or will become profitable. If a commercially feasible design is perfected, we expect to derive revenues from licensing the RadMax® technology. Howerver, there is no assurance at this time that revenues will ever be received from licensing the technology even if it does prove to be commercially feasible.

We believe that multi-markets exist for practical rotary devices which can be produced at competitive prices, and can provide a good combination of energy utilization efficiency, power density and flexibility.

Based on market potential, we believe RadMax® technology is well suited for application to both internal and external combustion engines, pumps, compressors and gas expanders. RadMax® technology can be scaled to most size requirements. This flexibility allows us to consider applications in many large industries and markets.

Products and Projects

RadMax® Engine

We believe that the RadMax® internal combustion engine can achieve improved fuel and mechanical efficiencies when compared to other types of internal combustion engines based on the inherit efficient design and thermodynamic characteristics of the engine. A higher expansion than compression ratio is possible with the RadMax® internal combustion engine resulting in better fuel efficiency.

Various prototype RadMax® engines for both compression-ignition (diesel) and spark-ignition (gasoline) configurations have been built ranging from 10 to over 300 horsepower. Characterized by high torque, compact size, and a high horsepower-to-weight ratio, RadMax® engines are well suited as a prime mover for various transportation, and power generation applications.

Long service life, low power-to-weight ratio, and increasing environmental concerns and regulations are prompting a second look at the viability of gas turbine engines for more mainstream applications. A gas turbine engine’s optimized combustion produces fewer total emissions than internal-combustion engines. However, their lower operating efficiencies and higher operating and capital costs are impediments to their increased use.

A RadMax® external combustion turbine engine incorporating RadMax®’s higher efficiency, positive displacement compressors and gas expanders, coupled with an optimized external combustor, can significantly improve fuel and energy extraction efficiency over existing gas turbine engines. Having true “any fuel” capability, the RadMax® turbine engine would be well suited for hybrid engine and power generation applications.

To bring RadMax® engines from concept to reality, a considerable number of expensive steps and milestones must be achieved before market acceptance. These steps included concepual drawings, prototype development, and testing for critical mechanical, fuel efficiency, and emissions performance. These steps are currently beyond our resource and expertise capabilities, and we are actively seeking co-development partners to move further engine development forward.

RadMax® Pump

The RadMax® positive-displacement pump is an extraordinarily energy efficient pump that pairs the high volume capacity of a positive-displacement pump with the simplicity and cost advantages of a centrifugal pump. Because of its efficient, high-volume output, the RadMax® pump is well suited for fire protection; water and flood control; irrigation; marine; water treatment; oil and gas industry down hole and subsea; industrial processes; heavy industry and construction; and portable pump applications.

The Company has actively pursued the development of the RadMax® pump for various applications with industry manufacturers. Commercialization requires tooling to significantly reduce the cost of the pump in a production environment. Further development of the RadMax® pump is currently on hold until additional end user interest is established.

RadMax® Compressor

The RadMax® positive-displacement compressor acts as both a positive-displacement and a centrifugal compressor, incorporating the advantages of each. Because of its unique design, a RadMax compressor is able to utilize the volumetric energy of a positive-displacement compressor and the kinetic energy of a centrifugal compressor to pressurize a gas. This results in an exceptionally energy efficient device.

Several RadMax® compressor prototype designs have been tested in the past for various automotive air conditioning and commercial applications. Because RadMax® technology allows for efficient higher compression ratios, a new compressor prototype is being designed and built for the next generation of low density refrigerants. Commercialization requires tooling to significantly reduce the cost of the compressor in a production environment. We are currently seeking a co-development partner to further the development of he compressor for specific applications.

RadMax® Rotary Gas Expander

The RadMax® gas expander is a positive-displacement device that is uniquely able to capture both kinetic and pressure-volume energy and convert it to rotational power in gas pressure differential applications. This power can then be used to drive other devices such as compressors and electrical generators. Additional efficiency can be gained by incorporating electric power generation directly into the gas expander.

The RadMax® gas expander is primarily being developed to replace less efficient devices such as air conditioning system free gas expansion valves and mechanical throttling valves which are not able to capture available pressure energy. The RadMax® gas expander is also used as the turbine component in the RadMax® turbine engine.

We are currently designing and building prototype devices targeted for the natural gas distribution and air conditioning industries which can significantly reduce electric power requirements. We will be actively soliciting co-development industry partners later this year to further develop and commercialize these products.

Patents

As at April 30, 2017 and the date of this report, we have the following patents:

●	RA41-001 (CA) – 2,496,157
●	RA41-002 (US) – 7,896,630 B2, and
●	RA41-007 (CA) – 2,672,332

Recent Developments

Since July, 2016 the new management team has reorganized the company and expanded our research efforts with the addition of a director for business development and multiple mechanical and electrical engineers as well as engineers and technicians experienced in oil and gas distribution systems, refrigeration, material sciences, military applications, technical mechanical design and manufacturing.

We purchased all assets of Reg Tech with the issuance of 51,757,119 shares of our common stock, increasing our ownership in the intellectual and marketing rights to the RadMax® technology from US only to worldwide. Reg Tech then distributed all these shares to its shareholders of record as dividends. This consolidation of ownership to the technology better enables the focused research and development efforts.

We have elected to use our wholly owned Washington state based company RadMax Technologies, Inc. as our marketing name and public image.

The asset purchase also resulted in our ownership of 26% of the issued and outstanding common shares of Minewest Silver and Gold Inc. (“Minewest”), a British Columbia company engaged in the business of acquisition and exploration of mineral properties. Minewest owns a 70% interest subject to a 10% Net Profits Interest in mining property in British Columbia. As at the date the asset purchase and the date of this report, Minewest is inactive due to lack of funding.

We have engaged the services of a Spokane, WA patent law firm to assist us manage our growing patent and trademark applications. In addition to our active patents, we are seeking re-assignment to the company of three inactive patents previously miss-assigned, filing two full new patents, multiple provisional patents and working on the basis for others as we ramp up our engineering development program.

The Company’s 375 diesel engine prototype has gone through extensive testing with mechanical and compression results proving the basis of our technology and gives us a high rate of confidence going forward.

We have completed the mechanical design of a demonstration gas expander. Currently we are part way through the assemblage and testing commenced in June 2017. This device will incorporate multiple new engineering designs, mechanisms and improvements resulting from our diesel engine testing program.

Our prototype low density refrigerant compressor has also finished mechanical design with preliminary technical drawings underway. We are awaiting completion of our Expander and funding before further prototype development.

Preliminary design work has been done on a 50 (+-) hp gas engine, however, engineering time and funding are needed before further development.

We have built and successfully tested a miniature fluid pump. Our goal was to test the time, effort and expense of building small scale prototypes in 3-D printed composites. From start of design to finished testing was less than one month.

Other devices are conceptually laid out, but additional engineering and funding are required to move forward.

An additional step up in our prototype development has been the addition of multiple 3-D composite printers, a Vertical C&C metal Milling machine, and access to a full metal machine shop owned by one of our engineers. Producing multiple prototype components as the same time has improved our build time and material component selections.

Our marketing and business development to date has received interest from aerospace companies, international refrigeration manufacturers, major natural gas distribution and utility companies, oil and natural gas service business and others eager to learn of our technology and business opportunities. To date, we have no signed agreements, although we are conducting ongoing discussions with them.

During the year ended April 30, 2017, we constructed our web site http://www.radmaxtech.com, focusing on our new business model and detailing our RadMax Technology and how it applies to multiple industrial demands for efficiency, size, weight, and performance output.

In order to finance the expanded research and development and increasing administrative support, the company has established a Senior Secured Convertible Loan Program. As at April 30, 2017 we have raised $781,635 and settled old debt of $741,941 at a loss of $13,244 with the issuance of the convertible loans. From April 30, 2017 to the date of the report we raised another $757,852 with the issuance of the convertible loans.

Competition and Alternative Technologies

We currently face and will continue to face competition in the future from established companies engaged in the business of developing, manufacturing and marketing related products to our RadMax technology devices. While not a highly competitive businesses in terms of numbers of competitors with comparable devices, the business of developing new technology and attempting to either license or produce them is nonetheless difficult because most existing producers are large, well financed companies which are very concerned about maintaining their market position. Such competitors are already well established in the market and have substantially greater resources than us. For these reasons we are more inclined to licenses our technology rather than be directly engaged in manufacturing. The development of our business and its ability to maintain its competitive and technical position will continue to depend upon our ability to attract and retain qualified scientific, engineering, and managerial personnel.

Our guiding marketing strategy is to develop RadMax® technology products for applications that are either looking for a solution, or where our product offers significant advantages over existing products. We do not wish to develop “me too” products that that will automatically face substantial acceptance and pricing pressure in the marketplace. This strategy implies that our co-development industry partners will most likely be new or smaller, less dominant players in a particular market looking for new products to strengthen their position, rather than a dominant market player.

The RadMax® internal combustion engine faces more competitive obstacles than the RadMax® pump, compressor, and gas expander due to both the size of the market and strength of competing companies, and consumer expectations for reliability, performance, regulation compliance, and low cost. This infers that the technical and economic advantages threshold for RadMax® engines is high and must be met for the engine technology to be successful in the market place.

Except for the Wankel rotary engine built by Mazda of Japan, no competitor, that we are aware of, presently produces in a commercial quantity any rotary engine similar to the engines we are developing. The Wankel rotary engine is similar only in that it is a rotary engine rather than a reciprocating piston engine. Even though RadMax® internal engines may be more fuel efficient, smaller, quieter, and cost less to produce than existing engines, without substantially greater financial resources than is currently available to us. It is very possible that we may not be able to adequately compete in the engine business.

We also believe that strong competition can be expected in the engine market with new patents being taken out by competitors on a continuous basis, and that we may have a time advantage over some of the products in niche markets we may enter. However, there is no way to accurately determine or predict whether this situation is or will continue to be true.

To a somewhat lesser extent, similar competition also exists in the pump, compressor, and gas expander markets which may utilize RadMax® technology in their products. Like engine manufacturers, many of these companies have substantially greater resources for research, development and manufacturing than us. It is possible that our competitors may succeed in developing technologies and products that are more effective or commercially acceptable. However, we believe there are potentially more opportunities in these markets for RadMax®’s technical and efficiency advantages to provide unique and superior solutions for specific applications.

Technology development is taking place on many fronts and competitors may have, unknown to us, a product or products under development which may be technologically superior to ours which may be more acceptable to the market.

Environmental Matters

Laws and regulations relating to protection of the environment have not had a material impact on our business.

Availability of Raw Materials

Since we are not in production and there are no plans at this time for us to enter the actual manufacturing business, raw materials are not of present concern. At this time, however, there does not appear to be any foreseeable problem with obtaining any materials or components, which may be required in the manufacture of its potential products.

Marketing Strategy

We intend to pursue the development of our RadMax® Technology by entering into licensing and/or joint venture arrangements with other larger companies, which have the financial resources to maximize the potential of the technology. We have no current plans to become actively involved in either manufacturing or marketing any device which may ultimately develop to the point of becoming a commercial product.

Our current objective is to complete and test the RadMax® Expander and Compressor. Based on successful testing, the prototypes will be used for presentation purposes to potential license and joint venture partners.

Based on successful testing of the RadMax® prototypes, we expect to have joint venture or license agreements finalized, which would result in royalties to us. However, there is no assurance that the tests will be successful or that we will ever receive any such royalties.

Dependence on Certain Commercial Agreements

We do not have any material agreements upon which we are dependent.

Royalty Payments

No royalties have been awarded in relationship to our currently active patents.

Research and Development

We contract with individuals to perform the research and development work.

Employees

During the year ended April 30, 2017 we did not have any employees; engineering and administrative functions were performed by contractors.

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

We have reported losses in each year since its inception. At April 30, 2017, we had an accumulated deficit of $21,058,170 in accordance with US GAAP. Our history consists almost entirely of development of technologies funded entirely from the sale of our Common Stock or debts from related parties in the absence of revenues. We anticipate that it will continue to incur substantial additional operating losses for at least the next 12 months and expects cumulative losses to increase as our development efforts expand.

Although we anticipate receiving future revenues from licensing of our technology or joint ventures. we have received no revenues from sales of any of the products under development. There can be no assurance as to when or if we will be able to develop significant sources of revenue or whether our operations will become profitable, even if we are able to commercialize any product. See “Operating and Financial Review and Prospects,” and Notes to Financial Statements.

We have no assurance that we will be able to develop a commercially feasible product.

We have no assurance at this time that a commercially feasible design will ever be perfected, or if it is, that it will become profitable. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The RadMax® which we are developing must be technologically superior or at least equal to other devices that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or potential licensees will be able to achieve and maintain end user acceptance of our engine.

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

We have no commercial credit facility or other Industry based committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue our development and operations. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our shareholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds on unattractive terms. Our inability to raise capital would have a material adverse effect on us.

We have a history of losses and expect to incur significant losses for the foreseeable future.

We expect to incur significant losses for the foreseeable future and cannot be certain when or if we will achieve profitability. Failure to become and remain profitable will adversely affect the value of our Common Shares and our ability to raise capital and continue operations.

We have a history of operating losses, and an accumulated deficit, as of April 30, 2017, of $21,058,170. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

Our future revenues and profitability are unpredictable. We currently have no signed contracts that will produce revenue and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

We have no assurance that our products will receive market acceptance.

Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The RadMax® technology which we are developing must be technologically superior or at least equal to other products our competitors offer and must have a competitive price/performance ratio to adequately penetrate our potential markets.

Our officers lack experience to manufacture or market our products.

Assuming we are successful in developing RadMax® devices, we presently have no proven ability either to manufacture them. There is no assurance that we will be able to profitably manufacture and market engines.

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

We are dependent on certain members of our management and engineering staff, the loss of services of one or more of whom could adversely affect our business. The loss of any of these key individuals could hamper the successful development of RadMax® technology. Our present officers and directors have other full or part-time interests unrelated to our business. Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only. We do not have “key man” life insurance on such officers and currently have no plans to obtain such insurance. Our success also depends on our ability to attract and retain additional skilled employees and advisors.

We are dependent upon consultants and outside manufacturing facilities.

Since our present limited financial plans do not provide for an increase in technical staff or the establishment of manufacturing facilities, we will be primarily dependent on others to perform these functions and to provide the requisite expertise and quality control. There is no assurance that such persons or institutions will be available when needed at affordable prices. It will likely cost more to have independent companies do research and manufacturing than for us to handle these resources.

Our business may suffer if we are unable to adequately protect our intellectual property.

Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property. The success of our business depends on our ability to patent all our technology devices. Currently, we have been granted several U.S. Patents. We cannot provide assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

Our devices and planned applications may contain product errors which could adversely affect our operations.

Our planned applications may contain errors or defects, especially when first introduced, or when new versions are released. Our products may not be free from errors after commercial release has occurred. Any errors that are discovered after such commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs and liability claims. Any defects in these products could adversely affect the operation of and market for our products, reduce revenue, increase costs and damage our reputation.

Our competition possesses greater technical resources and market recognition than us and there is no assurance that we will be able to compete effectively with these companies.

While not a highly competitive business in terms of numbers of competitors, the business of developing engines of a new design and attempting to either license or produce them is nonetheless difficult because most producers are large, well financed companies which are very concerned about maintaining their market position. These companies possess greater technical resources and market recognition than us, and have management, financial and other resources not yet available to us. Existing technology are likely to be perceived by many customers as superior or more reliable than any new product until it has been in the marketplace for a period of time. There is no assurance that we will be able to compete effectively with these companies.

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

New technology or refinement of existing technology could render our RadMax Technology products less attractive or obsolete.

New technology or refinement of existing technology could render our products less attractive or obsolete. Our success depends in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and improved devices on a timely basis. There is no assurance that we will be able to do so. Accordingly, if we are unable to adapt to changing technologies and to adapt our product to evolving industry standards, our business will be adversely affected.

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

There is only a limited public market for our common shares on the OTCQB Venture Market and those markets are extremely volatile.

There is only a limited public market for our common shares on the OTCQB Venture Market and there is a risk that a broader or more active public trading market for our common shares will never develop, or be sustained, or that current trading levels will not be sustained.

The market price for our common shares on the OTCQB Venture Market has been and we anticipate will continue to be extremely volatile and subject to significant price and volume fluctuations in response to a variety of external and internal factors. This is especially true with respect to emerging companies such as ours. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions, as well as changes in industry conditions, such as regulatory and environment rules, and announcements of technology innovations or new products by other companies. Examples of internal factors, which can generally be described as factors that are directly related to our consolidated financial condition or results of operations, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our operating performance, advances in technology or other business developments.

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

You will be subject to the penny stock rules to the extent our stock price on the OTCQB Venture Market is less than $5.00.

Since the common shares are not listed on a national stock exchange or quoted on the OTC Market within the United States, trading in the common shares on the OTCQB Venture Market is subject, to the extent the market price for the common shares is less than $5.00 per share, to a number of regulations known as the “penny stock rules”. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

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

ITEM 4. MINESAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common stock which currently trades on the OTCQB Venture Board under the symbol “RGUS” where it has been traded since September 21, 1994. The common stock has traded between $0.01 and $6.75 per share since that date.

The following table sets forth the high and low closing prices for our common stock as reported on the Venture Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

	High $	Low $
Quarter ended April 30, 2015	0.08	0.06
Quarter ended July 31, 2015	0.11	0.07
Quarter ended October 31, 2015	0.15	0.08
Quarter ended January 31, 2016	0.08	0.05
Quarter ended April 30, 2016	0.06	0.02
Quarter ended July 31, 2016	0.02	0.01
Quarter ended October 31, 2016	0.15	0.02
Quarter ended January 31, 2017	0.11	0.05
Quarter ended April 30, 2017	0.25	0.06

The following table shows the high and low closing prices of our stock traded on the OTC Board during the most recent 10 months, for each month as follows:

	High	Low
December, 2016	$0.090	$0.050
January, 2017	$0.100	$0.048
February, 2017	$0.085	$0.060
March, 2017	$0.090	$0.070
April, 2017	$0.250	$0.080
May, 2017	$0.121	$0.190
June, 2017	$0.200	$0.151
July, 2017	$0.190	$0.151
August, 2017	$0.190	$0.140
September, 2017	$0.200	$0.130

Holders

As of October 31, 2017, there were 84,986,959 shares of common stock outstanding, held by 804 shareholders of record. 827,731 shares of common stock were held by Rand Energy Group Inc., the Company’s 51% owned subsidiary.

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

The Company is authorized to issue up to 150,000,000 shares of common stock, without par value. Each share of Common Stock is entitled to one vote on all matters submitted for shareholder approval.

Recent Sales of Unregistered Securities

During the year ended April 30, 2017, the Company issued 51,757,119 unregistered common shares of our common stock as consideration for the asset purchase agreement with Reg Tech. The shares were distributed to Reg Tech shareholders of record as dividend.

During the year ended April 30, 2017, 314,050 shares of our unregistered common stock were issued for conversion of convertible promissory note of $30,000 and its accrued interest of $1,405 at $0.10 per share.

During May, 2017, 155,000 shares of our unresigtered common stock were issued for options exercised at $0.10 per share.

During June, 2017, 350,000 shares of our unresigtered common stock were issued to directors and officers of the Company.

From June to September, 2017, 55,892 and 403,323 shares of the Company’s common stock were issued for convertible promissory notes at $0.08 and $0.10 per share respectively.

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

Plan of Operations

We are a company engaged in the business of developing and commercially exploiting an improved axial vane type rotary technology known as RadMax®.

Our early engineering and development work have not yet produced revenues and we have a working capital deficit. We have incurred net losses to April 30, 2017 totaling $$21,058,170 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2017, we had working capital deficiency of $220,721. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional funds or develop a market for our products.

Results of Operations

Results of operations for the year ended April 30, 2017 compared to the year ended April 30, 2016

The asset purchase agreement with Reg Tech closed on February 17, 2017 is accounted for as reverse merger recapitalization with Reg Tech considered to be the accounting acquirer. In accordance with reverse merger accounting, results of operations include those of Reg Tech from May 1, 2016 to February 17, 2017 and those of REGI US from February 18, 2017 to April 30, 2017, the prior year results of operations are those of Reg Tech.

Upon the new management’s reorganization efforts starting from the second half of July, 2016 the Company expanded its research and development efforts and the administrative support with the increased success in financing the required expenditures. As a result, research and development expenses increased from $41,037 in 2016 to $136,168 in 2017, and general and administrative expenses increased from $108,424 in 2016 to $158,135 in 2017.

During the year ended April 30, 2017 we raised $781,635 and settled debt of $741,941 with related parties at a loss of $13,244 with the issuance of secured convertible loans, for which we recorded interest expense of $16,312 from February 17, 2017 to April 30, 2017. From February 17, 2017 to April 30, 2017 we also recorded interest expense of $360 on a promissory note issued by REGI to Terryl Resources Corp. during the year ended April 30, 2012. During the year ended April 30 2016 Reg Tech recorded gain on debt settlement of $5,007 and recorded the impairment of receivable from REGI of $1,107,570 because in fiscal 2016 there was no certainty of collecting the amount from REGI.

Our basic and diluted loss per share was $0.01 for 2017 and $0.03 for 2016.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended April 30, 2017, we financed our operations through the issuances of Senior Secured Convertible Loans.

The total amount owed to related parties is $77,560 representing 26.07% of our current liabilities as of April 30, 2017. This funding was necessary with a downturn in the financial market to complete the RadMax® engine and place the Company in a position to attain future profit.

The balances owed to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

As of April 30, 2017, we had a working capital deficiency of $220,721. We will raise additional funds from equity and debt financing.

The audited consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 3 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

We anticipate that our cash requirements for the fiscal year ending April 30, 2018 will be around $1,500,000.

Research and development costs are identified as Engineer design, prototype fabrication, and labor expense, and are estimated to be $650,00 over the next 6 months.

Off-Balance Sheet Arrangements

As of April 30, 2017 and the date of this report, we have had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

The following consolidated financial statements are filed as part of this annual report:

–	Reports of Independent Registered Public Accounting Firms	F-1

–	Consolidated Balance Sheets as of April 30, 2017 and 2016	F-3

–	Consolidated Statements of Operations and Comprehensive Loss for the Years Ended April 30, 2017 and 2016	F-4

–	Consolidated Statements of Stockholders’ Deficit for the Years Ended April 30, 2017 and 2016	F-5

–	Consolidated Statements of Cash Flows for the Years Ended April 30, 2017 and 2016	F-6

–	Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

REGI U.S., Inc.

Spokane, WA

We have audited the accompanying consolidated balance sheet of REGI U.S., Inc and its subsidiaries (collectively, the “Company”) as of April 30, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REGI U.S., Inc. and its subsidiaries as of April 30, 2017, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 31, 2017

UNIT 114B (2nd Floor) – 8988 FRASERTON COURT BURNABY, BC V5J 5H8 T: 604.239.0868
F: 604.239.0866	A CHAN AND COMPANY LLP CHARTERED PROFESSIONAL ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	the Board of Directors and Stockholders of
Reg Technologies Inc.

We have audited the accompanying consolidated balance sheets of Reg Technologies Inc. (the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended April 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audits provide a reasonable basis for my opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2016 and 2015, and the results of its operations and its cash flows for the years ended April 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Professional Accountants

Burnaby, British Columbia

August 18, 2017

REGI U.S., Inc.

Consolidated Balance Sheets

	April 30, 2017 $	April 30, 2016 $
ASSETS

Current Assets:
Cash and cash equivalent	67,818	43
Taxes receivable	-	2,465
Prepaid expenses	8,987	-
Total current assets	76,805	2,508

Furniture and equipment, net	14,279	-
Total Assets	91,084	2,508
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	219,966	115,811
Due to related parties	77,560	97,746
Total current liabilities	297,526	213,557

Long-term Liabilities:
Convertible promissory notes, net of unamortized discount of $12,944	636,539	-
Convertible promissory notes – related parties, net of unamortized discount of $9,888	877,449	-
Total long-term liabilities	1,513,988	-
Total liabilities	1,811,514	213,557

Stockholders’ Deficit:
Common stock, 150,000,000 shares authorized, no par value, 84,850,475 and 51,757,119 shares issued, respectively 84,022,744 and 51,757,119 shares outstanding, respectively	19,641,632	20,835,112
Accumulated deficit	(21,058,170)	(20,733,958)
Accumulated other comprehensive loss	(358,675)	(337,621)
Total REGI U.S., Inc. stockholders’ deficit	(1,775,213)	(236,467)
Non-controlling interest	54,783	25,418
Total stockholders’ deficit	(1,720,430)	(211,049)

Total Liabilities and Stockholders’ Deficit	91,084	2,508

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended April 30, 2017 $	Year Ended April 30, 2016 $

Operating Expenses:
General and administration	158,135	108,424
Research and development	136,168	41,037
Loss from operations	(294,303)	(149,461)

Other income (expense):
Interest income	-	231
Interest expense	(16,672)	-
Gain (loss) on settlement of debt	(13,244)	5,007
Write-off of receivable from REGI US	-	(1,107,570)
Total other income (expense)	(29,916)	(1,102,332)

Net loss before non-controlling interest	(324,219)	(1,251,793)
Net (income) loss attributable to non-controlling interest	7	(9,600)
Net loss attributable to REGI U.S., Inc.	(324,212)	(1,261,393)

Loss per share – basic and diluted	(0.01)	(0.03)

Weighted average number of common shares outstanding – basic and diluted	58,080,545	49,329,670

Comprehensive loss:
Net loss	(324,219)	(1,251,793)
Translation adjustments	8,318	(106,183)
Comprehensive loss	(315,901)	(1,357,976)
Comprehensive income attributable to non-controlling interest	(29,365)	(15,036)
Comprehensive loss attributable to REGI U.S., Inc.	(345,266)	(1,373,012)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

	Year ended	Year Ended
	April 30, 2017	April 30, 2016
	$	$
Cash flows from operating activities
Net loss	(324,219)	(1,251,793)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization of debt discount	773	-
Loss (gain) on debt settlement	13,244	(5,007)
Unrealized loss on foreign exchange	-	6,772
Depreciation expense	1,198	-
Service settled with promissory notes	38,442	-
Service settled with promissory notes – related party	40,000	-
Write-off of receivable from REGI US	-	1,107,569
Changes in non-cash working capital items:
Taxes receivable	(396)	(951)
Prepaid expenses	(6,987)	20,081
Accounts payable and accrued liabilities	(21,886)	21,791
Due to related parties	50,535	73,495
Net cash used in operating activities	(209,296)	(28,043)
Cash flows from investing activities
Cash received from reverse merger	10,753	-
Advances to REGI	-	(105,141)
Net cash provided by (used in) investing activities	10,753	(105,141)
Cash flows from financing activities
Issuance of convertible promissory notes	258,000	-
Net cash provided by financing activities	258,000	-
Foreign exchange effect	8,318	(12,243)
Increase (decrease) in cash	67,775	(145,427)
Cash and cash equivalent, beginning	43	145,470
Cash and cash equivalent, ending	67,818	43
Non-cash items
Discount on convertible promissory notes for beneficial conversion features	18,872	-
Related party debt settled with convertible promissory notes	741,941	-
Shares issued for note conversion	31,405	-
Reverse merger recapitalization	1,254,510	-
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Stockholders’ Deficit

	Common Shares	Treasury Shares	Capital	Deficit	Accumulated Other Comprehensive income	Total Stockholders’ equity (deficit)	Non-controlling Interest	Total Equity (Deficit)
	#	#	$	$	$	$	$	$
Balance – April 30, 2015	51,757,119	–	20,835,112	(19,472,565)	(226,003)	1,136,544	10,382	1,146,926
Net comprehensive income (loss)	–	–	–	(1,261,393)	(111,618)	(1,373,011)	15,036	(1,357,975)
Balance – April 30, 2016	51,757,119	–	20,835,112	(20,733,958)	(337,621)	(236,467)	25,418	(211,049)
Foreign currency translation		–			(21,054)	(21,054)	29,372	8,318
Recapitalization adjustment	32,779,306	(827,731)	(1,243,757)	-	-	(1,243,757)	-	(1,243,757)
Shares issued for debt conversion	314,050	–	31,405	-	-	31,405	-	31,405
Beneficial conversion feature	-	–	18,872	-	-	18,872	-	18,872
Net loss	-	–	-	(324,212)	-	(324,212)	(7)	(324,219)
Balance – April 30, 2017	84,850,475	(827,731)	19,641,632	(21,058,170)	(358,675)	(1,775,213)	54,783	(1,720,430)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business

REGI U.S., Inc. (“we”, “our”, the “Company”, “REGI”) has been engaged in the business of developing and building improved axial vane-type rotary devices for civilian, commercial and government applications with the marketing and intellectual rights in the U.S. Effective February 17, 2017 REGI purchased the worldwide marketing and intellectual rights, other than in the U.S., from Reg Technologies, Inc. (“Reg Tech”), a British Columbia company. No revenue has been derived to date and REGI’s planned principal operations have not commenced.

REGI formed a wholly-owned subsidiary, Rad Max Technologies, Inc., on April 10, 2007 in the State of Washington.

Effective February 17, 2017 REGI purchased all of Reg Tech’s assets including all rights to the technology with the issuance of 51,757,119 shares of REGI’s common stock.

Asset Purchase Agreement

On September 16, 2016, REGI entered into an asset purchase agreement (the “APA”) with Reg Tech, a public company whose common stock was listed on TSX Venture Exchange to purchase all of the assets of Reg Tech, a company with a common director and CEO with REGI with the issuance of 46,173,916 unregistered common shares of our Company. The APA was amended on February 14, 2017 to increase the consideration shares to an aggregate of 51,757,119 unregistered common shares of our Company and to amend the list of the assets purchased. The shares are issued as of the date of this report. The Amended APA is attached as an exhibit to this report. The transaction was closed on February 17, 2017 upon TSX Venture Exchange approval.

The transaction is accounted for as a reverse merger recapitalization wherein Reg Tech is considered to be the accounting acquirer. The prior year results of operations and cash flows are those of Reg Tech for all periods presented.

Upon closing of the asset purchase agreement, all assets of Reg Tech except GST receivable were transferred from Reg Tech to REGI. In addition, upon closing of the APA, all assets, liabilities, and equity instruments of REGI were incorporated into the surviving company. The net adjustment to additional paid in capital for the asset purchase was a decrease of $1,243,757. The net cash received from the reverse merger was $10,753.

The following table summarizes the assets and liabilities of REGI U.S. on February 17, 2017:

Cash	$10,753
Prepaid	2,000
Furniture and equipment, net	15,477
Accounts payable and accrued liabilities	(217,043)
Due to related parties	(843,703)
Convertible promissory notes	(351,586)
Convertible promissory notes – related parties	(118,874)
Net assets	$(1,502,976)

The following table summarizes the assets and liabilities of Reg Tech on February 17, 2017 that were not assumed in the transaction:

Accounts payable and accrued liabilities	$(86,736)
Due to related parties	(172,483)
Net Liabilities	$(259,219)

2.	Significant Accounting Policies

Principles of consolidation

These financial statements include the accounts of the Company, its wholly owned subsidiary RadMax Technologies, Inc., and its 51% owned subsidiary Rand Energy Group Inc. (“Rand”), which ownership was purchased from Reg Tech effective February 17, 2017.

All significant inter-company balances and transactions have been eliminated upon consolidation.

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles.

Investment in associates

Investments in which the Company has the ability to exert significant influence but does not have control are accounted for using the equity method whereby the original cost of the investment is adjusted annually for the Company’s share of earnings, losses and dividends during the current year.

As part of the APA the Company purchased from Reg Tech and owns 26.1% of equity interest in Minewest Silver and Gold Inc. (“Minewest”), a British Columbia company. Minewest owns a 70% interest subject to a 10% Net Profits Interest in mining property in British Columbia. As at the date of the asset purchase and the date of this report, Minewest is inactive due to lack of funding. As a result, the assets were impaired and no transactions are recorded for Minewest during the year ended April 30, 2017.

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

Depreciation of property and equipment is calculated using the straight-line method to write off the cost, net of any estimated residual value, over their estimated useful lives of the assets as follows: Office equipment 5 years and electronic equipment 2 years. Depreciation of office equipment is included in general and administrative expenses; Depreciation of research equipment is included in research and development expense. During the year ended April 30, 2017 depreciation of $1,198 was recorded on the research equipment.

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, amounts due to related parties and accounts payable approximate their fair values because of the short-term maturity of these financial instruments.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit Risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

Currency Risk

The Company’s functional currency is the Canadian dollar for Reg Tech and US dollar for REGI and the reporting currency is the US dollar.

Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in US dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

For reporting purposes assets and liabilities with Canadian dollar as functional currency are translated into US dollar at the period end rates of exchange, and the results of the operations are translated at average rates of exchange for the period. The resulting translation adjustments are included in accumulated other comprehensive income in shareholders’ equity.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock-based compensation

The Company accounts for stock based compensation in accordance with FASB ASC 718 which establishes the accounting treatment for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of FASB ASC 718, share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). The Company accounts for share-based payments to non-employees in accordance with FASB ASC 505-50.

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

Related Parties

In accordance with ASC 850 “Related Party Disclosure”, a party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Going Concern

The Company incurred net losses of $324,219 for the year ended April 30, 2017 and has a working capital deficit of $220,721 and an accumulated deficit of $21,058,170 at April 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of April 30, 2017 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company also receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. There is no assurance that any of these activities will be successful. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.

4.	Secured Convertible Promissory Notes

As of April 30, 2017, REGI has outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $877,449 (net of unamortized discount of $9,888) issued to related parties and $636,539 (net of unamortized discount of $12,944) issued to non-related parties. As of February 17, 2017, REGI has outstanding senior secured convertible promissory notes of $118,874 (net of unamortized discount of $3,278) issued to related parties and $351,586 (net of unamortized discount of $1,455) issued to non-related parties. During the period from February 17, 2017 to April 30, 2017, the Company issued convertible notes for cash proceeds of $258,000, services debt provided by non-related parties for $38,442, service debt provided by related parties for $40,000 and recorded loss on settlement of debt for $13,244 as $741,941 of related payables are settled for $755,185 of convertible notes. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. As of April 30, 2017, $755,185, $15,500, $573,635, $60,000 and $132,500 of the promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.755, $0.12, $0.10, $0.09 and $0.08 per share respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

The Company determined that the conversion option was subject to a beneficial conversion feature and recorded a total beneficial conversion feature of $18,872, and amortization of the beneficial conversion feature of $773 as interest expense from February 18, 2017 to April 30, 2017.

5.	Related Parties

Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the directors and officers and a former director of REGI and companies controlled or significantly influenced by these parties. As of April 30, 2017, there was $77,560 due to related parties. As of April 30, 2016, there was $97,746 due to related parties.

6.	Stockholders’ Equity

a)	Common Stock

On January 6, 2017, the Company’s annual and special meeting of stockholders approved the amendment to the Company’s articles that increased the authorized common shares from 100,000,000 to 150,000,000.

On September 16, 2016, the Company entered into the APA with Reg Tech to purchase all of the assets of Reg Tech. An aggregate of 51,757,119 unregistered common shares of our company were issued as consideration for the asset purchase.

During the year ended April 30, 2017 related party convertible promissory note of $30,000 and its accrued interest of $1,405 were converted into 314,050 shares REGI’s common stock at $0.10 per share.

Treasury Shares

At April 30, 2017, Rand Energy owned 827,731 shares of the Company’s common stock which have been deducted from the total shares outstanding.

There was no common stock transaction during the year ended April 30, 2016.

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
3,700,000

On January 1, 2017, REGI granted an aggregate of 3,500,000 common stock options for services. These options vest upon grant, expire on January 1, 2022 and are exercisable at the following prices:

Options	Exercise price
2,500,000	$0.10
300,000	$0.20
300,000	$0.35
300,000	$0.50
100,000	$0.75
3,500,000

A summary of REGI’s stock option activities for the years ended April 30, 2017 and 2016 are as follows:

	Year Ended		Year Ended
	April 30, 2017		April 30, 2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	1,938,000	$0.15	2,488,000	$0.15
Granted	7,200,000	0.36	-	-
Expired	-	-	(50,000)	0.10
Forfeited	-	-	(500,000)	0.17
Outstanding at end of period	9,138,000	0.31	1,938,000	0.15
Exercisable at end of period	7,684,500	$0.34	484,500	$0.15

The weighted average remaining contractual life of the options was 3.61 and 1.5 years at April 30, 2017 and 2016 respectively.

At April 30, 2017, the Company had $28,740 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods. The intrinsic value of “in the money” exercisable options at April 30, 2017 and April 30, 2016 was $145,580 and $Nil, respectively.

A summary of REGI’s common stock warrant activity for the years ended April 30, 2017 and April 30, 2016 is as follows:

	Year Ended		Year Ended
	April 30, 2017		April 30, 2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	200,000	$0.25	1,709,333	$0.19
Expired	(200,000)	0.25	(1,509,333)	0.19
Outstanding at end of period	0	0.25	200,000	0.25
Exercisable at end of period	0	$0.25	200,000	$0.25

At April 30, 2017, there were no warrants outstanding. At April 30, 2016, the weighted average remaining contractual life of the outstanding warrants was 0.85 years. The intrinsic value of “in the money” exercisable warrants at April 30, 2017 and April 30, 2016 was $Nil and $Nil, respectively.

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

8.	Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During the post-reverse merger period of February 18, 2017 through April 30, 2017, the Company incurred a net loss, and, therefore, had no tax liability. The cumulative net operating loss carry-forward is approximately $267,672 for the year ended April 2017 and will begin expiring in 2037. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The $267,672 estimate of net operating loss carry- forward is calculated after we consider the effect of Section 382.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

The composition of REGI’s deferred tax assets at April 30, 2017 and 2016 is as follows:

	April 30,
	2017	2016

Net operating loss carry forward	$267,672	$-

Deferred tax asset	$93,685	$-
Less: Valuation allowance	(93,685)	-

Net deferred tax asset	$-	$-

9.	Subsequent Event

Subsequent to April 30, 2017, convertible loans of $757,852 were issued. The convertible notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. $717,852 and $40,000 of the promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.10 and $0.12 per share respectively.

During May 2017, 155,000 shares were issued for options exercised at $0.10 per share.

During June 2017, 350,000 shares were issued to directors and officers of the Company.

From June to September 2017, 55,892 and 403,323 shares of the Company’s common stock were issued for convertible promissory notes at $0.08 and $0.10 per share respectively, and $8,652 was repaid for convertible loan redemption.

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

Based upon that evaluation, management has concluded that our current disclosure controls and procedures were not effective as of April 30, 2017. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below. Management anticipates that disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our Company intends to remediate the weaknesses as set out below:

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 edition), to evaluate the effectiveness of our internal control over financial reporting.

Based on this assessment the management concludes that our internal control system is ineffective and material weakness are noted due to lack of segregation of duties. There is also a lack of control processes in place which provide for multiple levels of supervision and review in key areas.

(c)       Changes in Internal Control over Financial Reporting

During the year ended April 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and position of each of our Executive Officers and Directors:

Name	Position
Paul Chute	Director, President and Chief Executive Officer
Paul Porter	Director and VP Engineering
Jin Liu	Director
Shaojun Zhang	Director
Susanne Robertson	Director
Victoria Huang	Chief Financial Officer

Business Experience, Principal Occupation of Directors and Family Relationships

The following individuals served as directors and executive officers of our company during the year ended April 30, 2017.

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

Victoria Huang – Chief Financial Officer

Ms. Huang was appointed the Chief Financial Officer on July 17, 2016. Ms. Huang is a chartered accountant of British Columbia and has her First Class Honours Degree in Finance and Accounting. Ms. Huang was an auditor of Canadian and US public companies and has been a consultant for the Company since 2010. Ms. Huang expects to devote 40% of her time to the operations of the Company.

Susanne M. Robertson – Director, former Chief Financial Officer

Mrs. Robertson was appointed a director of our company since January 6, 2017. She was a director of Reg Tech. She is also a director of Linux Gold Corp., Minewest Silver and Gold Inc. and Teryl Resources Corp. Mrs. Robertson resigned as the Chief Financial Officer on July 17, 2016.

Jina Liu - Director

Ms. Liu was appointed as a director of the Company on January 6, 2017. She is currently the President of Canada-China Federation of Entrepreneurs. Canada-China Federation of Entrepreneurs is mainly focused on building bridges for cooperation and communication for both Chinese and Canadian entrepreneurs, contributing to the promotion of Canada-China economic cooperation and development. Previously, Ms. Liu served as the Executive President of SinoCann Entrepreneurs Association, the Vice President of Canada China Environmental Technology Development Association, and the Honorary President of Canada & China Association of Educators.

Mr. Shaojun Zhang - Director

Mr. Zhang was appointed as a director of the Company on January 6, 2017. Mr. Zhang has been the Chairman of China Zhongling Hangke New Energy Group Limited (“Zhongling”) since February 2012. Zhongling is an organization engaged in research and development of new energy solutions. Prior thereto, Mr. Zhang was the CEO of the Natural Brand Strategy Network, based in Beijing, China, from January 2007. From January 2003 to January 2007, Mr. Zhang was the President of Jun Xin Mining Group based in Guangxi, China.

John G. Robertson – Director and CEO and President, resigned on July 17, 2016

James L. Vandeberg – Director, resigned on August 2, 2016

Thomas Robertson, - Directors, directorship terminated on January 6, 2017

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

During the Company’s last completed financial year ended April 30, 2017, the Company had two Named Executive Officers: Mr. Paul Chute, CEO and Ms. Victoria Huang, CFO.

The following table (presented in accordance with Item 402 of Regulation S-K – Executive Compensation) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2017, 2016 and 2015 (to the extent required by the Regulations) in respect of the Named Executive Officers:

						Non-equity incentive
						plan compensation
						Annual	Long-
Name and	Year			Share-	Option-	incen-	term		All other	Total
Principal	Ended			based	Based	tive	incentive	Pension	Compen-	compens
Position	April 30	Salary	Bonus	Awards	Awards	plans	plans	value	sation	ation
		($)	($)	($)	($)(6)	($)	($)	($)	($)(2)	($)
Paul,	2017	82,000	Nil	Nil	58,194	Nil	Nil	Nil	Nil	140,194
Chute	2016	NA	NA	NA	NA	NA	NA	NA	NA	NA
CEO(1)	2015	NA	NA	NA	NA	NA	NA	NA	NA	NA

Victoria	2017	62,000	Nil	Nil	29,259	Nil	Nil	Nil	Nil	91,259
Huang CEO	2016	NA	NA	NA	NA	NA	NA	NA	NA	NA
	2015	NA	NA	NA	NA	NA	NA	NA	NA	NA

John G.	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robertson,	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	22,500	22,500
CEO(2)(3)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	30,000	30,000

James Vandeberg	2017	NA	NA	NA	NA	NA	NA	NA	NA	NA
Former	2016	NA	NA	NA	NA	NA	NA	NA	NA	NA
CFO(4)	2015	Nil	Nil	Nil	Nil	NA	NA	NA	NA	NA

Susanne Robertson,	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CFO(5)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Paul Chute is also a director and did not receive compensation in that capacity.
(2)	Mr. Robertson was also a director and did not receive compensation in that capacity.
(3)	Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, accrued $2,500 per month for management services until January 31, 2016. Mr. Robertson was a trustee of the Robertson Family Trust.
(4)	Mr. Vandeberg resigned as the CFO of the Company on November 11, 2014. He was also a director until August 2, 2016 and did not receive compensation in that capacity.
(5)	Mrs. Robertson was appointed as the CFO of the Company on November 11, 2014 and resigned on July 17, 2016.
(6)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Narrative Discussion

The Company does not have a share-based award plan other than the stock option plan referred to above. The Company also does not have a pension plan or a long term incentive plan. Other than John Robertson, as described below in the Narrative Description – Directors reported in the Directors’ Compensation table below, no directors, who were not NEO’s of the Company were compensated during the financial year ended April 30, 2017 for services in their capacity as directors.

A management fee was payable, but accrued to Access Information Inc., a company controlled by Mr. Robertson. Other than as herein set forth, the Company did not pay any compensation to its directors or Named Executive Officers.

Employment Contracts and Termination of Employment

In Accordance with Mr. Paul Chute’s management agreement with the Company, Mr. Chute received $7,000 per month from July 1 to December 31, 2016 and $10,000 per month from January 1 to April 30, 2017.

In Accordance with Ms. Victoria Huang’s management agreement with the Company, Ms. Huang received $5,000 per month from July 1 to December 31, 2016 and $8,000 per month from January 1 to April 30, 2017.

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

The following table sets out the option-based awards that were outstanding as at April 30, 2017:

	Option-based Awards				Stock-based Awards
					Number of
	Number of				shares or	Market or
	securities			Value of	units of	payout value of
	underlying	Option		unexercised	shares	share-based
	unexercised	exercise	Option	in-the-money	that have	awards that
Name	options	price	expiration date	options	not vested	have not vested
	(#)	($)		($)	(#)	($)
Paul	150,000	$0.10	All expire on	6,000	Nil	Nil
Chute	150,000	$0.20	July 20, 2021	Nil	Nil	Nil
	125,000	$0.35		Nil	Nil	Nil
	125,000	$0.50		Nil	Nil	Nil
	100,000	$0.75		Nil	Nil	Nil
	100,000	$1.00		Nil	Nil	Nil
	125,000	$1.25		Nil	Nil	Nil
	125,000	$1.50		Nil	Nil	Nil
Victoria	$0.10	$0.10	All expire on	4,000	Nil	Nil
Huang	$0.20	$0.20	July 20, 2021	Nil	Nil	Nil
	$0.35	$0.35		Nil	Nil	Nil
	$0.50	$0.50		Nil	Nil	Nil
	$0.75	$0.75		Nil	Nil	Nil
	$1.00	$1.00		Nil	Nil	Nil

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

DIRECTOR COMPENSATION

Director Compensation Table

The following table sets forth all compensation provided to the directors for the year ended April 30, 2017.

			Share-	Option-	Annual	Long-term
	Year		based	Based	incentive	incen-tive	Pension	All other	Total
	Ended	Salary	Awards	Awards	plans	plans	value	compensation	compensation
Name	30-Apr	($)	($)	($) (6)	($)	($)	($)	($)	($)
	2017	Nil	Nil	58,194	Nil	Nil	Nil	Nil	58,194
Paul Porter (4) (5)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2015	NA	NA	NA	NA	NA	NA	NA	NA

	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Chute	2016	NA	NA	NA	NA	NA	NA	NA	NA
	2015	NA	NA	NA	NA	NA	NA	NA	NA

	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Susanne Robertson	2016	NA	NA	NA	NA	NA	NA	NA	NA
	2015	NA	NA	NA	NA	NA	NA	NA	NA

	2017	Nil	Nil	19,561	Nil	Nil	Nil	Nil	19,561
Jina Liu	2016	NA	NA	NA	NA	NA	NA	NA	NA
	2015	NA	NA	NA	NA	NA	NA	NA	NA

	2017	Nil	Nil	88,025	Nil	Nil	Nil	Nil	88,025
Shaojun Zhang	2016	NA	NA	NA	NA	NA	NA	NA	NA
	2015	NA	NA	NA	NA	NA	NA	NA	NA

	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John G. Robertson,	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO(1)(2)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
James Vandeberg,	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CFO(3)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

The Company does not have a share-based award plan for the directors other than the stock option plan, details of which are provided below under Outstanding Option-Based Awards, Share- Based Awards and Non-equity Incentive Plan Compensation. The Company also does not have a pension plan or a non-equity incentive plan for its directors.

(1)	Mr. Porter provides research and development services for the Company and receives consulting fees in that capacity.

(2)	Mr. Chute is also the CEO of the Company and receives compensation in that capacity. See “Executive Compensation”

(3)	Mr. Robertson and Mr. Vandeger were also NEO’s of the Company. See “Executive Compensation”.

(4)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

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

Other than as described above, no directors of the Company were compensated by the Company during the financial year ended April 30, 2017 for services as consultants or experts.

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

Directors generally receive a grant of stock options upon their appointment.

The following table shows at April 30, 2017 the options held by the directors and former directors who served during the year ended April 30, 2017:

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested** ($)
John G. Robertson	500,000	$0.20	April 11, 2018	Nil	375,000	Nil

James Vandeberg	200,000	$0.20	April 11, 2018	Nil	150,000	Nil

	55,000	$0.10	April 11, 2018	$2,200	Nil	Nil
	150,000	$0.10	July 20, 2021	$6,000	Nil	Nil
	150,000	$0.20	July 20, 2021	Nil	Nil	Nil
	125,000	$0.35	July 20, 2021	Nil	Nil	Nil
Paul Porter	125,000	$0.50	July 20, 2021	Nil	Nil	Nil
	100,000	$0.75	July 20, 2021	Nil	Nil	Nil
	100,000	$1.00	July 20, 2021	Nil	Nil	Nil
	125,000	$1.25	July 20, 2021	Nil	Nil	Nil
	125,000	$1.50	July 20, 2021	Nil	Nil	Nil

Jina Liu	400,000	$0.10	January 1, 2022	$16,000	Nil	Nil

Shaojun Zhang	1,800,000	$0.10	January 1, 2022	$72,000	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2017.

	Number of securities		Number of securities
	to be issued upon		remaining available
	exercise of	Weighted-average	for future issuance
	outstanding options,	exercise price of	under equity
Plan Category	warrants and rights	outstanding options	compensation plans

Equity compensation plans approved by security holders:
1993 Stock Option Plan (as amended December 5, 2000) and 2007 Stock Option Plan	1,938,000	$0.15	2,562,000
2016 Stock Option Plan	7,200,000	$0.36	Nil
Equity compensation plans not approved by security holders	N/A	N/A	N/A

The Company had a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved April 30, 1993 and amended December 5, 2000. On April 12, 2007 the Company approved the 2007 Stock Option Plan to issue up to 2,000,000 shares to certain key directors and employees. Pursuant to the Plans, the Company has granted stock options to certain directors, consultants and employees.

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

All options granted by the Company under the 2007 Plan have the following exercise schedule:

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

On August 12, 2016, the Company approved the 2016 Stock Option Plan to issue up to 5,000,000 shares to certain key directors and employees. Pursuant to the Plans, the Company has granted stock options to certain directors, consultants and employees. This Stock Option Plan was amended to issue up to 8,000,000 shares.

All options granted by the Company under the 2016 Plan vested immediately.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 31, 2017, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of Shares Owned
Susanne Robertson, Director	10,004,312	11.66%
Shaojun Zhang, Director	10,890,000	12.69%
Paul Chute, Director and CEO	1,586,107	1.85%
Paul Porter, Director	387,763	0.45%
Victoria Huang, CFO	25,100	0.03%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP	22,893,282	26.68%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related parties

On September 16, 2016, REGI entered into an asset purchase agreement (the “APA”) with Reg Tech, a public company whose common stock was listed on TSX Venture Exchange to purchase all of the assets of Reg Tech, a company with a common director and CEO with REGI. An aggregate of 51,757,119 unregistered common shares of our company were issued as consideration for the asset purchase. The transaction was closed on February 17, 2017 upon TSX Venture Exchange approval.

Upon closing of the asset purchase agreement, all assets of Reg Tech except GST receivable were transferred from Reg Tech to REGI. In addition, upon closing of the APA, all assets, liabilities, and equity instruments of REGI were incorporated into the surviving company. The net adjustment to additional paid in capital for the asset purchase was a decrease of $1,243,757. The net cash received from the reverse merger was $10,753.

Related Party Transactions for the Year Ended April 30, 2017

We entered into the following contracts with related parties. Related parties consist of companies controlled or significantly influenced by the Officers of the Company.

On March 31, 1994, we entered into a management agreement with Access Information Services, Inc., a Washington corporation, which is owned and controlled by the Robertson Family Trust. A management fee of $2,500 per month is accrued for the provision of certain management, administrative, and financial services. The agreement was terminated upon Mr. John Robertson’s resignation as the CEO and director of the Company. $22,500 were accrued for the year ended April 30, 2017.

Related party transactions incurred during the normal course of the Company’s operations and are measured at the exchange amount, which is the amount agreed between the related parties.

During the year ended April 30, 2017 changes to the amounts owed to/by related parties are as follows:

	April 30, 2016	(Repayment)/	April 30, 2017
		Loan in Year
	$	$	$
Due to Minewest	2,937	4,780	7,717
Due to Linux Gold Corp.	(191)	-	(191)
Due to IAS Energy, Inc.	7,431	-	7,431
Due to Reg Technologies and its subsidiary Rand Energy Group Inc.	1,201,622	(1,201,622)	-
Due to SMR Investments Ltd.	58,637	(58,637)	-
Due to John Robertson	64,268	(64,268)	-
Due to Information Highway Inc.	18,792	-	18,792
Due to JGR Petroleum	105,947	(105,947)	-
Due to KLR Petroleum Inc.	13,244	(13,244)	-
Due to Teryl Resources Corp.	27,890	1,440	29,330
Due to Access Information Inc.	291,328	(291,328)	-
Due to Rainbow Networks	21,000	(21,000)	-
Due to Imaging Tech	69,900	(69,900)	-
Due to Paul Porter	34,071	(28,975)	5,096
Due to Paul Chute	-	(380)	(380)
Due to Victoria Huang	-	9,765	9,765
	1,916,876	(1,839,316)	77,560

Related parties are the officers of the Company, companies with common directors or owners, and companies indirectly controlled by directors or officers of the Company.

We do not have written agreements relating to related party advances. The balances are non-interest bearing, unsecured and due on demand per verbal agreements with these related parties.

Director Independence

Our common stock is traded on the OTC Market.. A director is not considered to be independent if he or she is also an executive officer or employee of the company. The majority of the members of our board of directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, MaloneBailey LLP, Certified Public Accountants during fiscal 2017 and 2016:

Type of Services Rendered	2017	2016

(a) Audit and Quarter Review Fees	$44,100	14,800

(b) Audit-Related Fees	$-	$-

(c) Tax Fees	$-	$-

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

Audit Fees

The aggregate fees billed by MaloneBailey LLP, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2017 and 2016, were $44,100 and $14,800 respectively.

All Other Fees

For the fiscal years ended April 30, 2017 and 2016, the aggregate fees billed by MaloneBailey LLP, Certified Public Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-laws	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
3.5	Articles of Amendment Increasing Authorized Capital to 100,000,000 May 2007	(8)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between REGI U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between REGI U.S. and ColTec, Inc.	(3)
10.3	Agreement between ColTec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
10.8	Management Agreement with Access Information Services, Inc., dated January 2, 1993 in the name of Sky Technologies, Inc. (the Company’s previous name)	(9)
10.9	Engagement Letter with The Otto Law Group, dated August 4, 2004	(9)
10.10	Project Cost Sharing Agreement with Reg Technologies Inc.	(9)
10.11	Amended Asset Purchase Agreement	(11)
14.1	Code of Business Conduct and Ethics	(10)
21.1	List of Subsidiaries	(7)
23.1	Consent of Independent Auditors (Malone Bailey LLP)	(11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)
32.1	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)
32.2	Certification of Chief Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2007
(8)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2008
(9)	Incorporated by reference from our Form 10-K Amendment for the fiscal year ended April 30, 2010 filed on May 13, 2011
(10)	Incorporated by reference from our Form 10-K for the fiscal year ended April 30, 2011 filed on August 15, 2011
(11)	Incorporated herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

By:	/s/“Paul Chute”
Paul Chute, President
Chief Executive Officer and Director

Dated: October 31, 2017

