Form 10-Q
period 2017-07-31
REGI U S INC
filed 2017-11-16
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________ to

Commission File Number 0-23920

REGI U.S., INC.

(Exact name of Small Business Issuer as specified in its charter)

Oregon	91-1580146
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7520 N. Market St. Suite 10, Spokane, WA	99217
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(509) 474-1040

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

Yes [  ] No [X]

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,986,959 and 88,159,236 shares of common stock with no par value issued and outstanding, respectively, as of November 16, 2017.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2017

The accompanying financial statements for REGI U.S., Inc. (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America. These interim consolidated financial statements, which are the responsibility of management, are unaudited and have not been reviewed by the Company’s auditors. Management believes the consolidated financial statements are free of material misstatement and present fairly, in all material respects, the financial position of the Company as at July 31, 2017 and the results of its operations and its cash flows for the three months ended July 31, 2017.

REGI U.S., Inc.

Consolidated Balance Sheets

	July 31, 2017 $	April 30, 2017 $
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalent	252,040	67,818
Prepaid expenses	37,527	8,987
Total current assets	289,567	76,805

Furniture and equipment, net	15,273	14,279
Total Assets	304,840	91,084
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	261,770	219,966
Due to related parties	105,614	77,560
Total current liabilities	367,384	297,526

Long-term Liabilities:
Convertible promissory notes, net of unamortized discount of $324,548 and $12,944, respectively	732,921	636,539
Convertible promissory notes – related parties, net of unamortized discount of $29,432 and $9,888, respectively	880,254	877,449
Total long-term liabilities	1,613,175	1,513,988
Total liabilities	1,980,559	1,811,514

Stockholders’ Deficit:
Common stock, 150,000,000 shares authorized, no par value, 85,515,297 and 84,850,475 shares issued, respectively 84,687,574 and 84,022,744 shares outstanding, respectively	20,076,895	19,641,632
Accumulated deficit	(21,448,722)	(21,058,170)
Accumulated other comprehensive loss	(358,675)	(358,675)
Total REGI U.S., Inc. stockholders’ deficit	(1,730,502)	(1,775,213)
Non-controlling interest	54,783	54,783
Total stockholders’ deficit	(1,675,719)	(1,720,430)

Total Liabilities and Stockholders’ Deficit	304,840	91,084

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended July 31, 2017 $	Three Months Ended July 31, 2016 $

Operating Expenses:
General and administration	149,477	9,615
Research and development	186,825	-
Loss from operations	(336,302)	(9,615)

Other income (expense):
Interest expense	(54,250)	-
Total other income (expense)	(54,250)	-

Net loss before non-controlling interest	(390,552)	(9,615)
Net (income) loss attributable to non-controlling interest	-	7
Net loss attributable to REGI U.S., Inc.	(390,552)	(9,608)

Loss per share – basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	84,444,375	49,329,670

Comprehensive loss:
Net loss	(390,552)	(9,615)
Translation adjustments	-	7,942
Comprehensive loss	(390,552)	(1,673)
Comprehensive income attributable to non-controlling interest	-	(27,107)
Comprehensive loss attributable to REGI U.S., Inc.	(390,552)	(27,780)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31, 2017 $	Three Months Ended July 31, 2016 $
Cash flows from operating activities
Net loss	(390,552)	(9,615)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization of debt discount	13,137	-
Depreciation expense	1,198	-
Shares issued for services	59,500	-
Service settled with promissory notes	37,986	-
Service settled with promissory notes – related party	37,500	-
Changes in non-cash working capital items:
Taxes receivable	-	(118)
Prepaid expenses	(28,540)
Accounts payable and accrued liabilities	28,054	(11,483)
Due to related parties	42,631	21,314
Net cash from (used in) operating activities	(199,086)	98
Cash flows from investing activities
Purchase of research equipment	(2,192)	-
Net cash provided by (used in) investing activities	(2,192)	-
Cash flows from financing activities
Issuance of common shares for option exercise	15,500
Issuance of convertible promissory notes	370,000	-
Net cash provided by financing activities	385,500	-

Increase in cash	184,222	98
Cash and cash equivalent, beginning	67,818	43
Cash and cash equivalent, ending	252,040	141
Non-cash items
Discount on convertible promissory notes for beneficial conversion features	344,284	-
Shares issued for note conversion	15,982	-
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Principles of consolidation

The accompanying unaudited interim consolidated financial statements of REGI have been prepared in accordance with accounting principles generally accepted in the United States of America, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2017 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2017 as reported in the Form 10-K, have been omitted.

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

As part of the APA the Company purchased from Reg Tech and owns 26.1% of equity interest in Minewest Silver and Gold Inc. (“Minewest”), a British Columbia company. Minewest owns a 70% interest subject to a 10% Net Profits Interest in mining property in British Columbia. As at the date of the asset purchase and the date of this report, Minewest is inactive due to lack of funding. As a result, the assets were impaired and no transactions are recorded for Minewest during the year ended April 30, 2017 or the three months ended July 31, 2017.

Property, plant and equipment

Property and equipment are stated at cost, which includes the acquisition price and any direct costs to bring the asset into use at its intended location, less accumulated amortization.

Depreciation of property and equipment is calculated using the straight-line method to write off the cost, net of any estimated residual value, over their estimated useful lives of the assets as follows: Office equipment 5 years and electronic equipment 2 years. Depreciation of office equipment is included in general and administrative expenses; Depreciation of research equipment is included in research and development expense. During the three months ended July, 2017 depreciation of $1,198 was recorded on the research equipment.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Going Concern

The Company incurred net losses of $390,552 for the three months ended July 31, 2017 and has a working capital deficit of $62,544 and an accumulated deficit of $21,448,722 at July 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of July 31, 2017 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company also receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. There is no assurance that any of these activities will be successful. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.

4.	Secured Convertible Promissory Notes

As of July 31, 2017, REGI has outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $880,254 (net of unamortized discount of $29,432) issued to related parties and $732,921 (net of unamortized discount of $324,548) issued to non-related parties. As of April 30, 2017, REGI has outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $877,449 (net of unamortized discount of $9,888) issued to related parties and $636,539 (net of unamortized discount of $12,944) issued to non-related parties.

During the three months ended July 31, 2017, the Company issued convertible notes for cash proceeds of $370,000, service debt provided by non-related parties of $37,986, and service debt provided by related parties of $37,500. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. As of April 30, 2017, $755,185, $55,500, $949,121, $60,000 and $132,500 of the promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.755, $0.12, $0.10, $0.09 and $0.08 per share respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

The Company determined that the conversion option was subject to a beneficial conversion feature and during the three months ended July 31, 2017 the Company recorded a total beneficial conversion feature of $344,284, and amortization of the beneficial conversion feature of $13,137 as interest expense.

5.	Related Parties

Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the directors and officers and a former director of REGI and companies controlled or significantly influenced by these parties. As of July 31, 2017, there was $105,614 due to related parties. As of April 30, 2017, there was $77,560 due to related parties.

6.	Stockholders’ Equity

a)	Common Stock

On January 6, 2017, the Company’s annual and special meeting of stockholders approved the amendment to the Company’s articles that increased the authorized common shares from 100,000,000 to 150,000,000.

During the three months ended July 31, 2017 related party convertible promissory notes of $15,152 and accrued interest of $830 were converted into a total of 159,822 shares of REGI’s common stock at $0.10 per share.

During the three months ended July 31, 2017 the Company issued 155,000 shares of its common stock for options exercised at $0.10 per share.

During the three months ended July 31, 2017 the Company issued 350,000 shares of its common stock for services provided by the directors, officers and consultants of the Company with the total value recorded at $59,500 based on the market trading price of the issuance date.

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

Treasury Shares

At July 31, 2017 and April 30, 2017, Rand Energy owned 827,731 shares of the Company’s common stock which have been deducted from the total shares outstanding.

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
3,700,000

On January 1, 2017, REGI granted an aggregate of 3,500,000 common stock options for services. These options vest upon grant, expire on January 1, 2022 and are exercisable at the following prices:

Options	Exercise price
2,500,000	$0.10
300,000	$0.20
300,000	$0.35
300,000	$0.50
100,000	$0.75
3,500,000

A summary of REGI’s stock option activities for the three months ended July 31, 2017 and the year ended April 30, 2017 are as follows:

	Three Months Ended		Year Ended
	July 31, 2017		April 30, 2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	9,138,000	$0.31	1,938,000	$0.15
Granted	-	-	7,200,000	0.36
Exercised	(155,000)	0.10	-	-
Expired	(803,000)	0.10	-	-
Outstanding at end of period	8,180,000	0.35	9,138,000	0.31
Exercisable at end of period	7,445,000	$0.35	7,684,500	$0.34

The weighted average remaining contractual life of the options was 3.38 and 3.61 years at July 31, 2017 and April 30, 2017 respectively.

At July 31, 2017 and April 30, 2017, the Company had $Nil and $28,740 of total unrecognized compensation cost related to non-vested stock options and warrants, respectively. The intrinsic value of “in the money” exercisable options at July 31, 2017 and April 30, 2017 was $272,000 and $145,580, respectively.

There was no warrant activity during the three months ended July 31, 2017. A summary of REGI’s common stock warrant activity for the year ended April 30, 2017 is as follows:

	Year Ended
	April 30, 2017
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at beginning of period	200,000	$0.25
Expired	(200,000)	0.25
Outstanding at end of period	-	-
Exercisable at end of period	-	$-

At July 31, 2017 and April 30, 2017, there were no warrants outstanding.

7.	Commitments

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

8.	Subsequent Events

Subsequent to July 31, 2017, convertible loans of $549,866 were issued. The convertible notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.10 per share.

Subsequent to July 31, 2017, 55,892 and 243,501 shares of the Company’s common stock were issued for convertible promissory notes at $0.08 and $0.10 per share, respectively, and $8,652 was repaid for convertible loan redemption.

On November 2, 2017 the Company issued 3,172,269 shares of its common stock to Rand Energy. These shares together with the 827,721 shares of common stock initially owned by Rand Energy and recorded as the Company’s treasury shares, were transferred to the 49% shareholders of Rand Energy, as consideration for purchase of all of their 49% interest in Rand Energy, resulting in the Company owing 100% equity interest of Rand Energy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2017. We do not intend to update the forward- looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Nature of Business

We are an early stage company engaged in the business of developing and building improved axial vane-type rotary devices for civilian, commercial and government applications. We own the worldwide intellectual and marketing rights to the RadMax® technology. Our vision is to develop advanced devices that reduce carbon footprint, reduce device size, weight and parts count, and increase fuel and manufacturing efficiencies. We intend to develop and market these devices in cooperation with industry and government partners. We are focused on creating new, disruptive technologies that are more efficient, compact and cost-effective than those currently available.

On July 27th, 2016, we undertook our reorganization, naming our wholly owned subsidiary, RadMax Technologies, Inc. (“RadMax”) as the Company’s DBA for marketing and technology image.

Recent Development

Effective February 17, 2017 we purchased all assets of Reg Technologies Inc. (“Reg Tech”), a British Columbia public company, with the issuance of 51,757,119 shares of our common stock, increasing our ownership in the intellectual and marketing rights to the RadMax® technology from US only to worldwide. Reg Tech then distributed all these shares to its shareholders of record as dividends. This consolidation of ownership to the technology better enables our focused research and development efforts.

The asset purchase also resulted in our ownership of 49% of the issued and outstanding common shares of Rand Energy Group Inc. (“Rand Energy”), a British Columbia Company and 26% of the issued and outstanding common shares of Minewest Silver and Gold Inc. (“Minewest”), also a British Columbia company.

Rand Energy previously owned and transferred its intellectual and marketing rights to the original RadMax technology to Reg Tech. Effective November 2, 2017, we issued 3,172,269 shares of our common stock to Rand Energy. These shares together with the 827,721 shares of our common stock initially owned by Rand Energy and recorded as the Company’s treasury shares, were transferred to the 49% shareholders of Rand Energy, as consideration for purchasing all of their 49% interest in Rand Energy, resulting in the Company owing 100% equity interest of Rand Energy. This agreement with the 49% shareholder of Rand Energy settles any and all potential claims between the companies.

Minewest is engaged in the business of acquisition and exploration of mineral properties. Minewest owns a 70% interest subject to a 10% Net Profits Interest in mining property in British Columbia. As at the date the asset purchase and the date of this report, Minewest is inactive due to lack of funding.

Going Concern

We incurred net losses of $390,552 for the three months ended July 31, 2017 and had a working capital deficit of $62,544 and an accumulated deficit of $21,448,722 at July 31, 2017. Further losses are expected until we enter into licensing agreements of our technologies. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

We may receive interim support from related parties and plan to raise additional capital through debt and/or equity financings. We may also raise additional funds when our outstanding options are exercised. However, there is no assurance that any of these activities will be realized.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended April 30, 2017, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for Three Months Ended July 31, 2017 Compared to the Three Months Ended July 31, 2016

The asset purchase from Reg Tech is accounted for as a reverse merger recapitalization wherein Reg Tech is considered to be the accounting acquirer. The prior year results of operations and cash flows are those of Reg Tech.

We had a net loss of $390,552 during the three months ended July 31, 2017, increased from net loss of $9,615 during the three months ended July 31, 2016 when we had very limited cash available for maintenance of our public compliance requirements.

We incurred research and development expenses of $186,825 in the three months ended July 31, 2017, and no such expenses in the three months ended July 31, 2016.

During the three months ended July 31, 2017 we incurred interest expense of $53,890 on outstanding secured convertible promissory notes and $360 on a promissory note. We did not incur interest expense in the three months ended July 31, 2016.

5

Total general and administrative expenses increased from $9,615 in the three months ended July 31, 2016 to $149,477 in the three months ended July 31, 2017, as we had more funds available and expanded our operations in the current period.

Liquidity and Capital Resources

During the three months ended July 31, 2017, we financed our operations mainly with proceeds of $370,000 from issuance of secured convertible promissory notes and $15,500 from option exercises.

At July 31, 2017 total amount owed to related parties is $105,614 or 28.75% of total current liabilities as of July 31, 2017. This funding was necessary to meet our research and development targets and place us in a position to attain profit. These balances owed to related parties are non-interest bearing, unsecured and repayable on demand.

We plan to raise additional capital through debt and/or equity financings. We cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue the development of our technologies and our business will fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the three months ended July 31, 2017, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May 1, 2017 to the date of this report, the Company issued convertible promissory notes for cash proceeds of $770,849 and service debt of $187,003. The convertible notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. $40,000 and $917,852 of these promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.12 and $0.10 per share respectively.

From May 1, 2017 to the date of this report, 55,892 and 403,323 shares of the Company’s common stock were issued for convertible promissory notes at $0.08 and $0.10 per share, respectively; 155,000 shares of common stock were issued for options exercised at $0.10 per share; and 350,000 shares of common stock were issued for services provided by the directors, officers and consultants of the Company.

On November 2, 2017 the Company issued 3,172,269 shares of its common stock to Rand Energy, which shares were transferred to the 49% shareholders of Rand Energy as part of the consideration for purchase of all of their 49% interest in Rand Energy.

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

* Filed herewith.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 2017

REGI U.S., INC.

/s/ Paul Chute
Paul Chute
President and Chief Executive Officer

8