Form 10-Q/A
period 2017-07-31
REGI U S INC
filed 2017-11-22
CIK 922330

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

Yes [  ] No [X]

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,986,959 and 88,159,228 shares of common stock with no par value issued and outstanding, respectively, as of November 22, 2017.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A to amend the Company’s quarterly report on Form 10-Q for the quarterly period ended July 31, 2017 which was originally filed with the Securities and Exchange Commission on November 16, 2017. The disclosure preceding the interim consolidated financial statements on page F-1 of Part I, Item 1 has been removed.

2

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

4

REGI U.S., Inc.

Consolidated Balance Sheets

(Unaudited)

	July 31, 2017 $	April 30, 2017 $
ASSETS

Current Assets:
Cash and cash equivalents	252,040	67,818
Prepaid expenses	37,527	8,987
Total current assets	289,567	76,805

Furniture and equipment, net	15,273	14,279
Total Assets	304,840	91,084

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	261,767	219,966
Due to related parties	105,614	77,560
Total current liabilities	367,381	297,526

Long-term Liabilities:
Convertible promissory notes, net of unamortized discount of $324,548 and $12,944, respectively	732,921	636,539
Convertible promissory notes – related parties, net of unamortized discount of $29,432 and $9,888, respectively	880,254	877,449
Total long-term liabilities	1,613,175	1,513,988
Total liabilities	1,980,556	1,811,514

Stockholders’ Deficit:
Common stock, 150,000,000 shares authorized, no par value, 85,515,297 and 84,850,475 shares issued, respectively 84,687,566 and 84,022,744 shares outstanding, respectively	20,076,898	19,641,632
Accumulated deficit	(21,448,722)	(21,058,170)
Accumulated other comprehensive loss	(358,675)	(358,675)
Total REGI U.S., Inc. stockholders’ deficit	(1,730,499)	(1,775,213)
Non-controlling interest	54,783	54,783
Total stockholders’ deficit	(1,675,716)	(1,720,430)

Total Liabilities and Stockholders’ Deficit	304,840	91,084

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended July 31, 2017 $	Three Months Ended July 31, 2016 $

Operating Expenses:
General and administration	149,477	9,615
Research and development	186,825	-
Loss from operations	(336,302)	(9,615)

Other expense:
Interest expense	(54,250)	-
Total other expense	(54,250)	-

Net loss before non-controlling interest	(390,552)	(9,615)
Net loss attributable to non-controlling interest	-	7
Net loss attributable to REGI U.S., Inc.	(390,552)	(9,608)

Loss per share – basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	84,444,375	49,329,670

Comprehensive loss:
Net loss	(390,552)	(9,615)
Translation adjustments	-	7,942
Comprehensive loss	(390,552)	(1,673)
Comprehensive income attributable to non-controlling interest	-	(27,107)
Comprehensive loss attributable to REGI U.S., Inc.	(390,552)	(28,780)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31, 2017 $	Three Months Ended July 31, 2016 $
Cash flows from operating activities
Net loss	(390,552)	(9,615)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization of debt discount	13,137	-
Depreciation expense	1,198	-
Shares issued for services	59,500	-
Service settled with promissory notes	37,986	-
Service settled with promissory notes – related party	37,500	-
Changes in non-cash working capital items:
Taxes receivable	-	(26)
Prepaid expenses	(28,540)
Accounts payable and accrued liabilities	42,631	(23,404)
Due to related parties	28,054	25,201
Net cash used operating activities	(199,086)	(7,844)
Cash flows from investing activities
Purchase of research equipment	(2,192)	-
Net cash used in investing activities	(2,192)	-
Cash flows from financing activities
Issuance of common shares for option exercise	15,500
Issuance of convertible promissory notes	370,000	-
Net cash provided by financing activities	385,500	-
Foreign exchange effect	-	7,942
Increase in cash	184,222	98
Cash and cash equivalents, beginning	67,818	43
Cash and cash equivalents, ending	252,040	141
Non-cash items
Discount on convertible promissory notes for beneficial conversion features	344,284	-
Shares issued for note conversion	15,982	-
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

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

Property and equipment

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

The Company incurred net losses of $390,552 for the three months ended July 31, 2017 and has a working capital deficit of $77,814 and an accumulated deficit of $21,448,722 at July 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of July 31, 2017 and for the three months ended July 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

During the three months ended July 31, 2017, the Company issued convertible notes for cash proceeds of $370,000, service debt provided by non-related parties of $37,986, and service debt provided by related parties of $37,500. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. As of July 31, 2017, $755,185, $55,500, $963,970, $60,000 and $132,500 of the promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.755, $0.12, $0.10, $0.09 and $0.08 per share respectively.

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

During the three months ended July 31, 2017 the Company issued 155,000 shares of its common stock for options exercised at $0.10 per share. Among the 155,000 shares of common stock, 55,000 shares were issued to a related party.

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

The weighted average remaining contractual life of the options was 3.77 and 3.61 years at July 31, 2017 and April 30, 2017 respectively.

At July 31, 2017 and April 30, 2017, the Company had $Nil and $28,740 of total unrecognized compensation cost related to non-vested stock options and warrants, respectively. The intrinsic value of “in the money” exercisable options at July 31, 2017 and April 30, 2017 was $255,000 and $145,580, respectively.

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

Subsequent to July 31, 2017, convertible loans of $512,366 were issued. The convertible notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.10 per share.

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

The asset purchase also resulted in our ownership of 51% of the issued and outstanding common shares of Rand Energy Group Inc. (“Rand Energy”), a British Columbia Company and 26% of the issued and outstanding common shares of Minewest Silver and Gold Inc. (“Minewest”), also a British Columbia company.

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

Going Concern

We incurred net losses of $390,552 for the three months ended July 31, 2017 and had a working capital deficit of $77,814 and an accumulated deficit of $21,448,722 at July 31, 2017. Further losses are expected until we enter into licensing agreements of our technologies. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibit(s)

3.6	Articles of Amendment Increasing Authorized Capital to 150,000,000*

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	101.INS XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

November 22, 2017

REGI U.S., INC.

/s/ Paul Chute
Paul Chute
President and Chief Executive Officer

8