Form 10-Q
period 2017-10-31
REGI U S INC
filed 2017-12-18
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

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

Yes [  ] No [X]

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 89,804,922 shares of common stock with no par value issued and outstanding, respectively, as of December 18, 2017.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

Consolidated Balance Sheets

(Unaudited)

	October 31, 2017 $	April 30, 2017 $
ASSETS

Current Assets:
Cash and cash equivalents	227,581	67,818
Prepaid expenses	40,453	8,987
Total current assets	268,034	76,805

Furniture and equipment, net	16,107	14,279
Total Assets	284,141	91,084

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	266,315	219,966
Due to related parties	80,443	77,560
Convertible promissory notes, net of unamortized discount of $569 and $0, respectively	122,272	-
Convertible promissory notes – related parties	76,000	-
Total current liabilities	545,030	297,526

Long-term Liabilities:
Convertible promissory notes, net of unamortized discount of $642,232 and $12,944, respectively	739,016	636,539
Convertible promissory notes – related parties, net of unamortized discount of $36,640 and $9,888, respectively	848,546	877,449
Total long-term liabilities	1,587,562	1,513,988
Total liabilities	2,132,592	1,811,514

Stockholders’ Deficit:
Common stock, 150,000,000 shares authorized, no par value, 85,814,690 and 84,850,475 shares issued, respectively 84,986,959 and 84,022,744 shares outstanding, respectively	20,452,632	19,641,632
Accumulated deficit	(21,997,191)	(21,058,170)
Accumulated other comprehensive loss	(358,675)	(358,675)
Total REGI U.S., Inc. stockholders’ deficit	(1,903,234)	(1,775,213)
Non-controlling interest	54,783	54,783
Total stockholders’ deficit	(1,848,451)	(1,720,430)

Total Liabilities and Stockholders’ Deficit	284,141	91,084

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
	$	$	$	$
Operating Expenses:
General and administration	341,751	34,868	192,274	25,253
Research and development	399,990	-	213,165	-
Loss from operations	(741,741)	(34,868)	(405,439)	(25,253)

Other expense:
Interest and financing expense	(197,280)	-	(143,030)	-
Total other expense	(197,280)	-	(143,030)	-

Net loss before non-controlling interest	(939,021)	(34,868)	(548,469)	(25,253)
Net loss attributable to non-controlling interest	-	7	-	-
Net loss attributable to REGI U.S., Inc.	(939,021)	(34,861)	(548,469)	(25,253)

Loss per share – basic and diluted	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	84,688,622	49,329,670	84,932,860	49,329,670

Comprehensive loss:
Net loss	(939,021)	(34,868)	(548,469)	(25,253)
Translation adjustments	-	14,361	-	6,419
Comprehensive loss	(939,021)	(20,507)	(548,469)	(18,834)
Comprehensive loss attributable to non-controlling interest	-	(46,071)	-	(18,964)
Comprehensive loss attributable to REGI U.S., Inc.	(939,021)	(66,578)	(548,469)	(37,798)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31, 2017 $	Six Months Ended October 31, 2016 $
Cash flows from operating activities
Net loss	(939,021)	(34,868)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization of debt discount	89,805	-
Depreciation expense	2,750	-
Amortization of promissory note finders fee	7,384	-
Shares issued for services	59,500	-
Service settled with convertible promissory notes	81,721	-
Service settled with convertible promissory notes – related party	52,000	-
Changes in non-cash working capital items:
Taxes receivable	-	(44)
Prepaid expenses	(31,466)	-
Accounts payable and accrued liabilities	66,588	(32,749)
Due to related parties	2,883	53,244
Net cash used operating activities	(607,856)	(14,417)
Cash flows from investing activities
Purchase of research equipment and office furniture	(4,578)	-
Net cash used in investing activities	(4,578)	-
Cash flows from financing activities
Cash overdraft	-	13
Redemption of promissory note	(14,152)	-
Issuance of common shares for option exercise	15,500	-
Issuance of convertible promissory notes	770,849	-
Net cash provided by financing activities	772,197	13
Foreign exchange effect	-	14,361
Increase (decrease) in cash	159,763	(43)
Cash and cash equivalents, beginning	67,818	43
Cash and cash equivalents, ending	227,581	-
Non-cash items
Reclass from non-related party convertible notes to related party convertible notes	60,000	-
Finder fee for promissory notes	62,600	-
Discount on convertible promissory notes for beneficial conversion features	691,197	-
Accounts payable settled with convertible promissory note	17,436
Shares issued for note conversion	44,803	-
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

REGI U.S., Inc. (“we”, “our”, the “Company”, “REGI”) has been engaged in the business of developing and building improved axial vane-type rotary devices for civilian, commercial and government applications with the marketing and intellectual rights in the U.S. Effective February 17, 2017 REGI purchased the worldwide marketing and intellectual rights, other than in the U.S., from Reg Technologies, Inc. (“Reg Tech”), a British Columbia company. No revenue has been derived to date from REGI’s principal operations of research and development.

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

As part of the APA the Company purchased from Reg Tech and owns 26.1% of equity interest in Minewest Silver and Gold Inc. (“Minewest”), a British Columbia company. Minewest owns a 70% interest subject to a 10% Net Profits Interest in mining property in British Columbia. As at the date of the asset purchase and the date of this report, Minewest is inactive due to lack of funding. As a result, the assets were impaired and no transactions are recorded for Minewest during the year ended April 30, 2017 or the six months ended October 31, 2017.

Property and equipment

Property and equipment are stated at cost, which includes the acquisition price and any direct costs to bring the asset into use at its intended location, less accumulated amortization.

Depreciation of property and equipment is calculated using the straight-line method to write off the cost, net of any estimated residual value, over their estimated useful lives of the assets as follows: Office equipment 5 years and electronic equipment 2 years. Depreciation of office equipment is included in general and administrative expenses; depreciation of research equipment is included in research and development expense. During the six months ended October 31, 2017 depreciation of $2,670 was recorded on the research equipment and $80 was recorded on office furniture.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Going Concern

The Company incurred net losses of $939,021 for the six months ended October 31, 2017 and has a working capital deficit of $276,996 and an accumulated deficit of $21,997,191 at October 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of October 31, 2017 and for the six months ended October 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company also receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. There is no assurance that any of these activities will be successful. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.

4.	Secured Convertible Promissory Notes

As of October 31, 2017, REGI has outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $924,546 (net of unamortized discount of $36,640) issued to related parties and $861,288 (net of unamortized discount of $642,801) issued to non-related parties. As of April 30, 2017, REGI has outstanding Convertible Notes of $877,449 (net of unamortized discount of $9,888) issued to related parties and $636,539 (net of unamortized discount of $12,944) issued to non-related parties.

During the six months ended October 31, 2017, the Company issued Convertible Notes for cash proceeds of $770,849, settled accounts payable from previous years of $17,436, service debt provided by related parties of $52,000, and service debt provided by non-related parties of $81,721 of which $62,600 was finders’ fee for cash based Convertible Notes recorded as discount to these Convertible Notes. $7,384 of the $62,600 debt discount was amortized and recorded as financing charge during the six months ended October 31, 2017. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. During the six months ended October 31, 2017 $14,152 of the Convertible Notes were redeemed with cash payment. During the six months ended October 31, 2017 $60,000 of the Convertible Notes were reclassified from non-related party to related party as a debt holder became a director of the Company.

As of October 31, 2017, $755,185, $17,436, $50,000, $1,462,654, $60,000 and $120,000 of the promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.755, $0.174, $0.12, $0.10, $0.09 and $0.08 per share respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

The Company determined that the conversion option was subject to a beneficial conversion feature and during the six months ended October 31, 2017 the Company recorded a total beneficial conversion feature of $691,197, and amortization of the beneficial conversion feature of $89,805 as interest expense.

5.	Related Parties

Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the directors and officers and a former director of REGI and companies controlled or significantly influenced by these parties. As of October 31, 2017, there was $80,443 due to related parties. As of April 30, 2017, there was $77,560 due to related parties.

6.	Stockholders’ Equity

a)	Common Stock

On January 6, 2017, the Company’s annual and special meeting of stockholders approved the amendment to the Company’s articles that increased the authorized common shares from 100,000,000 to 150,000,000.

During the six months ended October 31, 2017 related party convertible promissory notes of $38,152 and accrued interest of $2,180 were converted into a total of 403,323 shares of REGI’s common stock at $0.10 per share.

During the six months ended October 31, 2017 non-related party convertible promissory notes of $3,848 and accrued interest of $623 were converted into a total of 55,892 shares of REGI’s common stock at $0.08 per share.

During the six months ended October 31, 2017 the Company issued 155,000 shares of its common stock for options exercised at $0.10 per share for a total proceed of $15,500. Among the 155,000 shares of common stock, 55,000 shares were issued to a related party.

During the six months ended October 31, 2017 the Company issued 350,000 shares of its common stock for services provided by the directors, officers and consultants of the Company with the total value recorded at $59,500 based on the market trading price of the issuance date.

Treasury Shares

At October 31, 2017 and April 30, 2017, Rand Energy owned 827,731 shares of the Company’s common stock which were deducted from the total shares outstanding. These shares were distributed to shareholders in November, 2017.

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
3,700,000

On January 1, 2017, REGI granted an aggregate of 3,500,000 common stock options for services. These options vest upon grant, expire on January 1, 2022 and are exercisable at the following prices:

Options	Exercise price
2,500,000	$0.10
300,000	$0.20
300,000	$0.35
300,000	$0.50
100,000	$0.75
3,500,000

A summary of REGI’s stock option activities for the six months ended October 31, 2017 and the year ended April 30, 2017 are as follows:

	Six months Ended		Year Ended
	October 31, 2017		April 30, 2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	9,138,000	$0.31	1,938,000	$0.15
Granted	-	-	7,200,000	0.36
Exercised	(155,000)	0.10	-	-
Expired	(803,000)	0.10	-	-
Outstanding at end of period	8,180,000	0.35	9,138,000	0.31
Exercisable at end of period	7,445,000	$0.35	7,684,500	$0.34

The weighted average remaining contractual life of the options was 3.52 and 3.61 years at October 31, 2017 and April 30, 2017 respectively.

At October 31, 2017 and April 30, 2017, the Company had $Nil and $28,740 of total unrecognized compensation cost related to non-vested stock options and warrants, respectively. The intrinsic value of “in the money” exercisable options at October 31, 2017 and April 30, 2017 was $170,000 and $145,580, respectively.

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

Subsequent to October 31, 2017, convertible loans of $27,147 were issued. The convertible notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.10 per share.

Subsequent to October 31, 2017, 729,904 and 88,059 shares of the Company’s common stock were issued for convertible promissory notes at $0.10 and $0.12 per share, respectively.

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

On July 27, 2016, we undertook our reorganization, naming our wholly owned subsidiary, RadMax Technologies, Inc. (“RadMax”) as the Company’s DBA for marketing and technology image.

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

4

Going Concern

We incurred net losses of $939,021for the six months ended October 31, 2017 and has a working capital deficit of $276,996 and an accumulated deficit of $21,997,191 at October 31, 2017. Further losses are expected until we enter into licensing agreements of our technologies. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for Six months Ended October 31, 2017 Compared to the Six months Ended October 31, 2016

The asset purchase from Reg Tech is accounted for as a reverse merger recapitalization wherein Reg Tech is considered to be the accounting acquirer. The prior year results of operations and cash flows are those of Reg Tech.

We had a net loss of $939,021 during the six months ended October 31, 2017, increased from net loss of $34,868 during the six months ended October 31, 2016 when we had very limited cash available for maintenance of our public compliance requirements.

We incurred research and development expenses of $399,990 in the six months ended October 31, 2017, and no such expenses in the six months ended October 31, 2016.

During the six months ended October 31, 2017 we incurred interest and finance expense of $196,560 on outstanding secured convertible promissory notes and $720 on a promissory note. We did not incur interest expense in the six months ended October 31, 2016.

Total general and administrative expenses increased from $34,868 in the six months ended October 31, 2016 to $341,751 in the six months ended October 31, 2017, as we had more funds available and expanded our operations in the current period.

Results of Operations for Three months Ended October 31, 2017 Compared to the Three months Ended October 31, 2016

The asset purchase from Reg Tech is accounted for as a reverse merger recapitalization wherein Reg Tech is considered to be the accounting acquirer. The prior year results of operations and cash flows are those of Reg Tech.

We had a net loss of $548,469 during the three months ended October 31, 2017, increased from net loss of $25,253 during the three months ended October 31, 2016 when we had very limited cash available for maintenance of our public compliance requirements.

We incurred research and development expenses of $213,165 in the three months ended October 31, 2017, and no such expenses in the three months ended October 31, 2016.

During the three months ended October 31, 2017 we incurred interest and finance expense of $142,670 on outstanding secured convertible promissory notes and $360 on a promissory note. We did not incur interest expense in the three months ended October 31, 2016.

Total general and administrative expenses increased from $25,253 in the three months ended October 31, 2016 to $192,274 in the three months ended October 31, 2017, as we had more funds available and expanded our operations in the current period.

5

Liquidity and Capital Resources

During the six months ended October 31, 2017, we used $607,856 in operations, financed our operations mainly with proceeds of $770,849 from issuance of secured convertible promissory notes and $15,500 from option exercises, and paid $14,152 for redemption of convertible promissory notes.

We plan to raise additional capital through debt and/or equity financings. We cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations. There are no assurances that we will be able to achieve further sales of our common stock or debts or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue the development of our technologies and our business will fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements for the six months ended October 31, 2017, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May 1, 2017 to the date of this report, the Company issued convertible promissory notes for cash proceeds of $770,849, accounts payable settlement of $17,436, and service debt of $160,868. The convertible notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. $17,436, $40,000 and $891,717 of these promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.174, $0.12 and $0.10 per share respectively.

From May 1, 2017 to the date of this report, 55,892, 1,133,227 and 88,059 shares of the Company’s common stock were issued for convertible promissory notes at $0.08 and $0.10 and $0.12 per share, respectively; 155,000 shares of common stock were issued for options exercised at $0.10 per share; and 350,000 shares of common stock were issued for services provided by the directors, officers and consultants of the Company.

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

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 10.1 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 18, 2017

REGI U.S., INC.

/s/ Paul Chute
Paul Chute
President and Chief Executive Officer

8