Form 10-Q
period 2018-01-31
REGI U S INC
filed 2018-03-26
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ] No [X]

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,006,890 shares of common stock with no par value issued and outstanding, respectively, as of March 26, 2018.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

Consolidated Balance Sheets

	January 31, 2018 $ (Unaudited)	April 30, 2017 $ (Audited)
ASSETS

Current Assets:
Cash and cash equivalents	206,203	67,818
Prepaid expenses	36,535	8,987
Total current assets	242,738	76,805

Furniture and equipment, net	14,556	14,279
Total Assets	257,294	91,084

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	251,733	219,966
Due to related parties	77,156	77,560
Convertible promissory notes, net of unamortized discount of $351 and $0, respectively	247,110	-
Convertible promissory notes – related parties, net of unamortized discount of $150 and $0, respectively	38,850	-
Total current liabilities	614,849	297,526

Long-term Liabilities:
Convertible promissory notes, net of unamortized discount of $695,222 and $12,944, respectively	465,278	636,539
Convertible promissory notes – related parties, net of unamortized discount of $56,688 and $9,888, respectively	57,081	877,449
Total long-term liabilities	522,359	1,513,988
Total liabilities	1,137,208	1,811,514

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock, 150,000,000 shares authorized, no par value, 95,333,527 and 84,850,475 shares issued, respectively 95,333,527 and 84,022,744 shares outstanding, respectively	22,093,417	19,641,632
Accumulated deficit	(22,669,439)	(21,058,170)
Accumulated other comprehensive loss	(358,675)	(358,675)
Total REGI U.S., Inc. stockholders’ deficit	(934,697)	(1,775,213)
Non-controlling interest	54,783	54,783
Total stockholders’ deficit	(879,914)	(1,720,430)

Total Liabilities and Stockholders’ Deficit	257,294	91,084

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
	$	$	$	$

Operating Expenses:
General and administration	529,661	57,384	187,910	22,516
Research and development	603,191	-	203,201	-
Loss from operations	(1,132,852)	(57,384)	(391,111)	(22,516)

Other expense:
Interest and financing expense	(478,417)	-	(281,137)	-
Total other expense	(478,417)	-	(281,137)	-

Net loss before non-controlling interest	(1,611,269)	(57,384)	(672,248)	(22,516)
Net loss attributable to non-controlling interest	-	7	-	-
Net loss attributable to REGI U.S., Inc.	(1,611,269)	(57,377)	(672,248)	(22,516)

Loss per share – basic and diluted	(0.02)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	86,696,000	49,329,670	91,538,504	49,329,670

Comprehensive loss:
Net loss	(1,611,269)	(57,384)	(672,248)	(22,516)
Translation adjustments	-	8,225	-	(6,136)
Comprehensive loss	(1,611,269)	(49,159)	(672,248)	(28,652)
Comprehensive loss attributable to non-controlling interest	-	(29,154)	-	16,917
Comprehensive loss attributable to REGI U.S., Inc.	(1,611,269)	(78,313)	(672,248)	(11,735)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31, 2018 $	Nine Months Ended January 31, 2017 $
Cash flows from operating activities
Net loss	(1,611,269)	(57,384)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization of debt discount	301,937	-
Depreciation expense	4,301	-
Amortization of promissory note finders fee	35,598	-
Shares issued for services	59,500	-
Service settled with convertible promissory notes	143,923	-
Service settled with convertible promissory notes – related party	88,768	-
Changes in non-cash working capital items:
Taxes receivable	-	(300)
Prepaid expenses	(27,548)	-
Accounts payable and accrued liabilities	118,964	(8,581)
Due to related parties	(404)	57,909
Net cash used operating activities	(886,230)	(8,356)
Cash flows from investing activities
Purchase of research equipment and office furniture	(4,578)	-
Net cash used in investing activities	(4,578)	-
Cash flows from financing activities
Cash overdraft	-	88
Redemption of promissory note	(14,152)	-
Issuance of common shares for option exercise	15,500	-
Issuance of convertible promissory notes	1,027,845	-
Net cash provided by financing activities	1,029,193	88
Foreign exchange effect	-	8,225
Increase (decrease) in cash	138,385	(43)
Cash and cash equivalents, beginning	67,818	43
Cash and cash equivalents, ending	206,203	-
Non-cash items
Finder fee for promissory notes	62,600	-
Discount on convertible promissory notes for beneficial conversion features	1,004,514	-
Accounts payable settled with convertible promissory note	17,436
Shares issued for note conversion	1,372,276	-
Supplemental Disclosures
Interest paid	1,870	-
Income taxes paid	-	-

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

As part of the APA the Company purchased from Reg Tech and owns 26.1% of equity interest in Minewest Silver and Gold Inc. (“Minewest”), a British Columbia company. Minewest owns a 70% interest subject to a 10% Net Profits Interest in mining property in British Columbia. As at the date of the asset purchase and the date of this report, Minewest is inactive due to lack of funding. As a result, the assets were impaired and no transactions are recorded for Minewest during the year ended April 30, 2017 or the nine months ended January 31, 2018.

Property and equipment

Property and equipment are stated at cost, which includes the acquisition price and any direct costs to bring the asset into use at its intended location, less accumulated amortization.

Depreciation of property and equipment is calculated using the straight-line method to write off the cost, net of any estimated residual value, over their estimated useful lives of the assets as follows: Office equipment 5 years and electronic equipment 2 years. Depreciation of office equipment is included in general and administrative expenses; depreciation of research equipment is included in research and development expense. During the nine months ended January 31, 2018 depreciation of $4,142 was recorded on the research equipment and $159 was recorded on office furniture.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Going Concern

The Company incurred net losses of $1,611,269 for the nine months ended January 31, 2018 and has a working capital deficit of $372,111 and an accumulated deficit of $22,669,439 at January 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of January 31, 2018 and for the nine months ended January 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company also receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. There is no assurance that any of these activities will be successful. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.

4.	Secured Convertible Promissory Notes

As of January 31, 2018, REGI has outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $95,931 (net of unamortized discount of $56,838) issued to related parties and $712,388 (net of unamortized discount of $695,573) issued to non-related parties. As of April 30, 2017, REGI has outstanding Convertible Notes of $877,449 (net of unamortized discount of $9,888) issued to related parties and $636,539 (net of unamortized discount of $12,944) issued to non-related parties.

During the nine months ended January 31, 2018, the Company issued Convertible Notes for cash proceeds of $1,027,845, settled accounts payable from previous years of $17,436, service debt provided by related parties of $88,768, and service debt provided by non-related parties of $206,523 of which $62,600 was finders’ fee for cash based Convertible Notes recorded as discount to these Convertible Notes. $35,598 of the $62,600 debt discount was amortized and recorded as financing charge during the nine months ended January 31, 2018.

The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. During the nine months ended January 31, 2018 $14,152 of the Convertible Notes were redeemed with cash payment. During the nine months ended January 31, 2018 $60,000 of the Convertible Notes were reclassified from non-related party at April 30, 2017 to related party as a debt holder became a director of the Company.

As of January 31, 2018, $17,436, $40,000, $1,323,293, $60,000 and $120,000 of the promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.174, $0.12, $0.10, $0.09 and $0.08 per share respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

The Company determined that the conversion option was subject to a beneficial conversion feature and during the nine months ended January 31, 2018 the Company recorded a total beneficial conversion feature of $1,004,514, and amortization of the beneficial conversion feature of $301,937 as interest expense.

5.	Related Parties

Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the directors and officers and a former director of REGI and companies controlled or significantly influenced by these parties. As of January 31, 2017, there was $77,156 due to related parties. As of April 30, 2017, there was $77,560 due to related parties.

6.	Stockholders’ Equity

a)	Common Stock

On January 6, 2017, the Company’s annual and special meeting of stockholders approved the amendment to the Company’s articles that increased the authorized common shares from 100,000,000 to 150,000,000.

During the nine months ended January 31, 2018 related party convertible promissory notes of $126,152 and accrued interest of $10,931 were converted into a total of 1,369,964 shares of REGI’s common stock at $0.10 per share, and convertible promissory notes of $755,185 and accrued interest of $41,173 were converted into a total of 1,054,779 shares of REGI’s common stock at $0.755 per share

During the nine months ended January 31, 2018 non-related party convertible promissory notes of $407,330 and accrued interest of $16,155 were converted into a total of 4,234,487 shares of REGI’s common stock at $0.10 per share, principal of $3,848 and accrued interest of $623 were converted into 55,892 common stock at $0.08 per share, principal of $10,000 and accrued interest of $879 were converted into 99,661 common stock at $0.12 per share of which 88,059 shares were issued by January 31, 2018 and 2,602 shares were issued in March, 2018.

During the nine months ended January 31, 2017 the Company issued 155,000 shares of its common stock for options exercised at $0.10 per share for a total proceed of $15,500. Among the 155,000 shares of common stock, 55,000 shares were issued to a related party.

During the nine months ended January 31, 2018 the Company issued 350,000 shares of its common stock for services provided by the directors, officers and consultants of the Company with the total value recorded at $59,500 based on the market trading price of the issuance date.

On November 2, 2017 the Company issued 3,172,269 shares of its common stock to Rand Energy. No value was assigned to these shares, as Rand Energy did not have any assets. These shares together with the 827,721 shares of common stock initially owned by Rand Energy and recorded as the Company’s treasury shares, were transferred to the 49% shareholders of Rand Energy, as consideration for purchase of all of their 49% interest in Rand Energy, resulting in the Company owing 100% equity interest of Rand Energy.

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
3,700,000

On January 1, 2017, REGI granted an aggregate of 3,500,000 common stock options for services. These options vest upon grant, expire on January 1, 2022 and are exercisable at the following prices:

Options	Exercise price
2,500,000	$0.10
300,000	$0.20
300,000	$0.35
300,000	$0.50
100,000	$0.75
3,500,000

A summary of REGI’s stock option activities for the nine months ended January 31, 2018 and the year ended April 30, 2017 are as follows:

	Nine months Ended		Year Ended
	January 31, 2018		April 30, 2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	9,138,000	$0.31	1,938,000	$0.15
Granted	-	-	7,200,000	0.36
Exercised	(155,000)	0.10	-	-
Expired	(803,000)	0.10	-	-
Outstanding at end of period	8,180,000	0.35	9,138,000	0.31
Exercisable at end of period	7,445,000	$0.35	7,684,500	$0.34

The weighted average remaining contractual life of the options was 3.27 and 3.61 years at January 31, 2018 and April 30, 2017 respectively.

At January 31, 2018 and April 30, 2017, the Company had $Nil and $28,740 of total unrecognized compensation cost related to non-vested stock options and warrants, respectively. The intrinsic value of “in the money” exercisable options at January 31, 2018 and April 30, 2017 was $68,000 and $145,580, respectively.

7.	Subsequent Events

Subsequent to January 31, 2018, a total of 2,960,000 shares of the Company’s common stock were issued to the management and key consultants and employees of the Company.

Subsequent to January 31, 2018, a total of 272,397 and 440,966 shares of the Company’s common stock were issued for convertible promissory notes at $0.08 and $0.10 per share, respectively.

Subsequent to January 31, 2018, the Company issued Convertible Notes for cash proceeds of $20,000, service debt provided by related parties of $12,420, and service debt provided by non-related parties of $38,238. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date.

On March 1, 2018, REGI granted an aggregate of 1,400,000 common stock options for services. These options vest upon grant, expire on March 1, 2023 and are exercisable at the following prices:

Options	Exercise price
450,000	$0.10
250,000	$0.20
125,000	$0.35
125,000	$0.50
100,000	$0.75
100,000	$1.00
125,000	$0.75
125,000	$0.75
1,400,000

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

Rand Energy previously owned and transferred its intellectual and marketing rights to the original RadMax technology to Reg Tech. Effective November 2, 2017, we issued 3,172,269 shares of our common stock to Rand Energy. These shares together with the 827,721 shares of our common stock initially owned by Rand Energy and recorded as the Company’s treasury shares, were transferred to the 49% shareholders of Rand Energy, as consideration for purchasing all of their 49% interest in Rand Energy, resulting in the Company owing 100% equity interest of Rand Energy. This agreement with the 49% shareholder of Rand Energy settles any and all potential claims between the companies and any of Rand Energy’s previous shareholders.

Minewest is engaged in the business of acquisition and exploration of mineral properties. Minewest owns a 70% interest subject to a 10% Net Profits Interest in mining property in British Columbia. As at the date the asset purchase and the date of this report, Minewest is inactive due to lack of funding.

Going Concern

We incurred net losses of $1,611,269 for the nine months ended January 31, 2018 and have a working capital deficit of $372,111 and an accumulated deficit of $22,669,439 at January 31, 2018. Further losses are expected until we enter into licensing agreements of our technologies. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for Nine months Ended January 31, 2018 Compared to the Nine months Ended January 31, 2017

The asset purchase from Reg Tech is accounted for as a reverse merger recapitalization wherein Reg Tech is considered to be the accounting acquirer. The prior year results of operations and cash flows are those of Reg Tech.

We had a net loss of $1,611,269 during the nine months ended January 31, 2018, increased from net loss of $57,384 during the nine months ended January 31, 2017 when we had very limited cash available for maintenance of our public compliance requirements.

We incurred research and development expenses of $603,191 in the nine months ended January 31, 2018, and no such expenses in the nine months ended January 31, 2017.

During the nine months ended January 31, 2018 we incurred interest and finance expense of $477,337 on outstanding secured convertible promissory notes and $1,080 on a promissory note. We did not incur interest expense in the nine months ended January 31, 2017.

Total general and administrative expenses increased from $57,384 in the nine months ended January 31, 2017 to $529,661 in the nine months ended January 31, 2018, as we had more funds available and expanded our operations in the current period.

Results of Operations for Three months Ended January 31, 2018 Compared to the Three months Ended January 31, 2017

The asset purchase from Reg Tech is accounted for as a reverse merger recapitalization wherein Reg Tech is considered to be the accounting acquirer. The prior year results of operations and cash flows are those of Reg Tech.

We had a net loss of $672,248 during the three months ended January 31, 2018, increased from net loss of $22,516 during the three months ended January 31, 2017 when we had very limited cash available for maintenance of our public compliance requirements.

We incurred research and development expenses of $203,201 in the three months ended January 31, 2018, and no such expenses in the three months ended January 31, 2017.

During the three months ended January 31, 2018 we incurred interest and finance expense of $280,777 on outstanding secured convertible promissory notes and $360 on a promissory note. We did not incur interest expense in the three months ended January 31, 2017.

Total general and administrative expenses increased from $22,516 in the three months ended January 31, 2017 to $187,910 in the three months ended January 31, 2018, as we had more funds available and expanded our operations in the current period.

Liquidity and Capital Resources

During the nine months ended January 31, 2018, we used $886,230 in operations, financed our operations mainly with proceeds of $1,027,845 from issuance of secured convertible promissory notes and $15,500 from option exercises, and paid $14,152 for redemption of convertible promissory notes.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the nine months ended January 31, 2018, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended January 31, 2018, the Company issued Convertible Notes for cash proceeds of $1,027,845, settled accounts payable from previous years of $17,436, service debt provided by related parties of $88,768, and service debt provided by non-related parties of $206,523 of which $62,600 was finders’ fee for cash based Convertible Notes recorded as discount to these Convertible Notes. Subsequent to January 31, 2018, the Company issued Convertible Notes for cash proceeds of $20,000, service debt provided by related parties of $12,420, and service debt provided by non-related parties of $38,238.

The convertible notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date.

As of the date of this report, $17,436, $40,000, $1,332,760, $60,000 and $100,000 of the promissory notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.174, $0.12, $0.10, $0.09 and $0.08 per share respectively.

On November 2, 2017 the Company issued 3,172,269 shares of its common stock to Rand Energy, which shares were transferred to the 49% shareholders of Rand Energy as part of the consideration for purchase of all of their 49% interest in Rand Energy.

Subsequent to January 31, 2018, a total of 2,960,000 shares of the Company’s common stock were issued to the management and key consultants and employees of the Company for their research and development as well as support efforts for the Company’s technologies.

Subsequent to January 31, 2018, a total of 272,397 and 440,966 shares of the Company’s common stock were issued for convertible promissory notes at $0.08 and $0.10 per share, respectively.

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

March 26, 2018

REGI U.S., INC.

/s/ Paul Chute
Paul Chute
President and Chief Executive Officer

