Form 10-K
period 2018-04-30
REGI U S INC
filed 2018-08-13
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares issued and outstanding of the issuer’s common stock, no par value, as of August 13, 2018 was 99,838,844.

State the aggregate market value of the voting and non-voting common equity computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,748,044 as of October 31, 2017.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company”,“RadMax”, RadMax Technologies, Inc., and “REGI” mean REGI U.S., Inc., unless otherwise indicated.

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

Business of the Company

Overview and History

RadMax, is a wholly owned subsidiary of REGI U.S., Inc., based in Spokane, Washington. It is a technology and product development company that is designing, building and proving the functionality of a family of smaller, lighter and more energy-efficient axial vane, rotary engines, compressors, pumps and gas expanders for, commercial, residential and government applications. Our focus is on developing innovative devices that reduce carbon footprint, device size, weight and parts count, while increasing fuel and manufacturing efficiencies over incumbent technologies. Our proprietary sliding axial vane technology, enables our devices to deliver high output to weight ratios making them easily scalable from small to very large. We intend to develop and market these devices in cooperation with our industry, government, and private investor partners. We are initially focused on applications that are new and disruptive, in that they are more efficient, environmentally friendly, compact and cost-effective while offering a broader operational range than those currently available.

Our patented RadMax sliding axial vane technology, has vanes that form chambers on both sides of the rotor, the volume of these chambers change as the vanes follows along the cam profile. This results in alternately compressing and expanding vapors / fluids at both cam locations offering the following key advantages over competitive devices:

●	Compact design with high output to size and weight ratios
●	Simple operation, low parts count and fewer moving parts
●	The option of integral electricity generation
●	Easily scalable from small to very large
●	Able to operate at much lower temperatures and pressures than incumbent devices, dramatically broadening the range of potential market applications

From our headquarters in Spokane, WA, we are working with our engineering staff, as well as outside engineering and business consultants, to design, build, and commercialize these devices. Our goal is to license or sell RadMax technology and/or participate in joint ventures to manufacture RadMax products for a broad spectrum of industries and applications. Examples of industries and applications that could benefit from our technology include (but are not limited to); transportation, aerospace, air conditioning and refrigeration, oil and gas production and distribution, power generation, water desalination and purification, pumps, commercial building dehumidification / CO₂ removal, and military markets. In addition to its potential use as prime mover, the RadMax technology design is being employed in the development of several types of compressors, pumps, and gas expanders.

To date, several gas expander prototypes have been built and are involved in on-going bench scale testing. Additional prototype development and testing is underway. This testing is aligned with the specifications provided in several Department of Energy (DOE) / Pacific Northwest National Laboratory (PNNL) grant proposals, or through discussions with the large A/C, refrigeration Original Equipment Manufacturers (OEM’s). We plan for this work to continue until a commercially feasible design is built, tested and sold into a specific market application. However, there is no assurance at this time that such commercially feasible designs will ever be perfected or will become profitable. If a commercially feasible design is perfected, we expect to derive revenues from licensing the RadMax technology, selling the rights to specific applications and markets, selling our intellectual property, or selling the company. However, there is no assurance at this time that revenues will ever be received from any of the aforementioned revenue paths, even if it does prove to be commercially feasible.

Based on our prototype testing and modeling we believe that multiple markets exist for RadMax rotary devices. We also believe that these devices can be produced at competitive prices, and provide a combination of energy utilization efficiency, power density and flexibility

Technology Overview

RadMax patented technology is a family of smaller, lighter and more energy-efficient engines, compressors, pumps, gas expanders and combined devices designed for simplicity, efficiency and power. Our devices are easily configurable to meet the needs of diverse applications and requirements.

The RadMax rotary principle is unique. As many as 12 straight vanes reciprocate parallel to the axis of rotation through a rotor and compress or expand fluids in the same manner as reciprocating piston devices. The rotating, reciprocating vanes follow the sinusoidal surfaces of stationary cams in the end housings, forming chambers on both sides of the rotor between the rotor, stator walls and vanes. The chamber volume changes as the vane follows along the cam profile during the rotor’s revolution, resulting in alternately compressing and/or expanding fluids at both cam locations, depending on the device’s application. The desired device configuration is achieved by simply changing the cam profile and / or intake and exhaust porting locations in the cam instead of having to use complicated valve systems.

Unlike piston devices, a minimum of energy is lost due to reciprocating motion and accelerations. Because the upper and lower faces of the rotor are 90-degrees out of phase, and the vanes move parallel to the direction of rotation, a RadMax device is always balanced and exhibits nominal vibration.

Simply changing the cam profile and / or intake and exhaust porting locations, a RadMax device can be designed as an internal combustion engine, compressor, pump, gas expander, or a combination of these functions.

A RadMax device is combination of four distinct sections; two intake and discharge cycles on each cam. This unique design allows for each of these sections to be independently configured with different combinations of compression and expansion ratios allowing for such things as multi-stage expansion / compression by porting one section output into and between the different sections.

A truly unique capability of our technology design is the ability to combine more than one machine function into a single RadMax device. The RadMax mechanism is comprised of two cams connected by a common driveshaft in a single housing. By using separate vane actuator systems, it is possible to have two separately functioning cam cycles – for example an engine, pump, compressor, or gas expander – in the same device. The resulting compact device provides increased flexible functionality and high performance in a smaller footprint than two separate devices. These characteristics make RadMax combined-cycle devices well suited for applications with weight restrictions and limited space, such as the RadMax external combustion engine, auxiliary and backup power generation, waste heat recovery, portable pumps, compressors and generators, and gas system throttling loss recovery.

Additionally, because of its unique rotary design, it is possible to design electricity generation components directly into and as part of the RadMax device, thus eliminating the need and space for a separate generator. Incorporating an integrated generator into RadMax engines and gas expanders allows for the option to utilize all of the device’s power to generate electricity or use some or all of it to power other devices through its shaft.

As an engine, RadMax devices provide power through the expansion of gases, which in turn is converted to shaft torque. When configured as an internal combustion four-stroke engine, combustion occurs within the device’s internal combustion chamber. The hot, pressurized gases cause the rotor to revolve, releasing energy through expansion as the combustion chamber increases in volume. Because the RadMax design can have up to 12 vanes, the engine generates an incredible 24 power strokes per rotation, 12 on the upper side of the rotor and 12 on the lower side. Due to this efficient design, a RadMax internal combustion engine will produce four times the horsepower per revolution compared to an equivalent-displacement four-cycle piston engine. The RadMax external combustion engine is a low-pressure Brayton cycle engine that uses a gas expander rather than a traditional turbine. Various prototype engines for both diesel and spark-ignition configurations have been built ranging from 10 to over 300 horsepower.

Products and Applications

RadMax Compressed Gas Expander

The RadMax compressed gas expander is a positive-displacement device that is uniquely able to capture both kinetic and pressure-volume energy and convert it to rotational power in compressed gas expansion applications. This power can then be used to drive other devices such as compressors and electrical generators. Additional efficiency can be gained by incorporating electric power generation directly into the gas expander.

Key Advantages:

●	Able to efficiently expand low density gases
●	Developed torque can be used to internally generate electricity or drive an external device
●	Variable expansion ratios possible
●	Able to achieve higher work efficiencies at lower speeds
●	Easily scalable from small to large devices
●	Use can decrease electricity consumption in the USA by $5 to $15 billion.
●	Use can reduce CO₂ emissions by over 100 million tons in the USA alone.

Applications:

The RadMax gas expander, when paired with a generator can replace less efficient devices such as the throttling valves in air conditioning and refrigeration systems. The incumbent free gas expansion valves and mechanical throttling valves are not capable of capturing available pressure energy. The RadMax compressed gas expander is also used as the turbine component in the RadMax expander engine, it is used to capture lost energy in natural gas pipelines and throttling stations, and is used to generate electricity from flare gas, solar, and geothermal sources.

We are currently focused on designing and building prototype devices targeted for use in the air conditioning / refrigeration and natural gas distribution industries. When used these devices can significantly reduce electric power requirements and associated CO₂ emissions. RadMax is currently partnering with the DOE via PNNL on a variety of Solar Energy Technology Office (SETO), Geothermal Technology Office (GTO), and Building Technology Office (BTO) grant proposals and projects.

RadMax is also actively soliciting industry leading corporations to evaluate and commercialize these products in their current and future product designs. Several of these companies are supporting the proof of concept projects underway with the DOE and PNNL.

RadMax Compressor

The RadMax positive displacement compressor incorporates the advantages of both positive displacement and centrifugal compressors by utilizing the volumetric energy of a positive-displacement compressor and the kinetic energy of a centrifugal compressor to pressurize a gas. A combination of four distinct sections, this unique design allows for each section to be configured with a different compression ratio and allows multi-stage compression in one device.

Key Advantages:

●	High internal compression ratios possible
●	High volume output to size ratio
●	Able to efficiently compress low density gases
●	Better handle entrained liquids in compressed gases (2 Phase)
●	Compressors are easily scalable from small to very large

Additionally, the inherent design of the RadMax sliding vane principle lends itself to better handle two-phase (liquid/vapor) fluids, improved efficiency for enhanced refrigeration and steam cycle applications all of which are targeted end uses.

RadMax is also actively soliciting industry leading corporations to evaluate and commercialize these products in their current and future product designs. Several of these companies are supporting the proof of concept projects underway with the DOE and PNNL.

Applications:

Compressing refrigerants for industrial, commercial, residential and automotive air conditioning systems; industrial gas compressing; natural gas field and pipeline gas compression; low density gas to high pressure. The RadMax compressor is being tested in DOE SETO and GTO projects that use metal Organic Framework Materials (MOF’s) as sorbents for a thermal compressor and for a novel dehumidification / CO₂ capture system. The RadMax compressor is used to pull a vacuum on these sorbents which dramatically improves loading / unloading efficiency significantly increasing productivity while lowering the cost of the process.

RadMax Combined Function Devices:

A unique attribute of the RadMax technology is the ability to combine more than one machine function into a single device. The combined function device is comprised of two cams connected by a common driveshaft in a single housing. By using separate vane actuator systems, it is possible to have two separately functioning cam cycles (i.e. engine, pump, compressor, or gas expander) in the same device.

Key Advantages:

●	Increased design flexibility and functionality
●	Compact size with high performance
●	Reduced size, weight, parts count and cost
●	Rapid field change-out capability
●	Scalable from small to very large devices
●	Can utilize Brayton, Rankine and Organic Rankine cycles

Applications:

RadMax external combustion engines, applications with limited space and weight restrictions such as auxiliary and backup power generation, waste heat recovery, portable pumps, compressors, generators, and compressed gas system throttling energy recovery for A/C and refrigeration systems.

RadMax Pump

The RadMax positive displacement pump pairs the high-volume capacity of positive displacement pump with the simplicity and efficiency of a centrifugal pump. A RadMax pump is able to utilize the volumetric displacement energy of the fluid and the kinetic energy of the vane action. This results in an extraordinarily energy efficient pump. A combination of four distinct sections, this unique design allows for different pumping actions or flow rates/streams in one device.

Key Advantages:

●	Creates high output volume to size and weight ratios
●	Better handling of gas-entrained liquids
●	Self-priming & auto re-priming
●	Can operate as a boost or lift pump
●	Multiple smooth pumping actions per rotation
●	Scalable from small to very large devices

RadMax has actively pursued the development of the RadMax pump by offering an exclusive license, to make and sell these devices, in return for their product development funding.

Applications:

Because of its efficient, high-volume output, the RadMax pump is well suited for fire protection; water and flood control; irrigation; marine; water treatment; oil and gas industry down hole and subsea; industrial processes; heavy industry and construction; and portable pump applications.

RadMax Internal / External Combustion Engines:

We believe that the RadMax internal and external combustion engines can achieve improved fuel and mechanical efficiencies when compared to traditional combustion engine designs, based on the inherently efficient design and thermodynamic characteristics of the engine. A higher expansion to compression ratio is possible with our internal combustion engine design resulting in increased fuel efficiency.

The RadMax engine is characterized by high torque, compact size, and a high horsepower-to-weight ratio, making it an ideal option for various transportation, and power generation applications. Long service life, low power-to-weight ratio, and increasing environmental concerns and regulations are prompting a second look at the viability of gas turbine engines for more mainstream applications. A gas turbine engine’s optimized combustion produces fewer total emissions than internal-combustion engines. However, their lower operating efficiencies and higher operating and capital costs are impediments to their increased use.

A RadMax “external” combustion expander (turbine) engine incorporating RadMax’s higher efficiency, positive displacement compressors and gas expanders, coupled with an optimized external combustor, can significantly improve fuel and energy extraction efficiency over existing gas turbine engines. Having true “multi-fuel” capability, the RadMax turbine engine would be well suited for hybrid engine and power generation applications. We are seeking co-development partners to move further engine development forward.

Key Advantages:

●	Compact size & weight (~25% of comparable hp piston)
●	High power to weight ratio (>1 hp/lb)
●	High internal expansion ratios possible
●	Continual, smooth rotary motion
●	Easily scalable 20 – 1,500hp
●	Low part count and fewer moving parts; conducive to rapid change-out replacement, reduced maintenance costs and increased reliability

Applications:

Primary and backup power generation; automotive & truck, aviation, marine and industrial applications prime mover; hybrid vehicles

Patents

As at April 30, 2018 and the date of this report, we have the following patents (issued, pending, & provisional:

●	REGI U.S., INC. 2011. “Axial Vane Rotary Device and Sealing System”. Patent No.: 7,896,630, US.
●	REGI U.S., INC. 2013. “Vane Type Rotary Apparatus with Split Vanes”. Patent No: 2,496,157, CA.
●	REGI U.S., INC. 2017. “Electricity Generator and Methods for Generating Electricity”. Patent Application No.: 15/669589, US.
●	REGI U.S., INC. 2017. “Prime Mover Assemblies and Methods”. Patent Application No.: 15/669,625, US.
●	REGI U.S., INC. 2017. “Rotary Devices Having Variable Compression and Expansion Ratios”. Provisional Patent Application No. 62/552,287, US.
●	REGI U.S., INC. 2018. “Prime Movers, Pumps and Compressors Having Reciprocating Vane Actuator Assemblies and Methods”. Patent Application No.: 15/946,147, US.
●	REGI U.S., INC. 2018. “Modified Two Phase Refrigeration Cycle”. Provisional Patent Application No. 62/635,457, US.
●	REGI U.S., INC. 2018. “Modified Two Phase Steam Cycle”. Provisional Patent Application No.: 62/622,735, US.

Recent Developments

Grid Adapting Power, Cooling, and Desalination System for Geothermal Resources:

We are partnering with PNNL on a water desalination grant proposal as well as a HARP desalination plus power generation grant proposal from the DOE. These projects utilize RadMax expanders and compressors to increase overall efficiency and lower the Levelized Cost of Water (LCOW) to approximately half what the average municipality pays in the USA. Such projects allow us to construct a proof-of-concept device that can then be used to demonstrate the inherent advantages of our technology to OEM’s in the refrigeration, A/C, cold storage, and natural gas transportation / distribution industries. The expander will be used to power a generator on the HARP system pilot plant prototype at PNNL. The HARP system uses a low-quality heat source such as solar, geothermal, or waste process heat to generate electricity to either generate electricity or potable water dependent on market needs and economics.

If successful with the DOE / PNNL grant proposals we expect to fund the design, construction and testing of two RadMax devices in a pilot plant demonstration system by the end of 2019.

Oil and Gas Industry Water Purification Demonstration Project Negotiations

Initial conversations have begun with a major Canadian oil and gas company to fund the development of a demonstration plant that utilizes PNNL’s desalination / water purification technology to reduce water purification / desalination costs, improve steam quality critical for maximizing oil extraction and to efficiently remediate contaminated sources of water for re-introduction into the environment. If successful, this demonstration plant will be the springboard for launching the technology for similar oil and gas applications globally.

Natural Gas Industry Gas Expander Demonstration Project Negotiations

Initial communications have begun with a major private natural gas production company to develop a demonstration project utilizing the RadMax expander for generating electricity from pressure letdown points along natural gas pipelines. The RadMax expander is able to capture some of the energy normally lost by the “throttling” pressure relief valves it is designed to replace and convert that energy into electricity or shaft power. Replacing the “non-energy generating” throttling pressure relief valves along global natural gas distribution networks has the potential to generate billions of dollars of electricity and save millions of tons of CO2 emissions.

Air Conditioning / Refrigeration System OEM Collaboration

Collaborations have begun with leading OEM’s in the refrigeration / cooling / cold storage industry to define specifications, economics and performance requirements for the adoption of RadMax expanders and compressors into their system designs. A large A/C, cooling OEM has agreed to donate A/C equipment to facilitate refrigerant based testing at our Spokane testing facility.

Completed Spin Testing of the RadMax 375 hp Diesel Engine.

Pre-combustion spin testing of the 375 hp diesel engine was successfully completed. Mechanical and compression test results were all found to be within expected ranges. Additional components will need to be designed before combustion tests can be initiated. Due to the expensive and time-consuming nature of introducing and integrating new technologies into the North American automotive industry all future development efforts have been placed on hold until a suitable co-development partner can be found.

Expanded Technical Staff

Increased interest in our products and accelerated product development activities resulted the hiring of two fulltime engineers. These additions to our staff not only allow for faster product development, but also reduce our reliance on outside consultants and machine shops.

New Corporate Officers

The retirement of Paul Chute, our CEO on April 30, 2018 resulted in the promotion on Michael Urso, formerly COO to the position on CEO. During the same time period the Company replaced our Canadian, contracted CFO with Jeff White, a Spokane based CFO with extensive experience with local startup companies.

Expander Performance Modeling

Expander and compressor configuration, performance and design modelling has been extensively utilized to maximize our resources while reducing cost and the number of device iterations milled during the product development and testing process. Additionally, comprehensive modeling has used to design and develop two-phase fluid (vapor / liquid) capability to our expanders and compressors.

Natural Gas Meter Power Module Proposal

Initial discussions have been initiated, under a Non-Disclosure Agreement (NDA) with a major, North American based utility metering OEM about developing a demonstration gen-set device for residential and commercial natural gas meters. Smart gas meters that are able to remotely communicate gas consumption and meter status are quickly being adopted by global utilities. Current smart meters require the use of a non-recharging battery to power the meter limiting its functionality and requiring periodic replacement. In the same manner as at other locations along the natural gas distribution system, a RadMax expander at residential and commercial installations is able to generate enough electricity from the gas flow through the meter to not only charge the smart meter’s battery, but also expand the functionality of the meter. In higher gas use residential, commercial and industrial installations, enough electricity is generated to justify the cost of putting the excess electricity back into the electrical grid, reducing the net cost of the gas and reducing utility electricity generation requirements.

Generator OEM Collaboration

Initial discussions have been made with a global, electrical generator OEM to collaborate on the design and integration of electric power generation in to RadMax devices. In addition to providing market, economic, engineering and design expertise the OEM will also provide compatible external generators for use with RadMax expanders.

Competition and Alternative Technologies

We currently face and will continue to face pressure from established companies that desire to develop, manufacture and sell products that offer the same advantages as our devices. While currently, not a highly competitive business, in terms of the number of competitors, the business of developing innovative lower cost, higher efficiency, and higher performing technologies is nonetheless difficult because most existing producers are large, well-financed, and have an established market presence that they will aggressively defend. For these reasons we are more inclined to initially manufacture and sell devices to demonstrate proof-of-concept after which time we plan to contract manufacture, sell licenses to applications / geographies, and / or sell our IP / company. The development of our business and its ability to maintain its competitive, and technical position will continue to depend upon our ability to attract investors and to retain qualified; engineering, financial, and managerial personnel.

Our guiding business strategy is to develop RadMax technology products for applications that are either looking for a solution, or where our product offers significant advantages in performance and / or financially over incumbent products. This strategy implies that our co-development industry partners will be “early adopters” looking for new “green” products to enhance their market position, broaden their product line, and increase their market share and margins.

Environmental Matters

Laws and regulations relating to protection of the environment have not had a material impact on our business.

Availability of Raw Materials

Since we only intend to manufacture prototype devices used to demonstrate proof-of-concept, raw materials are not a major concern. That said, it is important to note that a key responsibility during the design of any prototype is to always consider raw material function, performance, availability and cost, to ensure that the device performs as designed and achieves projected cost targets. Once proof-of-concept is achieved it is our intention to contract out manufacturing to increase efficiency and production capacity, while reducing lead times and material costs. At this time, using current materials of construction, there does not appear to be any foreseeable problem obtaining any materials or components.

Marketing Strategy

Over the past two years we have built prototypes of the compressed gas expander, as well as an internal combustion diesel engine. Since it is extremely difficult, time consuming and expensive to gain traction in the internal combustion engine markets we have focused our efforts on producing proof-of-concept gas expanders and / or generators targeted for the air conditioning, refrigeration, and power generation markets. Specifically, we intend to introduce innovative new devices that capture lost energy that can be sold back into the grid, used to power Smart devices, used to recharge batteries, or used to power parasitic devices, all of which significantly reduce energy consumption / operating costs. Our devices capture some of the energy lost in the compression phase of these cycles by generating electricity or torque during the expansion (let down) portion of the cycle. We are currently collaborating with the PNNL on several DOE grants that are focused on improving efficiency and / or decreasing operating costs in the refrigeration and power generation markets. Our goal is to develop a demonstration expander-generator that is compatible with refrigerants used in air conditioning, refrigeration, and refrigerant based ORC systems. These ORC systems use a low temperature heat source such as solar, geothermal, or other waste process heat for power to drive a wide variety of power generation, refrigeration, air conditioning, and water desalination / purification applications. Additionally, slightly modified versions of the same device can extract megawatts of “lost” power by replacing throttling valves on compressed natural gas pipelines, or significantly improve the efficiency of steam power plants by reducing fossil fuel consumption and the associated CO2 emissions.

Our marketing plan is to develop prototype expanders for the wide range of refrigeration applications, quickly followed by a line of expanders for the natural gas transportation industry. These devices are very energy efficient as they capture some of the energy lost in the compression cycle. That captured energy is then used to power Smart and / or parasitic devices or allow for the sale of the power back to the utility. We plan to manufacture the initial proof-of-concept devices in order to gain traction in these markets before either moving to a contract manufacturer, licensing the technology for each potential market / geographic area, or selling the company. In order to continually evolve the technology RadMax intends to design, manufacture and sell custom devices into specialty, lower volume, high value applications through the use of inhouse and third-party manufacturing.

We are currently focused on capitalizing on the RadMax expander’s unique capability to capture and covert, to usable work normally “lost” energy by pressure regulating throttling valves. The use of this energy can contribute significantly to the overall efficiency and operating cost structure of the host system. We have identified air conditioning/refrigeration and natural gas distribution applications as high value market targets. We are consequently working with the DOE and PNNL as well as industry OEM’s in these two areas to develop demonstration projects for our technology.

RadMax Marketing Objectives are to:

A.	Market to high volume OEM’s using performance data extracted from a series of pilot plant trials to encourage them to tailor the design for incorporation into existing and next generation systems / products.
B.	Manufacture our devices in-house for the short-term and as volumes increase through third parties, for sale to OEMs to be incorporated into their products.
C.	RadMax plans to design and sell directly into niche markets in order to keep evolving and expanding the technology.
D.	License the technology to high volume manufacturers who prefer to manufacture our devices themselves or through their existing supply channels.
E.	Sell the technology rights to specific markets and / or geographies.
F.	Sell the entire company to a qualified buyer once the technology has traction in targeted markets.

Dependence on Certain Commercial Agreements

We do not have any material agreements upon which we are dependent.

Royalty Payments

No royalties have been awarded in relationship to our currently active patents.

Research and Development

We employ and contract with individuals to perform the research and development work.

Employees

During the year ended April 30, 2018 we had seven full time employees. We also rely on several experienced contractors for engineering, business and manufacturing support.

ITEM 1A RISK FACTORS

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

We have no assurance at this time that a commercially feasible design will ever be perfected, or if it is, that it will become profitable. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The RadMax which we are developing must be technologically superior or at least equal to other devices that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or potential licensees will be able to achieve and maintain end user acceptance of our engine.

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

We have a history of operating losses, and an accumulated deficit, as of April 30, 2018, of $24,063,399. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

Our future revenues and profitability are unpredictable. We currently have no signed contracts that will produce revenue and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

We have no assurance that our products will receive market acceptance.

Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The RadMax technology which we are developing must be technologically superior or at least equal to other products our competitors offer and must have a competitive price/performance ratio to adequately penetrate our potential markets.

Our officers lack experience to manufacture or market our products.

Assuming we are successful in developing RadMax devices, we presently have no proven ability either to manufacture them. There is no assurance that we will be able to profitably manufacture and market engines.

Our auditors have indicated that our losses raise substantial doubt about our ability to continue a going concern.

The report of our independent auditors with respect to our financial statements for the year end April 30, 2018 includes a “going concern” qualification, indicating that our losses and deficits in working capital and shareholders’ equity raise substantial doubt about our ability to continue as a going concern.

We are dependent upon certain members of our staff, the loss of which could adversely affect our business.

We are dependent on certain members of our management and engineering staff, the loss of services of one or more of whom could adversely affect our business. The loss of any of these key individuals could hamper the successful development of RadMax technology. Our present officers and directors have other full or part-time interests unrelated to our business. Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only. We do not have “key man” life insurance on such officers and currently have no plans to obtain such insurance. Our success also depends on our ability to attract and retain additional skilled employees and advisors.

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

While not a highly competitive business in terms of numbers of competitors, the business of developing engines of a new design and attempting to either license or produce them is nonetheless difficult because most producers are large, well-financed companies which are very concerned about maintaining their market position. These companies possess greater technical resources and market recognition than us, and have management, financial and other resources not yet available to us. Existing technology are likely to be perceived by many customers as superior or more reliable than any new product until it has been in the marketplace for a period of time. There is no assurance that we will be able to compete effectively with these companies.

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

Our future success may be dependent on the success of our products and services. The success of our business depends on a variety of factors, including:

●	The quality and reliability of our products and services
●	Our ability to develop new products and services superior to that of our competitors
●	Our ability to establish licensing relationships and other strategic alliances
●	Our pricing policies and the pricing policies of our competitors
●	Our ability to introduce new products and services before our competitors
●	Our ability to successfully advertise our products and services
●	General economic trends

We may be affected by other factors which may have an adverse effect on our business.

Our areas of business may be affected from time to time by such matters as changes in general economic conditions, changes in laws and regulations, taxes, tax laws, prices and costs, and other factors of a general nature which may have an adverse effect on our business.

Insurance coverage, even where available, may not be sufficient to cover losses we may incur.

We seek to minimize any losses we may incur through various insurance contracts from third-party insurance carriers. However, our insurance coverage is subject to large individual claim deductibles, individual claim and aggregate policy limits, and other terms and conditions. We cannot assure that our insurance will be sufficient to cover our losses. Any losses that insurance does not substantially cover could have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot assure that we will be able to obtain comparable insurance coverage on favorable terms, or at all, in the future.

We must successfully maintain and/or upgrade our information technology systems and software licenses, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

We rely on various information technology systems to manage our operations. Over time, we have implemented, and we continue to implement, modifications and upgrades to such systems, including changes to legacy systems, replacing legacy systems with successor systems with new functionality, and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition or results of operations.

We may not achieve our publicly announced milestones on time.

From time to time, we may publicly announce the timing of certain events we expect to occur. These statements are forward-looking and are based on the best estimate of management at the time relating to the occurrence of such events. However, the actual timing of such events may differ from what has been publicly disclosed. The timing of events may ultimately vary from what is publicly disclosed. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, after the distribution of this AIF, except as otherwise required by law. Any variation in the timing of certain events having the effect of postponing such events could have a material adverse effect on the Corporation’s business plan, financial condition or operating results.

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

The following table sets forth the high and low closing prices for our common stock as reported on the OTC Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

	High	Low
	$	$
Quarter ended April 30, 2016	0.06	0.02
Quarter ended July 31, 2016	0.02	0.01
Quarter ended October 31, 2016	0.15	0.02
Quarter ended January, 2017	0.11	0.06
Quarter ended April 30, 2017	0.25	0.06
Quarter ended July 31, 2017	0.20	0.12
Quarter ended October 31, 2017	0.20	0.13
Quarter ended January 31, 2018	0.29	0.11
Quarter ended April 30, 2018	0.17	0.08
Quarter ended July 31, 2018	0.13	0.07

The following table shows the high and low closing prices of our stock traded on the OTC Board during the most recent 15 months, for each month as follows:

	High	Low
	$	$
May, 2017	0.19	0.12
June, 2017	0.20	0.15
July, 2017	0.19	0.15
August, 2017	0.19	0.14
September, 2017	0.20	0.13
October, 2017	0.20	0.15
November, 2017	0.20	0.13
December, 2017	0.29	0.14
January, 2018	0.20	0.11
February, 2018	0.17	0.12
March, 2018	0.13	0.08
April, 2018	0.12	0.08
May, 2018	0.12	0.08
June, 2018	0.13	0.07
July, 2018	0.13	0.08

Holders

As of August 13, 2018, there were 99,838,844 shares of common stock outstanding, held by 860 shareholders of record.

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

Recent Sales of Unregistered Securities

During the twelve months ended April 30, 2018 related party convertible promissory notes of $126,152 and accrued interest of $10,931 were converted into a total of 1,369,964 shares of REGI’s common stock at $0.10 per share, and convertible promissory notes of $755,185 and accrued interest of $41,173 were converted into a total of 1,054,779 shares of REGI’s common stock at $0.755 per share.

During the twelve months ended April 30, 2018 non-related party convertible promissory notes of $531,940 and accrued interest of $26,569 were converted into 5,630,543 shares of common stock at $0.10 per share, principal of $3,848 and accrued interest of $623 were converted into 55,892 shares of common stock at $0.08 per share, principal of $10,000 and accrued interest of $879 were converted into 99,661 shares of commons stock at $0.12 per share.

During the year ended April 30, 2018 the Company issued Convertible Notes for cash proceeds of $1,212,849, settled accounts payable from previous years of $17,436, service debt provided by related parties of $131,577, and service debt provided by non-related parties of $182,696.

During the twelve months ended April 30, 2018 the Company issued 3,310,000 shares of its common stock for services provided by the directors, officers, employees and consultants of the Company with the total value recorded at $562,700 based on the market trading price as of the issuance date.

Between May 1, 2018 and August 10, 2018, the Company issued Convertible Notes for cash proceeds of $90,000, service debt provided by related parties of $27,932 and service debt provided by non-related parties of $16,357. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date.

Between May 1, 2018 and August 13, 2018, a total of 140,261 shares of the Company’s common stock were issued for Convertible Promissory notes at $0.10 per share

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion should be read in conjunction with audited financial statements of the Company and the related notes that appear elsewhere in this annual report.

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

Our early engineering and development work have not yet produced revenues and we have a working capital deficit. We have incurred net losses to April 30, 2018 totaling $24,063,399 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2018, we had working capital deficiency of $921,824. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional funds or develop a market for our products.

Results of Operations

Results of operations for the year ended April 30, 2018 compared to the year ended April 30, 2017

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

Management continues to expanded its research and development efforts and administrative support with the increased success in financing the required expenditures. As a result, research and development expenses increased from $136,168 in 2017 to $804,035 in 2018, and general and administrative expenses increased from $158,135 in 2017 to $1,470,917 in 2018.

Our basic and diluted loss per share was $0.03 for 2018 and $0.01 for 2017.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended April 30, 2018 the Company issued Convertible Notes for cash proceeds of $1,212,849, settled accounts payable from previous years of $17,436, service debt provided by related parties of $131,577, and service debt provided by non-related parties of $182,696.

During the year ended April 30, 2017 we issued Convertible Notes for cash proceeds of $258,000 and settled debt of $741,941 with related parties at a loss of $13,244.

As of April 30, 2018 and 2017, the total amount owed to related parties was $106,823 and $77,560 representing 10.07% and 26.07% of our current liabilities respectively. This funding was necessary to complete the RadMax® engine and place the Company in a position to attain future profit.

The balances owed to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

As of April 30, 2018, we had a working capital deficiency of $921,824. We will raise additional funds from equity and debt financing.

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

We anticipate that our cash requirements for the fiscal year ending April 30, 2019 will be around $1,100,000. Research and development costs are identified as Engineer design, prototype fabrication, and labor expense, and are estimated to be $750,000 over the next 12 months.

Off-Balance Sheet Arrangements

As of April 30,2018 and the date of this report, we have had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

The following consolidated financial statements are filed as part of this annual report:

–	Reports of Independent Registered Public Accounting Firms	F-1

–	Consolidated Balance Sheets as of April 30, 2018 and 2017	F-3

–	Consolidated Statements of Operations and Comprehensive Loss for the Years Ended April 30, 2018 and 2017	F-4

–	Consolidated Statements of Stockholders’ Deficit for the Years Ended April 30, 2018 and 2017	F-5

–	Consolidated Statements of Cash Flows for the Years Ended April 30, 2018 and 2017	F-6

–	Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REGI U.S., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of REGI U.S., Inc. (“the Company”) as of April 30, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and intends to fund operations through equity financing which may be insufficient to fund its capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018.

Spokane, Washington

August 13, 2018

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
October 31, 2017

REGI U.S., Inc.

Consolidated Balance Sheets

April 30, 2018 and 2017

	2018	2017
Assets

Current Assets
Cash and cash equivalents	$111,823	$67,818
Prepaid expenses	27,470	8,987

Total current assets	139,293	76,805

Furniture and equipment, net	13,004	14,279

Total Assets	$152,297	$91,084

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$315,957	$219,966
Due to related parties	106,823	77,560
Convertible promissory notes, net of unamortized discount of $15,959 and $0, respectively	579,976	-
Convertible promissory notes - related parties, net of unamortized discount of $2,639 and $0, respectively	58,361	-

Total current liabilities	1,061,117	297,526

Long-term Liabilities
Convertible promissory notes, net of unamortized discount of $507,699 and $12,944, respectively	417,492	636,539
Convertible promissory notes - related parties, net of unamortized discount of $52,177 and $9,888, respectively	84,401	877,449

Total long-term liabilities	501,893	1,513,988

Total liabilities	1,563,010	1,811,514

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock,150,000,000 shares authorized, no par value, 99,698,583 and 84,850,475 shares issued respectively, 99,698,583 and 84,022,744 shares outstanding, respectively	22,956,578	19,641,632
Accumulated deficit	(24,063,399)	(21,058,170)
Accumulated other comprehensive loss	(358,675)	(358,675)

Total REGI U.S., Inc stockholders’ deficit	(1,465,496)	(1,775,213)

Noncontrolling interest	54,783	54,783

Total stockholders’ deficit	(1,410,713)	(1,720,430)

Total Liabilities and Stockholders’ Deficit	$152,297	$91,084

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended April 30, 2018 and 2017

	2018	2017

Operating Expenses
Accounting and legal	$198,165	$-
Consulting and management	236,860	-
Stockholder relations	121,374	-
Stock-based compensation	764,705	-
General and administrative expenses	149,813	158,135
Research and development	804,035	136,168

Operating Loss	(2,274,952)	(294,303)

Other Expense
Interest expense	(730,277)	(16,672)
Loss on settlement of debt	-	(13,244)

Total other expense	(730,277)	(29,916)

Net loss before noncontrolling interest	$(3,005,229)	$(324,219)

Net Loss Attributed to Noncontrolling Interest	-	7

Net Loss Attributed to the Company	$(3,005,229)	$(324,212)

Loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	89,509,611	58,080,545

Comprehensive loss:
Net Loss	$(3,005,229)	$(324,219)
Translation adjustments	-	8,318
Comprehensive loss	(3,005,229)	(315,901)
Comprehensive loss attributable to non-controlling interest	-	(29,365)
Comprehensive loss attributable to REGI U.S., Inc	$(3,005,229)	$(345,266)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2018 and 2017

					Accumulated
					Other	Total
	Common	Treasury		Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Shares	Capital	Deficit	Loss	Deficit	Interest	Total

Balance, April 30, 2016	51,757,119	-	$20,835,112	$(20,733,958)	$(337,621)	$(236,467)	$25,418	$(211,049)

Net loss	-	-	-	(324,212)	-	(324,212)	(7)	$(324,219)
Foreign currency translation	-	-	-	-	(21,054)	(21,054)	29,372	$8,318
Recapitalization adjustsment	32,779,306	(827,731)	(1,243,757)	-	-	(1,243,757)	-	$(1,243,757)
Shares issued for debt conversion	314,050	-	31,405	-	-	31,405	-	$31,405
Beneficial conversion feature	-	-	18,872	-	-	18,872	-	$18,872

Balance, April 30, 2017	84,850,475	(827,731)	19,641,632	(21,058,170)	(358,675)	(1,775,213)	54,783	(1,720,430)

Net loss	-	-	-	(3,005,229)	-	(3,005,229)	-	$(3,005,229)
Shares issued for debt conversion	8,210,839	-	1,507,300	-	-	1,507,300	-	$1,507,300
Beneficial conversion feature	-	-	1,027,441	-	-	1,027,441	-	$1,027,441
Stock-based compensation expense	3,310,000	-	562,700	-	-	562,700	-	$562,700
Stock options exercised	155,000	-	15,500	-	-	15,500	-	$15,500
Shares issued for asset purchase	3,172,269	827,731	-	-	-	-	-	-
Option compensation expense	-	-	202,005	-	-	202,005	-	$202,005

Balance, April 30, 2018	99,698,583	-	$22,956,578	$(24,063,399)	$(358,675)	$(1,465,496)	$54,783	$(1,410,713)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

Years Ended April 30, 2018 and 2017

	2018	2017

Operating Activities
Net loss	$(3,005,229)	$(324,219)
Adjustments to reconcile net loss to net cash from operating activities
Amortization of debt discount	510,311	773
Amortization of promissory note fees	40,071	-
Loss on debt settlement	-	13,244
Depreciation Expense	5,853	1,198
Service settled with convertible promissory notes	182,696	38,442
Service settled with convertible promissory notes - related party	131,577	40,000
Stock-based compensation	764,705	-
Changes in non-cash working capital items
Taxes Receivable	-	(396)
Prepaid expenses	(18,483)	(6,987)
Accounts payable and accrued liabilities	193,602	(21,886)
Due to related parties	29,283	50,535

Net Cash used for Operating Activities	(1,165,614)	(209,296)

Investing Activities
Purchase of furniture and equipment	(4,578)	-
Cash received from reverse merger	-	10,753

Net Cash from (used for) Investing Activities	(4,578)	10,753

Financing Activities
Redemption of convertible promissory note	(14,152)	-
Issuance of common shares for option exercise	15,500	-
Issuance of convertible promissory notes	1,212,849	258,000

Net Cash provided by financing activities	1,214,197	258,000

Foreign exchange effect	-	8,318

Net Change in Cash and Cash Equivalents	44,005	67,775

Cash and Cash Equivalents, Beginning of Year	67,818	43

Cash and Cash Equivalents, End of Year	$111,823	$67,818

Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$1,440	$-
Taxes	-	-
Supplemental Disclosure of Non-cash items
Finder fee for convertible promissory note	66,600	-
Discount on promissory notes for beneficial conversion features	1,027,441	18,872
Accounts payable settled with convertible promissory noted	17,436	-
Shares issued for note conversions	1,507,300	31,405
Reverse merger recapitalization	-	1,254,510
Related party debt settled with convertible promissory notes	$-	$741,941

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

April 30, 2018 and 2017

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

As part of the APA the Company purchased from Reg Tech and owns 26.1% of equity interest in Minewest Silver and Gold Inc. (“Minewest”), a British Columbia company. Minewest owns a 70% interest subject to a 10% Net Profits Interest in mining property in British Columbia. As at the date of the asset purchase and the date of this report, Minewest is inactive due to lack of funding. As a result, the assets were impaired and no transactions are recorded for Minewest during the years ended April 30, 2018 and 2017.

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

Furniture and equipment

Property and equipment are stated at cost, which includes the acquisition price and any direct costs to bring the asset into use at its intended location, less accumulated amortization.

Depreciation of property and equipment is calculated using the straight-line method to write off the cost, net of any estimated residual value, over their estimated useful lives of the assets as follows: Office equipment 5 years and electronic equipment 2 years. Depreciation of office equipment is included in general and administrative expenses; Depreciation of research equipment is included in research and development expense. During the year ended April 30, 2018 and 2017 depreciation of $3,246 and $1,198 respectively was recorded on the research equipment.

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

Currency Risk

The Company’s functional currency is the US dollar and the reporting currency is the US dollar.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended April 30, 2018.

3.	Going Concern

The Company incurred net losses of $3,005,229 for the year ended April 30, 2018 and has a working capital deficit of $921,824 and an accumulated deficit of $24,063,399 at April 30, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of April 30, 2018 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company also receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. There is no assurance that any of these activities will be successful. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.

4.	Property and Equipment

Property and equipment at April 30, 2018 and 2017 consists of the following:

	2018	2017
Equipment	$7,040	$4,848
Furniture and fixtures	14,213	11,827
	21,253	16,675
Less accumulated depreciation	8,249	2,396
	$13,004	$14,279

Depreciation expense totaled $5,853 and $1,198 for the years ended April 30, 2018 and 2017, respectively.

5.	Secured Convertible Promissory Notes

As of April 30, 2018, REGI has outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $142,762 (net of unamortized discount of $54,816) issued to related parties and $997,468 (net of unamortized discount of $523,658) issued to non-related parties. As of April 30, 2017, REGI has outstanding Convertible Notes of $877,449 (net of unamortized discount of $9,888) issued to related parties and $636,539 (net of unamortized discount of $12,944) issued to non-related parties.

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

During the twelve months ended April 30, 2018 the Company issued Convertible Notes for cash proceeds of $1,212,849, settled accounts payable from previous years of $17,436, service debt provided by related parties of $131,577, and service debt provided by non-related parties of $182,696 of which $66,600 was finders’ fee and legal fees for cash based Convertible Notes recorded as discount to the Convertible Notes. $40,071 of the $66,600 debt discount was amortized during the twelve months ended April 30, 2018.

The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date with the exception of one Convertible Note of $150,000 (net of unamortized discount of $11,704) repayable nine months after issuance, bearing simple interest of 2% during the term of the note and simple interest rate of 15% after the due date. During the twelve months ended April 30, 2018 $60,000 of the Convertible Notes were reclassified from non-related party at April 30, 2017 to related party as a debt holder became a director of the Company.

As of April 30, 2018, $17,436, $40,800, $1,500,468, $60,000 and $100,000 of the Convertible Notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.174, $0.12, $0.10, $0.09 and $0.08 per share respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

The Company determined that the conversion option was subject to a beneficial conversion feature and during the twelve months ended April 30, 2018 the company recorded a total beneficial conversion feature of $1,027,441, and amortization of the beneficial conversion feature of $510,311 as interest expense. The Company recorded a total beneficial conversion feature of $18,872, and amortization of the beneficial conversion feature of $773 as interest expense from February 18, 2017 to April 30, 2017.

6.	Related Parties

Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the directors and officers and a former director of REGI and companies controlled or significantly influenced by these parties. As of April 30, 2018, there was $106,823 due to related parties. As of April 30, 2017, there was $77,560 due to related parties.

7.	Stockholders’ Equity

a)	Common Stock

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

During the twelve months ended April 30, 2018 related party convertible promissory notes of $126,152 and accrued interest of $10,931 were converted into a total of 1,369,964 shares of REGI’s common stock at $0.10 per share, and convertible promissory notes of $755,185 and accrued interest of $41,173 were converted into a total of 1,054,779 shares of REGI’s common stock at $0.755 per share.

During the twelve months ended April 30, 2018 non-related party convertible promissory notes of $531,940 and accrued interest of $26,569 were converted into 5,630,543 shares of common stock at $0.10 per share, principal of $3,848 and accrued interest of $623 were converted into 55,892 shares of common stock at $0.08 per share, principal of $10,000 and accrued interest of $879 were converted into 99,661 shares of commons stock at $0.12 per share.

During the twelve months ended April 30, 2018 the Company issued 155,000 shares of its common stock for options exercised at $0.10 per share for a total of $15,500. Among the 155,000 shares of common stock, 55,000 were issued to a related party.

During the twelve months ended April 30, 2018 the Company issued 3,310,000 shares of its common stock for services provided by the directors, officers, employees and consultants of the Company with the total value recorded at $562,700 based on the market trading price as of the issuance date.

On November 2, 2017 the Company issued 3,172,269 shares of its common stock to Rand Energy. No value was assigned to these shares, as Rand Energy did not have any assets. These shares together with 827,721 shares of common stock initially owned by Rand Energy and recorded as the Company’s treasury shares, were transferred to the 49% shareholders of Rand Energy, as consideration for purchase of all of the 49% interest in Rand Energy, resulting in the Company owning 100% equity interest in Rand Energy.

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
3,500,000

On March 1, 2018, REGI granted an aggregate of 1,400,000 common stock options for services. These options vest upon grant, expire on March 1, 2023 and are exercisable at the following prices:

Options	Exercise price
450,000	$0.10
250,000	$0.20
125,000	$0.35
125,000	$0.50
100,000	$0.75
100,000	$1.00
125,000	$1.25
125,000	$1.50
1,400,000

On April 30, 2018, REGI granted an aggregate of 500,000 common stock options for services. These options vest upon grant, expire on April 30, 2023 and are exercisable at the following prices:

Options	Exercise price
100,000	$1.00
100,000	$2.00
100,000	$3.00
100,000	$4.00
100,000	$5.00
500,000

A summary of REGI’s stock option activities for the years ended April 30, 2018 and 2017 are as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value

Outstanding at May 1, 2017	9,138,000	$0.31	3.61
Granted	1,900,000	1.17
Exercised	(155,000)	0.10
Forfeited or expired	(1,528,000)	0.20

Outstanding at April 30, 2018	9,355,000	$0.52	3.67	$-

Exercisable at April 30, 2018	9,163,750	$0.53	-	$-

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value

Outstanding at May 1, 2016	1,938,000	$0.15	1.50
Granted	7,200,000	0.36
Exercised	-	-
Forfeited or expired	-	-

Outstanding at April 30, 2017	9,138,000	$0.31	3.61	$-

Exercisable at April 30, 2017	7,684,500	$0.34	-	$145,580

At April 30, 2017, the Company had $28,740 of total unrecognized compensation cost related to non-vested stock options and warrants, which will be recognized over future periods. The intrinsic value of “in the money” exercisable options at April 30, 2017 was $145,580.

A summary of REGI’s common stock warrant activity for the years ended April 30, 2018 and April 30, 2017 is as follows:

	Year Ended		Year Ended
	April 30, 2018		April 30, 2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	-	$-	200,000	$0.25
Expired	-	-	(200,000)	0.25
Outstanding at end of period	-	-	-	-
Exercisable at end of period	-	$-	-	$-

The intrinsic value of “in the money” exercisable warrants at April 30, 2018 and April 30, 2017 was $Nil for both years. The Company recognized $202,005 in option compensation expense for the year ended April 30, 2018 and $Nil for the year ended April 30, 2017.

8.	Income Taxes

The Company is subject to the income tax laws of the United States and the States of Washington and Oregon, and uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Company does not anticipate that the “Tax Reform Act” will have any substantial effect on the Company’s financial position in the near future.

During the post-reverse merger period of February 18, 2017 through April 30, 2017, the Company incurred a net loss, and, therefore, had no tax liability. The cumulative net operating loss carry-forward is approximately $267,672 for the year ended April 2017 and will begin expiring in 2037. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The $267,672 estimate of net operating loss carry- forward is calculated after we consider the effect of Section 382. The Company estimates that the Net operating loss for the year ended April 30, 2018 is $3,005,229 and will begin expiring in 2038.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

The composition of REGI’s deferred tax assets at April 30, 2018 and 2017 is as follows:

	April 30,
	2018	2017

Net operating loss carry forward	$3,272,901	$267,672

Deferred tax asset	$687,309	$93,685
Less: Valuation allowance	(687,309)	(93,685)

Net deferred tax asset	$-	$-

Management has determined that the Company is subject to examination of income tax filings in the United States for the 2014 through 2016 tax years.

9.	Subsequent Event

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and determined that no material subsequent events exist other that the following.

Subsequent to April 30, 2018, the Company issued Convertible Notes for cash proceeds of $90,000, service debt provided by related parties of $27,932 and service debt provided by non-related parties of $16,357. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date.

Subsequent to April 30, 2018, a total of 140,261 shares of the Company’s common stock were issued for Convertible Promissory notes at $0.10 per share.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 31, 2018, MaloneBailey, LLP of Houston, Texas (“MaloneBailey”) was dismissed as REGI U.S., Inc. (the Company”)’s independent registered public accounting firm.

During the most recent fiscal years ended April 30, 2017 and April 30, 2016, MaloneBailey’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited financial statements contained in its Form 10K’s for the years ended April 30, 2017 and April 30, 2016 included a going concern qualification.

During the periods referred to above, (i) there were no disagreements between the Company and MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of MaloneBailey would have caused MaloneBailey to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On January 31, 2018, the Company engaged FRUCI & ASSOCIATES II, PLLC of Spokane, WA (“Fruci”) as its independent registered public accounting firm for the Company’s quarter ending January 31, 2018. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 28, 2018.

During the periods referred to above, the Company has not consulted with Fruci regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K

ITEM 9A: CONTROLS AND PROCEDURES

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

Based upon that evaluation, management has concluded that our current disclosure controls and procedures were not effective as of April 30, 2018. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below. Management anticipates that disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our Company intends to remediate the weaknesses as set out below:

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

(c) Changes in Internal Control over Financial Reporting

During the year ended April 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and position of each of our Executive Officers and Directors as of August 10, 2018:

Name	Position
Paul Chute, 68	Director, Chairman of the Board
Michael Urso, 61	Director and Chief Executive Officer
Paul Porter, 62	Director and President and Chief Technology Officer
Jeffrey White, 62	Chief Financial Officer

Business Experience, Principal Occupation of Directors and Family Relationships

The following individuals served as directors and executive officers of our company during the year ended April 30, 2018.

Paul W Chute, Director, Board Chairman, Mr. Chute has over 45 years of executive experience building or restructuring over 25 private and public companies. He specializes in Governance, Business Plans, Financing, Corporate Structure, Systems and Operational functionality. A strong believer in team management, Paul believes in cooperative processing with accountability. He served as CEO and CFO of Acadia National Health Systems. He earned his MBA in Business Management from Husson University and a BS in Accounting from the University of Maine.

Paul L. Porter, Director, President and Chief Technology Officer. Mr. Porter has been a hands-on engineer and manager for over 30 years. Founder and former president of Jetseal, Inc., a manufacturing firm specializing in cutting-edge seal design and other aerospace technologies, Paul now serves as Managing Partner and Chief Engineer at P.A. Industries, in addition to his work on the RadMax Rotary Cycle. He has an MBA from McNeese University and BS in Mechanical Engineering from Brigham Young University.

Michael Urso, Director, Chief Executive Officer. Mr. Urso is a Senior Executive with over 25 years of experience in the areas of Innovation, Business Development, Marketing, Operations Management, and Sales with companies ranging from startups to large $50 billion global corporations. Mike is a skilled leader with an impressive track record of transforming companies with commodity based, or incremental innovation strategies into innovation leaders. He also has extensive experience mentoring startup companies and successfully guided many from concept to commercialization, using a combination of tools and personal experience. In 2008 Mike was named “Mentor of the Year” in the Pacific Northwest region for Cleantech Open, the nation’s largest clean technology startup accelerator program, whose charter is to find, fund, and foster entrepreneurs with ideas to solve our greatest environmental and energy challenges. Prior to his current position, Urso served as the Vice President of Product Innovation for Saint-Gobain’s North American Gypsum business. While in this position he moved Saint-Gobain from a position of innovation follower to being the innovation leader in the North American gypsum industry. During his career Mike has also held leadership positions as Senior Principal Consultant, Sirti, a Washington State funded, high tech business incubator with a successful track record of launching new companies or negotiating successful exits; Vice President of Marketing, Potlatch Corporation, Wood Products and Resource Management Divisions; Global New Business Development Manager and Global Composite Materials Project Manager, Dow Chemical Company, Emulsion Polymers Division; Operations Manager, Dow Chemical, Chemical and Metals Divisions; North American Marketing Manager, Dow Chemical, Emulsion Polymers Division; and Canadian Marketing Manager, Dow Chemical, Emulsion Polymers Division. Mike received a BSc degree from the University of Calgary, Alberta, Canada, and a MBA degree from Northwood University’s DeVos Graduate School of Management, Midland, Michigan. He is also a co-inventor on four patents and holds citizenship in both the USA and Canada.

Susanne Robertson, Director, Mrs. Robertson was appointed a director of REGI on January 6, 2017. She is also a director of Linux Gold Corp., Minewest Silver and Gold Inc. and Teryl Resources Corp. On July 20, 2018, Susan Robertson voluntarily resigned her seat on the REGI U.S. Board of Directors.

Jeff White, Chief Financial Officer, Mr. White has over 30 years of experience in finance and business management. Jeff’s broad experiences in business management and corporate finance include CFO at Scafco Corporation and Spokane Seed Company, and as President and CFO of Garco Building Systems. He additionally served as Corporate Controller for Metropolitan Mortgage and Securities, Co. Jeff is a certified public accountant and earned his BS in Business from the University of Idaho.

Victoria Huang – Chief Financial Officer, resigned on April 30, 2018.

Jina Liu – Director, resigned on April 30, 2018

Mr. Shaojun Zhang – Director, resigned on February 7, 2018.

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

Committees of the Board and Financial Expert

Audit Committee

The Company adopted a new audit committee charter on June 10, 2018. The Charter is available on the Company’s website at https://radmaxtech.com/document/news/2018/2018-07-20-audit_committee_charter-317.pdf

Implementation of the new charter has begun with the active recruitment of two independent members of the Board of Director with the required background, skills and expertise to be assigned to the Audit Committee.

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

A copy of the Code is available from the Company on written request, and the text of the code of business conduct and ethics was filed as an exhibit to our form 10-K for the year ended April 30, 2011.

Assessments

The board of directors is ultimately responsible for the stewardship of the Company, which means that it oversees the day-to-day management delegated to the President and Chief Executive Officer and the other officers of the Company. The board is charged with the responsibility of assessing the effectiveness of itself, its committee(s) and the contributions of individual directors.

The Corporate Governance Policy was constituted by the board of directors to assist the Board and its officers, employees, and consultants to fulfill fundamental issues including: (a) the regular assessment of the Company’s approach to corporate governance issues; (b) ensuring that such approach supports the effective functioning of the Company with a view to the best interests of the Company’s shareholders and effective communication between the board of directors and management of the Company; and (c) the process, structure and effective system of accountability by management to the board of directors and by the board to the shareholders, in accordance with applicable laws, regulations and industry standards for good governance practices. A copy of the Corporate Governance Policy is available on our website at www.radmaxtech.com.

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

Executive Compensation

Compensation Discussion and Analysis

The Company’s executive officers make recommendations to the board of directors regarding compensation policies and the compensation of senior officers. The Company does not have a Compensation Committee. The compensation of the senior executives comprises two components; namely, a base salary or consulting fees, the granting of share based awards, and the grant of stock options pursuant to the Company’s stock option plan which is more particularly outlined below under the Option-based Awards section. These forms of compensation are chosen to attract, retain and motivate the performance of selected directors, officers, employees or consultants of the Company of high caliber and potential. Each senior executive is employed for his or her skills to perform specific tasks and the base salary and number of options is fixed accordingly.

Summary Compensation Table

Named Executive Officer mean the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”) or any individual acting in a similar capacity or function, regardless of the amount of compensation of that individual and each of the Company’s two most highly compensated executive officers, other than the CEO and CFO, or highly compensated individuals acting in similar capacities, who were serving as executive officers, or in a similar capacity, at the end of the most recent financial year and whose compensation exceeds $100,000, and such individuals who would be an NEO but for the fact that they were not serving as an executive officer or in a similar capacity at the end of that financial year.

During the Company’s last completed financial year ended April 30, 2018, the Company had two Named Executive Officers: Mr. Mike Urso, CEO and Mr. Jeffrey White, CFO who replaced Mr. Paul Chute, former CEO and Ms. Victoria Huang, former CFO on April 30, 2018 and Mr. Paul Porter, President.as of September 6, 2017.

The following table (presented in accordance with Item 402 of Regulation S-K – Executive Compensation) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2018, 2017 and 2016 (to the extent required by the Regulations) in respect of the Named Executive Officers:

						Non-equity incentive
						plan compensation
							Long-
Name and	Year			Share-	Option-	Annual	term		All other	Total
Principal	Ended			based	based	incentive	incentive	Pension	Compen-	Compen-
Position	April 30	Salary	Bonus	Awards	Awards (8)	plans	plans	value	sation	sation
		$	$	$	$	$	$	$	$	$
Michael	2018	36,695	Nil	8,500	95,792	Nil	Nil	Nil	Nil	140,987
Urso	2017	NA	NA	NA	NA	NA	NA	NA	NA	NA
CEO(1)	2016	NA	NA	NA	NA	NA	NA	NA	NA	NA

Jeffrey	2018	10,650	Nil	Nil	19,546	Nil	Nil	Nil	Nil	30,196
White	2017	NA	NA	NA	NA	NA	NA	NA	NA	NA
CFO	2016	NA	NA	NA	NA	NA	NA	NA	NA	NA

John G.	2018	NA	NA	NA	NA	NA	NA	NA	NA	NA
Robertson	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former CEO (2)(3)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	22,500	22,500

Paul	2018	120,000	Nil	85,000	48,218	Nil	Nil	Nil	Nil	253,218
Chute	2017	82,000	Nil	Nil	58,194	Nil	Nil	Nil	Nil	140,194
Former CEO (4)	2016	NA	NA	NA	NA	NA	NA	NA	NA	NA

Susanne	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robertson	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former CFO (5)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Victoria	2018	96,000	Nil	89,250	3,691	Nil	Nil	Nil	Nil	188,941
Huang	2017	62,000	Nil	Nil	29,259	Nil	Nil	Nil	Nil	91,259
Former CFO (6)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Paul	2018	148,000	Nil	85,000	4,060	Nil	Nil	Nil	Nil	237,060
Porter	2017	Nil	Nil	Nil	58,194	Nil	Nil	Nil	Nil	58,194
President (7)	2016	NA	NA	NA	NA	NA	NA	NA	NA	NA

(1)	Mr. Michael Urso is also a director and did not receive compensation in that capacity.
(2)	Mr. Robertson was also a director and did not receive compensation in that capacity.
(3)	Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, accrued $2,500 per month for management services until January 31, 2016. Mr. Robertson was a trustee of the Robertson Family Trust.
(4)	Mr. Paul Chute is also a director and received compensation in that capacity during the year ended April 30, 2018.
(5)	Mrs. Robertson was appointed as the CFO of the Company on November 11, 2014 and resigned on July 17, 2016.
(6)	Ms. Huang resigned as CFO on April 30, 2018.
(7)	Mr. Porter is also a director and received compensation in that capacity during the year ended April 30, 2018.
(8)	The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Narrative Discussion

The Company also does not have a pension plan or a long-term incentive plan

Employment Contracts and Termination of Employment

Mr. Michael Urso’s employment agreement provides an annual salary of $125,000, Mr. Jeffrey White’s employment agreement provides an annual salary of $120,000 and Mr Porter’s employment agreement provide an annual salary of $125,000.

In Accordance with Mr. Paul Chute’s management agreement with the Company, Mr. Chute received $10,000 per month from May 1, 2017 to April 30, 2018.

In Accordance with Ms. Victoria Huang’s management agreement with the Company, Ms. Huang received $8,000 per month from May 1, 2017 to April 30, 2018.

Refer also to the Compensation Discussion and Analysis section above.

Outstanding Option-Based Awards

The grant of share and option-based awards to the senior executives is determined by the recommendation of executive officers to the board of directors pursuant to the terms of the stock option plan referred to below. Previous grants of option-based awards are taken into account when considering new grants.

The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions: weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

The following table sets out the option-based awards to NEO’s that were outstanding as at April 30, 2018:

	Option-based Awards
	Number of
	securities			Value of
	underlying	Option		unexercised
	unexercised	exercise	Option	in-the-money
	options	price	expiration	options
Name	#	$	date	$
Michael Urso	150,000	0.10	March 1, 2023	Nil
	150,000	0.20	March 1, 2023	Nil
	125,000	0.35	March 1, 2023	Nil
	125,000	0.50	March 1, 2023	Nil
	100,000	0.75	March 1, 2023	Nil
	100,000	1.00	March 1, 2023	Nil
	125,000	1.25	March 1, 2023	Nil
	125,000	1.50	March 1, 2023	Nil
Jeffrey White	100,000	0.10	March 1, 2023	Nil
	100,000	0.20	March 1, 2023	Nil
Paul Chute	150,000	0.10	July 20, 2021	Nil
	150,000	0.20	July 20, 2021	Nil
	125,000	0.35	July 20, 2021	Nil
	125,000	0.50	July 20, 2021	Nil
	100,000	0.75	July 20, 2021	Nil
	100,000	1.00	July 20, 2021	Nil
	125,000	1.25	July 20, 2021	Nil
	125,000	1.50	July 20, 2021	Nil
	100,000	1.00	April 30, 2023	Nil
	100,000	2.00	April 30, 2023	Nil
	100,000	3.00	April 30, 2023	Nil
	100,000	4.00	April 30, 2023	Nil
	100,000	5.00	April 30, 2023	Nil
Victoria Huang	100,000	0.10	July 20, 2021	Nil
	100,000	0.20	July 20, 2021	Nil
	100,000	0.35	July 20, 2021	Nil
	100,000	0.50	July 20, 2021	Nil
	50,000	0.75	July 20, 2021	Nil
	50,000	1.00	July 20, 2021	Nil
Paul Porter	55,000	0.20	April 11, 2019	Nil
	150,000	0.10	July 20, 2021	Nil
	150,000	0.20	July 20, 2021	Nil
	125,000	0.35	July 20, 2021	Nil
	125,000	0.50	July 20, 2021	Nil
	100,000	0.75	July 20, 2021	Nil
	100,000	1.00	July 20, 2021	Nil
	125,000	1.25	July 20, 2021	Nil
	125,000	1.50	July 20, 2021	Nil

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

DIRECTOR COMPENSATION

Director Compensation Table

The following table sets forth all compensation provided to the directors for the years ended April 30, 2018, 2017 and 2016..

						Non-equity incentive
						plan compensation
							Long-
	Year			Share-	Option-	Annual	term		All other	Total
	Ended			based	based	incentive	incentive	Pension	Compen-	Compen-
Name	April 30	Salary	Bonus	Awards	Awards (4)	plans	plans	value	sation	sation
		$	$	$	$	$	$	$	$	$
	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Michael Urso (1)	2017	NA	NA	NA	NA	NA	NA	NA	NA	NA
	2016	NA	NA	NA	NA	NA	NA	NA	NA	NA

	2018	Nil	Nil	12,750	Nil	Nil	Nil	Nil	Nil	12,750
Paul Porter (2)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	NA	NA	NA	NA	NA	NA	NA	NA	NA

	2018	Nil	Nil	8,500	Nil	Nil	Nil	Nil	Nil	8,500
Susanne Robertson	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

	2018	Nil	Nil	12,750	Nil	Nil	Nil	Nil	Nil	12,750
Paul Chute	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	NA	NA	NA	NA	NA	NA	NA	NA	NA

	2018	Nil	Nil	8,500	19,623	Nil	Nil	Nil	Nil	28,123
Jina Lue	2017	Nil	Nil	Nil	19,561	Nil	Nil	Nil	Nil	19,561
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

	2018	Nil	Nil	8,500	Nil	Nil	Nil	Nil	Nil	8,500
Shaojun Zhang	2017	Nil	Nil	Nil	88,025	Nil	Nil	Nil	Nil	88,025
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John G. Robertson	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Janes Vandeberg	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

The details of the Company’s award plan for directors are provided below under Outstanding Option-Based Awards, Share- Based Awards and Non-equity Incentive Plan Compensation. The Company also does not have a pension plan or a non-equity incentive plan for its directors.

(1)	Mr. Urso is also the CEO of the Company and receives compensation in that capacity. See “Executive Compensation”.

(2)	Mr. Porter is a NEO of the Company and received compensation in that capacity. See “Executive Compensation”

(3)	Mr. Chute is a NEO of the Company and received compensation in that capacity. See “Executive Compensation”.

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

Other than as described above, no directors of the Company were compensated by the Company during the financial years ended April 30, 2018 and 2017 for services as consultants or experts.

Option-Based Awards, Share-Based Awards and Non-equity Incentive Plan Compensation for Directors

As disclosed under the Director Compensation Table, a pension plan or a non-equity incentive plan for its directors.

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

The following table shows at April 30, 2018 the options held by the directors and former directors, exclusive of directors who were NEO’s and had their options reported previously, who served during the year ended April 30, 2018:

	Option-based Awards
	Number of
	securities			Value of
	underlying	Option		unexercised
	unexercised	exercise	Option	in-the-money
	options	price	expiration	options
Name	#	$	date	$
Jina Liu	400,000	0.10	January 1, 2022	Nil
	200,000	0.10	March 1, 2023	Nil
Shaojun Zhang	1,800,000	0.10	January 1, 2022	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2018.

	Number of securities		Number of securities
	to be issued upon		remaining available
	exercise of	Weighted-average	for future issuance
	outstanding options,	exercise price of	under equity
Plan Category	warrants and rights	outstanding options	compensation plans

Equity compensation plans approved by security holders:
1993 Stock Option Plan (as amended December 5, 2000) and 2007 Stock Option Plan	255,000	$0.20	4,245,000
2016 Stock Option Plan	7,200,000	$0.36	Nil
2018 Stock Option Plan	1,900,000	$1.17	Nil

Equity compensation plans not approved by security holders	N/A	N/A	N/A

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

All options granted by the Company under the 2000 Plan have the following exercise schedule:

(i)	Up to 25% of the option may be exercised at any time during the term of the option, such initial exercise is referred to as the “First Exercise”.

(ii)	The second 25% of the option may be exercised at any time after 90 days from the date of First Exercise, such second exercise is referred to as the “Second Exercise”.

(iii)	The third 25% of the option may be exercised at any time after 90 days from the date of Second Exercise, such third exercise is referred to as the “Third Exercise”

(iv)	The fourth and final 25% of the option may be exercised at any time after 90 days from the date of the Third Exercise.

(v)	The options expire sixty months from the date of grant.

All options granted by the Company under the 2007 Plan have the following exercise schedule:

(i)	Up to 25% of the option may be exercised 90 days after the grant of the option.

(ii)	The second 25% of the option may be exercised at any time after 1 year and 90 days after the grant of the option.

(iii)	The third 25% of the option may be exercised at any time after 2 years and 90 days after the grant of the option.

(iv)	The fourth and final 25% of the option may be exercised at any time after 3 years and 90 days after the grant of the option.

(v)	The options expire 60 months from the date of grant. On April 11 2018 255,000 the Board of Directors extended for 12 months the expiration of 255,000 of the shares.

On August 12, 2016, the Company approved the 2016 Stock Option Plan to issue up to 5,000,000 shares to certain key directors and employees. Pursuant to the Plans, the Company has granted stock options to certain directors, consultants and employees. This Stock Option Plan was amended to issue up to 7,200,000 shares.

On March 1, 2018, the Board of Directors approved the 2018 Stock Option Plan to issue up to 1,400,000 shares to certain key directors and employees. Pursuant to the Plan, the Company has granted stock option or certain directors and key employees. This Stock Option Plan was amended to issue up to 1,900,000 shares.

All options granted by the Company under the 2016 and 2018 Plans vested immediately.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 10, 2018, our outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Shares Owned	Percentage of Shares Owned
Michael Urso, Director and CEO	1,050,000	1.01%
Paul Chute, Director and former CEO	3,666,632	3.54%
Paul Porter, Director	2,027,858	1.96%
Jeffrey White, CFO	200,000	.19%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP	6,944,490	6.70%

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

Related Party Transactions for the Year Ended April 30, 2018

We entered into the following contracts with related parties. Related parties consist of companies controlled or significantly influenced by the Officers of the Company.

Related party transactions incurred during the normal course of the Company’s operations and are measured at the exchange amount, which is the amount agreed between the related parties.

During the year ended April 30, 2018 changes to the amounts owed to/by related parties are as follows:

		(Repayment )
	April 30, 2017	Loan	April 30, 2018
	$	$	$
Due to Minewest	7,717	(125)	7,592
Due to Linux Gold Corp.	(191)	-	(191)
Due to IAS Energy, Inc.	7,431	-	7,431
Due to Information Highway, Inc.	18,792	-	18,792
Due to T eryl Resources Corp.	29,330	(430)	28,900
Due to Paul Porter	5,096	(3,992)	1,104
Due to Paul Chute	(380)	9,490	9,110
Due to Victoria Huang	9,765	24,320	34,085
	77,560	29,263	106,823

Related parties are the officers of the Company, companies with common directors or owners, and companies indirectly controlled by directors or officers of the Company. Amounts owed to directors or officers of the Company as of April 30, 2018 and 2017 are the result of consulting fees that are disclosed as director or executive compensation above, with the exception of the amount due to Paul Chute which represents out-of-pocket expenses that were not paid as of April 30, 2018.

We do not have written agreements relating to related party advances. The balances are non-interest bearing, unsecured and due on demand per verbal agreements with these related parties.

Director Independence

Our common stock is traded on the OTC Market. A director is not considered to be independent if he or she is also an executive officer or employee of the company. As of August 10, 2018, none of the members of our board of directors are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditors Fruci & Associates II, PLLC, Certified Public Accountant during fiscal 2018 and MaloneBailey LLP, Certified Public Accountants during fiscal 2017:

Type of Services Rendered	2018	2017

(a) Audit and Quarter Review Fees	$17,514	$44,100

(b) Audit-Related Fees	$-	$-

(c) Tax Fees	$5,528	$-

In the table above, and the disclosure below, “audit fees” are fees billed by the Company’s external auditors for services provided in auditing the Company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Audit Fees

The aggregate fees billed by Fruci & Associates II, PLLC, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended April 30, 2018 were $17,514.

The aggregate fees billed by MaloneBailey LLP, Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended April 30, 2017 were $44,100.

All Other Fees

For the fiscal year ended April 30, 2018 Fruci & Associates II, PLLC, Certified Public Accountants billed $Nil for products and services other that the services set out above.

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

REGI U.S., INC.

By:	/s/“Michael Urso”
Michael Urso, Chief Executive Officer
Chief Executive Officer and Director

Dated: August 13, 2018

