Form 10-Q
period 2018-07-31
REGI U S INC
filed 2018-09-17
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2018

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

Yes [  ] No [X]

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 101,038,844 shares of common stock with no par value issued and outstanding as of September 14, 2018.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

Consolidated Balance Sheets

	July 31, 2018	April 30, 2018
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$87,116	$111,823
Prepaid expenses	28,084	27,470

Total current assets	115,200	139,293

Furniture and equipment, net	11,453	13,004

Total Assets	$126,653	$152,297

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$446,479	$315,957
Due to related parties	139,018	106,823
Convertible promissory notes, net of unamortized discount of $86,088 and $15,959, respectively	751,587	579,976
Convertible promissory notes - related parties, net of unamortized discount of $7,767 and $2,639, respectively	72,733	58,361

Total current liabilities	1,409,817	1,061,117

Long-term Liabilities
Convertible promissory notes, net of unamortized discount of $336,693 and $507,699, respectively	421,067	417,492
Convertible promissory notes - related parties, net of unamortized discount of $42,399 and $52,177, respectively	122,611	84,401

Total long-term liabilities	543,678	501,893

Total liabilities	1,953,495	1,563,010

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock,150,000,000 shares authorized, no par value, 99,828,255 and 99,698,583 shares issued and outstanding respectively	22,975,391	22,956,578
Accumulated deficit	(24,498,341)	(24,063,399)
Accumulated other comprehensive loss	(358,675)	(358,675)

Total REGI U.S., Inc stockholders’ deficit	(1,881,625)	(1,465,496)

Noncontrolling interest	54,783	54,783

Total stockholders’ deficit	(1,826,842)	(1,410,713)

Total Liabilities and Stockholders’ Deficit	$126,653	$152,297

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended July 31, 2018	Three Months Ended July 31, 2017

Operating Expenses
Accounting and legal	$20,721	$25,343
Consulting and management	96,914	58,000
Stockholder relations	20,610	32,133
Stock-based compensation	-	59,500
General and administrative expenses	23,276	11,485
Research and development	120,358	149,841

Operating Loss	(281,879)	(336,302)

Other Expense
Interest expense	(153,063)	(54,250)
Loss on settlement of debt	-	-

Total other expense	(153,063)	(54,250)

Net loss before noncontrolling interest	$(434,942)	$(390,552)

Net Loss Attributed to Noncontrolling Interest	-	-

Net Loss Attributed to the Company	$(434,942)	$(390,552)

Loss per share	$(0.004)	$(0.005)

Weighted average number of common shares outstanding - basic and diluted	99,791,407	84,444,375

Comprehensive loss:
Net Loss	$(434,942)	$(390,552)
Translation adjustments	-	-
Comprehensive loss	(434,942)	(390,552)
Comprehensive loss attributable to non-controlling interest	-	-
Comprehensive loss attributable to REGI U.S., Inc	$(434,942)	$(390,552)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31, 2018	Three Months Ended July 31, 2017

Operating Activities
Net loss	$(434,942)	$(390,552)
Adjustments to reconcile net loss to net cash from operating activities
Amortization of debt discount	101,535	13,137
Amortization of promissory note fees	9,842	-
Depreciation Expense	1,551	1,198
Service settled with convertible promissory notes	16,357	37,986
Service settled with convertible promissory notes - related party	27,932	37,500
Stock-based compensation	-	59,500
Changes in non-cash working capital items
Prepaid expenses	(614)	(28,540)
Accounts payable and accrued liabilities	131,437	28,054
Due to related parties	32,195	42,631

Net Cash used for Operating Activities	(114,707)	(199,086)

Investing Activities
Purchase of furniture and equipment	-	(2,192)

Net Cash from (used for) Investing Activities	-	(2,192)

Financing Activities
Issuance of common shares for option exercise	-	15,500
Issuance of convertible promissory notes	90,000	370,000

Net Cash provided by financing activities	90,000	385,500

Net Change in Cash and Cash Equivalents	(24,707)	184,222

Cash and Cash Equivalents, Beginning of Year	111,823	67,818

Cash and Cash Equivalents, End of Year	$87,116	$252,040

Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$-	$-
Taxes	-	-
Supplemental Disclosure of Non-cash items
Discount on promissory notes for beneficial conversion features	5,850	344,284
Shares issued for note conversions	$12,963	$15,982

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

(Unaudited)

July 31, 2018 and 2017

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

Principles of consolidation

The accompanying unaudited interim consolidated financial statements of REGI have been prepared in accordance with accounting principles generally accepted in the United States of America, and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2018 filed on Form 10-K with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2018 as reported in the Form 10-K, have been omitted.

These financial statements include the accounts of the Company, its wholly owned subsidiaries RadMax Technologies, Inc., and Rand Energy Group Inc. (“Rand”).

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

The Company owns 26.1% of equity interest in Minewest Silver and Gold Inc. (“Minewest”), a British Columbia company. Minewest owns a 70% interest subject to a 10% Net Profits Interest in mining property in British Columbia. As at the date of this report, Minewest is inactive due to lack of funding. As a result, the assets were impaired and no transactions are recorded for Minewest during the year ended April 30, 2018 and the three months ended July 31, 2018.

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

Furniture and equipment

Property and equipment are stated at cost, which includes the acquisition price and any direct costs to bring the asset into use at its intended location, less accumulated depreciation.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended July 31, 2018.

3.	Going Concern

The Company incurred net losses of $434,942 for the three months ended July 31, 2018 and has a working capital deficit of $1,294,617 and an accumulated deficit of $24,498,341 at July 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of July 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company also receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. There is no assurance that any of these activities will be successful. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.

4.	Property and Equipment

Property and equipment at July 31, 2018 and April 30, 2018 consists of the following:

	July 31, 2018	April 30, 2018

Equipment	$7,040	$7,040
Furniture and fixtures	14,213	14,213

	21,253	21,253

Less accumulated depreciation	9,800	8,249

	$11,453	$13,004

Depreciation expense totaled $1,551 and $1,198 for the three months ended July 31, 2018 and 2017, respectively.

5.	Secured Convertible Promissory Notes

As of July 31, 2018, REGI has outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $195,344 (net of unamortized discount of $50,166) issued to related parties and $1,172,654 (net of unamortized discount of $422,781) issued to non-related parties. As of April 30, 2018, REGI has outstanding Convertible Notes of $142,762 (net of unamortized discount of $54,816) issued to related parties and $997,468 (net of unamortized discount of $523,658) issued to non-related parties.

During the three months ended July 31, 2018 the Company issued Convertible Notes for cash proceeds of $90,000, service debt provided by related parties of $27,932, and service debt provided by non-related parties of $16,357. During the twelve months ended April 30, 2018 the Company issued Convertible Notes for cash proceeds of $1,212,849, settled accounts payable from previous years of $17,436, service debt provided by related parties of $131,577, and service debt provided by non-related parties of $182,696 of which $66,600 was finders’ fee and legal fees for cash based Convertible Notes recorded as discount to the Convertible Notes.

The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date with the exception of one Convertible Note of $150,000 (net of unamortized discount of $7,684) repayable nine months after issuance, bearing simple interest of 2% during the term of the note and simple interest rate of 15% after the due date.

As of July 31, 2018, $17,436, $40,800, $1,622,710, $60,000 and $100,000 of the Convertible Notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.174, $0.12, $0.10, $0.09 and $0.08 per share respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

The Company determined that the conversion option was subject to a beneficial conversion feature and during the three months ended July 31, 2018 the company recorded a total beneficial conversion feature of $5,850, and amortization of the beneficial conversion feature of $111,377 as interest expense. During the year ended April 30, 2018 the company recorded a total beneficial conversion feature of $1,027,441, and amortization of the beneficial conversion feature of $510,311 as interest expense.

6.	Related Parties

Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the directors and officers and a former director of REGI and companies controlled or significantly influenced by these parties. As of July 31, 2018, there was $139,018 due to related parties. As of April 30, 2018, there was $106,823 due to related parties.

7.	Stockholders’ Equity

a)	Common Stock

During the three months ended July 31, 2018, non-related party convertible promissory note of $12,047 and its accrued interest of $916 were converted into 129,622 shares REGI’s common stock at $0.10 per share.

During the year ended April 30, 2018 related party convertible promissory notes of $126,152 and accrued interest of $10,931 were converted into a total of 1,369,964 shares of REGI’s common stock at $0.10 per share, and convertible promissory notes of $755,185 and accrued interest of $41,173 were converted into a total of 1,054,779 shares of REGI’s common stock at $0.755 per share.

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

b)	Common Stock Options and Warrants

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
1,400,000

On April 30, 2018, REGI granted an aggregate of 500,000 common stock options for services. These options vest upon grant, expire on April 30, 2023 and are exercisable at the following prices:

Options	Exercise price
100,000	$1.00
100,000	$2.00
100,000	$3.00
100,000	$4.00
100,000	$5.00
500,000

A summary of REGI’s stock option activities for the three months ended July 31, 2018 and year ended April 30 2018 are as follows:

	Three months ended July 31, 2018		Year ended April 30, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	9,355,000	$0.52	9,138,000	$0.31
Granted	-		1,900,000	1.17
Exercised	-		(155,000)	0.10
Forfeited or expired	-		(1,528,000)	0.20

Outstanding at end of period	9,355,000	$0.52	9,355,000	$0.52

Exercisable at end of period	9,163,750	$0.53	9,163,750	$0.53

The weighted average remaining contractual life of the options is 3.42 years at July 31, 2018, and 3.67 years at April 30, 2018.

At July 31 and April 30, 2018 there were no warrants outstanding.

8.	Income Taxes

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

The composition of REGI’s deferred tax assets at July 31 and April 30, 2018:

	July 31 ,2018	April 30, 2018

Net operating loss carry-forward	$3,707,843	$3,272,901

Deferred tax asset	778,647	687,309
Less: Valuation allowance	(778,647)	(687,309)

Net deferred tax asset	$-	$-

Management has determined that the Company is subject to examination of income tax filings in the United States for the 2014 through 2016 tax years.

9.	Subsequent Events

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and determined that no material subsequent events exist other that the following.

Subsequent to July 31, 2018, the Company issued Convertible Notes for service debt provided by related parties of $47,400. The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date.

Subsequent to July 31, 2018, a total of 1,210,589 shares of the Company’s common stock were issued for Convertible Promissory notes at $0.10 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2018. We do not intend to update the forward- looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

4

Going Concern

We incurred net losses of $434,942 for the three months ended July 31, 2018 and had a working capital deficit of $1,294,617 and an accumulated deficit of $24,498,341 at July 31, 2018. Further losses are expected until we enter into licensing agreements of our technologies. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

We may receive interim support from related parties and plan to raise additional capital through debt and/or equity financings. We may also raise additional funds when our outstanding options are exercised. However, there is no assurance that any of these activities will be realized.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended April 30, 2018, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for Three Months Ended July 31, 2018 Compared to the Three Months Ended July 31, 2017

We had a net loss of $434,942 during the three months ended July 31, 2018, increased from net loss of $390,552 during the three months ended July 31, 2017.

We incurred research and development expenses of $120,358 in the three months ended July 31, 2018, a decrease as compared to research and development expenses of $149,841 in the three months ended July 31, 2017.

During the three months ended July 31, 2018 we incurred interest expense of $153,063 on secured convertible promissory notes as compared to $54,250 on secured convertible promissory notes during the three months ended July 31, 2017.

Total other administrative expenses decreased from $186,461 in the three months ended July 31, 2017 to $161,521 in the three months ended July 31, 2018.

Liquidity and Capital Resources

During the three months ended July 31, 2018, we financed our operations mainly with proceeds of $90,000 from issuance of secured convertible promissory notes.

At July 31, 2018 total amount owed to related parties is $139,018 as of July 31, 2018. This funding was necessary to meet our research and development targets and place us in a position to attain profit. These balances owed to related parties are non-interest bearing, unsecured and repayable on demand.

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

5

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the three months ended July 31, 2018, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May 1, 2018 to the date of this report, the Company issued convertible promissory notes for cash proceeds of $90,000 and service debt of $91,689. The convertible notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date.

From May 1, 2018 to the date of this report, 1,340,211 shares of the Company’s common stock were issued for convertible promissory notes at $0.10 per share.

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

September 17, 2018

REGI U.S., INC.

/s/ Michael Urso
Michael Urso
Chief Executive Officer

8