Form 10-Q
period 2018-10-31
REGI U S INC
filed 2018-12-14
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,265,444 shares of common stock with no par value issued and outstanding as of December 14, 2018.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

Consolidated Balance Sheets

	October 31, 2018	April 30, 2018
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$16,409	$111,823
Prepaid expenses	19,694	27,470

Total current assets	36,103	139,293

Furniture and equipment, net	24,901	13,004

Total Assets	$61,004	$152,297

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$577,381	$315,957
Due to related parties	94,794	106,823
Convertible promissory notes, net of unamortized discount of $139,249 and $15,959, respectively	679,650	579,976
Convertible promissory notes - related parties, net of unamortized discount of $15,502 and $2,639, respectively	93,498	58,361

Total current liabilities	1,445,321	1,061,117

Long-term Liabilities
Convertible promissory notes, net of unamortized discount of $182,694 and $507,699, respectively	438,120	417,492
Convertible promissory notes - related parties, net of unamortized discount of $19,401 and $52,177, respectively	163,509	84,401

Total long-term liabilities	601,629	501,893

Total liabilities	2,046,950	1,563,010

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock,150,000,000 shares authorized, no par value, 101,765,444 and 99,698,583 shares issued and outstanding respectively	23,158,666	22,956,578
Accumulated deficit	(24,840,720)	(24,063,399)
Accumulated other comprehensive loss	(358,675)	(358,675)

Total REGI U.S., Inc stockholders’ deficit	(2,040,729)	(1,465,496)

Noncontrolling interest	54,783	54,783

Total stockholders’ deficit	(1,985,946)	(1,410,713)

Total Liabilities and Stockholders’ Deficit	$61,004	$152,297

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Six Months Ended October 31, 2018	Six Months Ended October 31, 2017	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017

Total Income from Sales	$40,000	$-	$40,000	$-

Operating Expenses
Accounting and legal	$45,954	$76,780	$25,233	$52,859
General and administrative expenses	33,118	65,615	9,842	52,343
Research and development	241,408	398,778	121,050	249,301
Shareholder communication	37,343	49,068	16,733	16,936
Wages & Contractors	166,537	151,500	69,623	34,000

Operating Loss	(484,360)	(741,741)	(202,481)	(405,439)

Other Income (Expense)
Gain on debt settlement	7,217	-	7,217	-
Misc Revenue	15,000	-	15,000	-
Interest expense	(315,178)	(197,280)	(162,115)	(143,030)

Total Other Income (Expense)	(292,961)	(197,280)	(139,898)	(143,030)

Net loss before noncontrolling interest	$(777,321)	$(939,021)	$(342,379)	$(548,469)

Net Loss Attributed to Noncontrolling Interest	-	-	-	-

Net Loss Attributed to the Company	$(777,321)	$(939,021)	$(342,379)	$(548,469)

Loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	100,391,218	84,688,622	100,991,028	84,932,860

Comprehensive loss:
Net Loss	$(777,321)	$(939,021)	$(342,379)	$(548,469)
Translation adjustments	-	-	-	-
Comprehensive loss	(777,321)	(939,021)	(342,379)	(548,469)
Comprehensive loss attributable
Noncontrolling Interest	-	-	-	-
Comprehensive loss attributable to REGI U.S., Inc	$(777,321)	$(939,021)	$(342,379)	$(548,469)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31, 2018	Six Months Ended October 31, 2017

Operating Activities
Net loss	$(777,321)	$(939,021)
Adjustments to reconcile net loss to net cash from operating activities
Amortization of debt discount	215,227	89,805
Amortization of promissory note fees	9,972	7,384
Depreciation Expense	3,103	2,750
Revenue recognized on donated equipment	(15,000)	-
Shares issued for service	-	59,500
Service settled with convertible promissory notes	16,357	81,721
Service settled with convertible promissory notes - related party	79,332	52,000
Changes in non-cash working capital items
Prepaid expenses	7,776	(31,466)
Accounts payable and accrued liabilities	287,171	66,588
Due to related parties	(11,539)	2,883

Net Cash used for Operating Activities	(184,922)	(607,856)

Investing Activities
Purchase of furniture and equipment	-	(4,578)

Net Cash from (used for) Investing Activities	-	(4,578)

Financing Activities
Redemption of promissory note	-	(14,152)
Issuance of common shares for option exercise	-	15,500
Payments made on lease	(492)	-
Issuance of convertible promissory notes	90,000	770,849

Net Cash provided by financing activities	89,508	772,197

Net Change in Cash and Cash Equivalents	(95,414)	159,763

Cash and Cash Equivalents, Beginning of Year	111,823	67,818

Cash and Cash Equivalents, End of Year	$16,409	$227,581

Non-cash Items
Reclass from non related party convertible notes to related party convertible notes	$-	$60,000
Finder fee for promissory notes	-	62,600
Discount on convertible promissory notes for beneficial conversion features	5,850	691,197
Accounts payable settled with convertible promissory note	25,746	17,436
Shares issued for note conversion	170,491	44,803

Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	-	-
Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

(Unaudited)

October 31, 2018 and 2017

1.	Nature of Business

REGI U.S., Inc. (“we”, “our”, the “Company”, “REGI”) has been engaged in the business of developing and building improved axial vane-type rotary devices for civilian, commercial and government applications with the marketing and intellectual rights in the U.S. Effective February 17, 2017 REGI purchased the worldwide marketing and intellectual rights, other than in the U.S., from Reg Technologies, Inc. (“Reg Tech”), a British Columbia company. $40,000 in revenue has been derived to date from REGI’s principal operations of research and development.

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

These financial statements include the accounts of the Company, its wholly owned subsidiary, RadMax Technologies, Inc. and it previous wholly owned subsidiary, Rand Energy Group Inc. (“Rand”).

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

The Company entered into a Mutual Accord and Purchase Agreement on March 7, 2018, to sell all of its interest in Minewest Silver & Gold Inc. (“Minewest”), a British Columbia company, in exchange for settlement of its outstanding debt of $7,217to Minewest. The Company completed the final transfer of mining rights and Claim titles to Minewest on August 13, 2018.

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718 which establishes the accounting treatment for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of FASB ASC 718, share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). The Company accounts for share-based payments to non-employees in accordance with FASB ASC 505-50.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the six months ended October 31, 2018.

3.	Going Concern

The Company incurred net losses of $777,321 for the six months ended October 31, 2018 and has a working capital deficit of $1,409,218 and an accumulated deficit of $24,840,720 at October 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of October 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company also receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. There is no assurance that any of these activities will be successful. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.

4.	Property and Equipment

Property and equipment at October 31, 2018 and April 30, 2018 consists of the following:

	October 31, 2018	April 30, 2018

Equipment	$22,040	$7,040
Furniture and fixtures	14,213	14,213

	36,253	21,253

Less accumulated depreciation	11,352	8,249

	$24,901	$13,004

Depreciation expense totaled $3,103 and $2,750 for the six months ended October 31, 2018 and 2017, respectively.

5.	Secured Convertible Promissory Notes

As of October 31, 2018, REGI has outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $257,007 (net of unamortized discount of $34,903) issued to related parties and $1,117,770, (net of unamortized discount of $321,943) issued to non-related parties. As of April 30, 2018, REGI has outstanding Convertible Notes of $142,762 (net of unamortized discount of $54,816) issued to related parties and $997,468 (net of unamortized discount of $523,658) issued to non-related parties.

During the six months ended October 31, 2018 the Company issued Convertible Notes for service debt provided by related parties of $47,400. During the twelve months ended April 30, 2018 the Company issued Convertible Notes for cash proceeds of $1,212,849, settled accounts payable from previous years of $17,436, service debt provided by related parties of $131,577, and service debt provided by non-related parties of $182,696 of which $66,600 was finders’ fee and legal fees for cash based Convertible Notes recorded as discount to the Convertible Notes.

The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date with the exception of one Convertible Note of $140,278 (net of unamortized discount of $3,012) repayable nine months after issuance, bearing simple interest of 2% during the term of the note and simple interest rate of 15% after the due date.

As of October 31, 2018, $17,436, $40,800, $1,513,385, $60,000 and $100,000 of the Convertible Notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.174, $0.12, $0.10, $0.09 and $0.08 per share respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

The Company determined that the conversion option was subject to a beneficial conversion feature and during the six months ended October 31, 2018 the company recorded amortization of the beneficial conversion feature of $113,692 as interest expense. During the year ended April 30, 2018 the company recorded a total beneficial conversion feature of $1,027,441, and amortization of the beneficial conversion feature of $510,311 as interest expense.

6.	Related Parties

Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the directors and officers and a former director of REGI and companies controlled or significantly influenced by these parties. As of October 31, 2018, there was $94,792 due to related parties. As of April 30, 2018, there was $106,823 due to related parties.

7.	Stockholders’ Equity

a)	Common Stock

During the six months ended October 31, 2018, non-related party convertible promissory notes of $155,722 and its accrued interest of $37,828 were converted into 1,937,189 shares REGI’s common stock at $0.10 and $0.05 per share.

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
1,400,000

On April 30, 2018, REGI granted an aggregate of 500,000 common stock options for services. These options vest upon grant, expire on April 30, 2023 and are exercisable at the following prices:

Options	Exercise price
100,000	$1.00
100,000	$2.00
100,000	$3.00
100,000	$4.00
100,000	$5.00
500,000

A summary of REGI’s stock option activities for the six months ended October 31, 2018 and year ended April 30, 2018 are as follows:

	Six months ended		Year ended
	October 31, 2018		April 30, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	9,355,000	$0.52	9,138,000	$0.31
Granted	-		1,900,000	1.17
Exercised	-		(155,000)	0.10
Forfeited or expired	-		(1,528,000)	0.20

Outstanding at end of period	9,355,000	$0.52	9,355,000	$0.52

Exercisable at end of period	9,163,750	$0.53	9,163,750	$0.53

The weighted average remaining contractual life of the options is 3.16 years at October 31, 2018, and 3.67 years at April 30, 2018.

At October 31 and April 30, 2018 there were no warrants outstanding.

8.	Income Taxes

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

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its reliability.

The composition of REGI’s deferred tax assets at October 31 and April 30, 2018:

	October 31 ,2018	April 30, 2018

Net operating loss carry-forward	$4,050,220	$3,272,901

Deferred tax asset	850,547	687,309
Less: Valuation allowance	(850,547)	(687,309)

Net deferred tax asset	$-	$-

9.	Subsequent Events

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and note these events,

1.	The Company entered into a Convertible Note with Labrys Fund, LP., on November 30, 2018 for $220,000.00, six month term at 12% annual Interest. 2,000,000 shares of the Company were issued as restricted assurance shares should the loan not be paid back per it terms and conditions.
2.	These working capital funds are being used to pay off FirstFire Capital Management LLC, (FirstFire) April 12th, 2018, Senior Convertible Promissory Note of $162,000.00, for $150,000.00 and FirstFire conversion of 500,000 shares of the Company.
3.	The Company raised an additional $192,500 from four individuals via its internal Senior Convertible Loan Program. (SCLP)
4.	Battelle Memorial Institute, Pacific Northwest National Laboratory signed a purchase order in the amount of $45,000 to complete three tasks by February 28, 2019. Task 1 – complete base design; Task 2 – Order Raw Materials and start manufacturing; Task 3 – Deliver Prototype Expander. Tasks 1 and 2 were completed and billed for by November 15, 2018.

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

The Company entered into a Mutual Accord and Purchase Agreement on March 7th, 2018, to sell all of its interest in Minewest Silver & Gold Inc. (“Minewest”), a British Columbia company, in exchange for settlement of its outstanding debt of $7,217 to Minewest. The Company completed the final transfer of mining rights and Claim titles to Minewest on August 13th, 2018.

4

Going Concern

We incurred net losses of $777,321 for the six months ended October 31, 2018 and had a working capital deficit of $1,409,218 and an accumulated deficit of $24,840,720 at October 31, 2018. Further losses are expected until we enter into licensing agreements of our technologies. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations for Six Months Ended October 31, 2018 Compared to the Six Months Ended October 31, 2017

We had a net loss of $777,321 during the six months ended October 31, 2018, decreased from a net loss of $939,021 during the six months ended October 31, 2017.

We incurred research and development expenses of $241,408 in the six months ended October 31, 2018, a decrease as compared to research and development expenses of $398,778 in the six months ended October 31, 2017.

During the six months ended October 31, 2018 we incurred interest and finance expense of $315,178 on secured convertible promissory notes as compared to $197,280 on secured convertible promissory notes during the six months ended October 31, 2017.

Total other administrative and operating expenses decreased from $342,963 in the six months ended October 31, 2017 to $242,952 in the six months ended October 31, 2018.

Results of Operations for Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017

We had a net loss of $342,379 during the three months ended October 31, 2018 decreased from a net loss of $548,469 during the three months ended October 31, 2017.

We incurred research and development expenses of $121,050 in the three months ended October 31, 2018, a decrease as compared to research and development expenses of $249,301 in the three months ended October 31, 2017

During the three months ended October 31, 2018 we incurred interest and finance expense of $162,115 on secured convertible promissory notes as compared to $143,030 on secured convertible promissory notes during the three months ended October 31, 2017.

Total other administrative and operating expenses decreased from $156,138 in the three months ended October 31, 2017 to $121,431 in the three months ended October 31, 2018.

5

Liquidity and Capital Resources

During the six months ended October 31, 2018, we financed our operations mainly with proceeds of $90,000 from issuance of secured convertible promissory notes and $40,000 revenue generated by sales.

At October 31, 2018 total amount owed to related parties is $94,792. This funding was necessary to meet our research and development targets and place us in a position to attain profit. These balances owed to related parties are non-interest bearing, unsecured and repayable on demand.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the three months ended October 31, 2018, attached hereto.

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

We are taking steps to enhance and improve the design of our disclosure controls. During the period covered by this interim report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we need to appoint additional qualified personnel to address inadequate segregation of duties and adopt sufficient written policies and procedures for accounting and financial reporting. These remediation efforts are largely dependent upon securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May 1, 2018 to the date of this report, the Company issued convertible promissory notes for cash proceeds of $417,355 and service debt of $91,289. The convertible notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date.

From May 1, 2018 to the date of this report, 4,524,350 shares of the Company’s common stock were issued for convertible promissory notes.

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

December 14, 2018

REGI U.S., INC.

/s/ Michael Urso
Michael Urso
Chief Executive Officer

8