Form 10-Q
period 2019-01-31
REGI U S INC
filed 2019-03-25
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2019

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ] No [X]

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 105,743,040 shares of common stock with no par value issued and outstanding as of March 22, 2019.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

REGI U.S., Inc.

Consolidated Balance Sheets

	January 31, 2019	April 30, 2018
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$60,567	$111,823
Prepaid expenses	27,714	27,470

Total current assets	88,281	139,293

Furniture and equipment, net	23,955	13,004

Total Assets	$112,236	$152,297

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$614,846	$315,957
Derivative Liability, net of unamortized discount of $59,368 and $0 respectively	547,024	-
Due to related parties	115,196	106,823
Convertible promissory notes, net of unamortized discount of $229,716 and $15,959, respectively	1,037,126	579,976
Convertible promissory notes - related parties, net of unamortized discount of $22,719 and $2,639, respectively	107,050	58,361

Total current liabilities	2,421,242	1,061,117

Long-term Liabilities
Convertible promissory notes, net of unamortized discount of $9,139 and $507,699, respectively	341,346	417,492
Convertible promissory notes - related parties, net of unamortized discount of $6,182 and $52,177, respectively	146,733	84,401

Total long-term liabilities	488,079	501,893

Total liabilities	2,909,321	1,563,010

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock,150,000,000 shares authorized, no par value,105,743,040 and 99,698,583 shares issued and outstanding respectively	23,450,259	22,956,578
Returnable shares issued 2,000,000 and 0 respectively	(114,000)	-
Accumulated deficit	(25,829,452)	(24,063,399)
Accumulated other comprehensive loss	(358,675)	(358,675)

Total REGI U.S., Inc stockholders’ deficit	(2,851,868)	(1,465,496)

Noncontrolling interest	54,783	54,783

Total stockholders’ deficit	(2,797,085)	(1,410,713)

Total Liabilities and Stockholders’ Deficit	$112,236	$152,297

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018

Total Income from Sales	$75,000	$-	$35,000	$-

Operating Expenses
Accounting and legal	76,785	128,975	30,831	52,195
General and administrative expenses	53,672	125,164	20,554	59,549
Research and development	365,709	603,191	124,301	204,413
Shareholder communication	50,467	89,604	13,124	40,536
Wages & Contractors	238,833	185,918	72,296	34,418

Operating Loss	(710,466)	(1,132,852)	(226,106)	(391,111)

Other Income (Expense)
Loss on debt settlement	(50,388)	-	(57,605)	-
Misc Revenue	15,000	-	-	-
Loss on issuance of note	(156,870)	-	(156,870)	-
Change in derivative liability	(311,071)	-	(311,071)	-
Interest expense	(552,258)	(478,417)	(237,081)	(281,137)

Total Other Income (Expense)	(1,055,587)	(478,417)	(762,627)	(281,137)

Net loss before noncontrolling interest	$(1,766,053)	$(1,611,269)	$(988,733)	$(672,248)

Net Loss Attributed to Noncontrolling Interest	-	-	-	-

Net Loss Attributed to the Company	$(1,766,053)	$(1,611,269)	$(988,733)	$(672,248)

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	101,865,541	86,696,000	103,289,817	91,538,504

Comprehensive loss:
Net Loss	$(1,766,053)	$(1,611,269)	$(988,733)	$(672,248)
Translation adjustments	-	-	-	-
Comprehensive loss	(1,766,053)	(1,611,269)	(988,733)	(672,248)
Comprehensive loss attributable Noncontrolling Interest	-	-	-	-
Comprehensive loss attributable to REGI U.S., Inc	$(1,766,053)	$(1,611,269)	$(988,733)	$(672,248)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Stockholders’ Deficit

						Accumulated
						Other	Total
	Common	Treasury		Returnable	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Shares	Capital	Shares	Deficit	Loss	Deficit	Interest	Total

Balance, April 30, 2017 (Audited)	84,850,475	(827,731)	$19,641,632	$-	$(21,058,170)	$(358,675)	$(1,775,213)	$54,783	$(1,720,430)

Net loss	-	-	-	-	(3,005,229)	-	(3,005,229)	-	$(3,005,229)
Shares issued for debt conversion	8,210,839	-	1,507,300	-	-	-	1,507,300	-	$1,507,300
Beneficial conversion feature	-	-	1,027,441	-	-	-	1,027,441	-	$1,027,441
Stock-based compensation expense	3,310,000	-	562,700	-	-	-	562,700	-	$562,700
Stock options exercised	155,000	-	15,500	-	-	-	15,500	-	$15,500
Shares issued for asset purchase	3,172,269	827,731	-	-	-	-	-	-	-
Option compensation expense	-	-	202,005	-	-	-	202,005	-	$202,005

Balance, April 30, 2018 (Audited)	99,698,583	-	22,956,578	-	(24,063,399)	(358,675)	(1,465,496)	54,783	(1,410,713)

Net loss	-	-	-	-	(1,766,053)	-	(1,766,053)	-	$(1,766,053)
Shares issued for debt conversion	4,004,457	-	371,831	-	-	-	371,831	-	$371,831
Beneficial conversion feature	-	-	5,850	-	-	-	5,850	-	$5,850
Returnable Shares Issued	2,000,000	-	114,000	(114,000)	-	-	-	-	$-
Shares issued for service	40,000	-	2,000		-	-	2,000	-	$2,000

Balance, January 31, 2019 (Unaudited)	105,743,040	-	$23,450,259	$(114,000)	$(25,829,452)	$(358,675)	$(2,851,868)	$54,783	$(2,797,085)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	January 31, 2019	January 31, 2018

Operating Activities
Net loss	$(1,766,053)	$(1,611,269)
Adjustments to reconcile net loss to net cash from operating activities
Amortization of debt discount	507,066	301,937
Amortization of promissory note fees	16,933	35,598
Depreciation Expense	4,049	4,301
Derivative discount recognized	131,871	-
Revenue recognized on donated equipment	(15,000)	-
Shares issued for service	2,000	59,500
Service settled with convertible promissory notes	16,357	143,923
Service settled with convertible promissory notes - related party	79,332	88,768
Changes in non-cash working capital items
Prepaid expenses	(244)	(27,548)
Accounts payable and accrued liabilities	325,636	118,964
Derivative Liability	311,069	-
Due to related parties	8,373	(404)

Net Cash used for Operating Activities	(378,611)	(886,230)

Investing Activities
Purchase of furniture and equipment	-	(4,578)

Net Cash from (used for) Investing Activities	-	(4,578)

Financing Activities
Redemption of promissory note	(169,200)	(14,152)
Issuance of common shares for option exercise	-	15,500
Issuance of convertible promissory notes	496,555	1,027,845

Net Cash provided by financing activities	327,355	1,029,193

Net Change in Cash and Cash Equivalents	(51,256)	138,385

Cash and Cash Equivalents, Beginning	111,823	67,818

Cash and Cash Equivalents, Ending	$60,567	$206,203

Non-cash Items
Finder fee for promissory notes	$-	$62,600
Returnable shares issued	114,000	-
Discount on convertible promissory notes for beneficial conversion features	5,850	1,004,514
Accounts payable settled with convertible promissory note	3,000	17,436
Shares issued for note conversion	371,831	1,372,276

Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$-	$1,870
Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

REGI U.S., Inc. (“we”, “our”, the “Company”, “REGI”) has been engaged in the business of developing and building improved axial vane-type rotary devices for civilian, commercial and government applications with the marketing and intellectual rights in the U.S. Effective February 17, 2017 REGI purchased the worldwide marketing and intellectual rights, other than in the U.S., from Reg Technologies, Inc. (“Reg Tech”), a British Columbia company. $75,000 in revenue has been derived to date from REGI’s principal operations of research and development.

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

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

Derivative Liabilities

The Company recognizes derivative liabilities in the balance sheet and measures those instruments at fair value. The accounting for changes in fair value depends on its intended use and designation and could entail recording the gain or loss through earnings when the gain or loss is realized. Per the guidance offer By ASC Topic 820 above the Company uses “Level 3 input valuation methodology”.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended January 31, 2019.

3.	Going Concern

The Company incurred net losses of $1,766,053 the nine months ended January 31, 2019 and has a working capital deficit of $2,309,006 and an accumulated deficit of $25,829,452 at January 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of January 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company also receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. There is no assurance that any of these activities will be successful. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.

4.	Property and Equipment

Property and equipment at January 31, 2019 and April 30, 2018 consists of the following:

	January 31, 2019	April 30, 2018
Equipment	$22,040	$7,040
Furniture and fixtures	14,213	14,213

	36,253	21,253

Less accumulated depreciation	12,298	8,249

	$23,955	$13,004

Depreciation expense totaled $4,049 and $4,301 for the nine months ended January 31, 2019 and 2018, respectively.

5.	Secured Convertible Promissory Notes

As of January 31, 2019, REGI has outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $253,783 (net of unamortized discount of $28,901) issued to related parties and $1,378,472, (net of unamortized discount of $238,855) issued to non-related parties. As of April 30, 2018, REGI has outstanding Convertible Notes of $142,762 (net of unamortized discount of $54,816) issued to related parties and $997,468 (net of unamortized discount of $523,658) issued to non-related parties.

During the nine months ended January 31, 2019 the Company issued Convertible Notes for service debt provided by related parties of $79,332 and $16,357 to non-related parties. During the nine months ended January 31, 2019 the Company issued Convertible Notes for cash proceeds of $39,200 to related parties and $457,355 to non-related parties while redeeming $16,000 of related parties and $150,000 or non-related parties Convertible Notes for cash.

The Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date with the exception of one Convertible Note of $220,000 (net of unamortized discount of $14,861) repayable six months after issuance, bearing simple interest of 12% during the term of the note and simple interest rate of 24% after the due date.

As of January 31, 2019, $17,436, $40,000, $1,682,576, $60,000 and $100,000 of the Convertible Notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.174, $0.12, $0.10, $0.09 and $0.08 per share respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does qualify for derivative accounting.

The Company determined that the conversion option was subject to a beneficial conversion feature and during the nine months ended January 31, 2019 the company recorded amortization of the beneficial conversion feature of $507,066 as interest expense.

6.	Derivative Liability

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. Certain conversion features of convertible notes payable did not have fixed settlement provisions because the conversion price is variable. In addition, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. In accordance with the FASB authoritative guidance, the conversion feature of the convertible note was separated from the host contract (i.e., the notes) and the fair value of the conversion price have been recognized as a derivative and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued at the following dates using a Black-Scholes-Merton model with the following average assumptions:

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the derivative securities was determined by the remaining contractual life of the derivative instrument. For derivative instruments that already matured, the Company used the estimated life. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

The derivative liabilities were valued at the following dates using a Black-Scholes-Merton model with the following average assumptions:

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the derivative securities was determined by the remaining contractual life of the derivative instrument. For derivative instruments that already matured, the Company used the estimated life. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

During the nine months ended January 31, 2019, the Company recorded $547,024 in derivative liability net of $59,368 of unamortized discount as a result of conversion features from the issuance of new convertible notes payables (see Note 5).

7.	Related Parties

Amounts due to related parties are unsecured, non-interest bearing and due on demand. Related parties consist of the directors and officers and a former director of REGI and companies controlled or significantly influenced by these parties. As of January 31, 2019, there was $115,196 due to related parties. As of April 30, 2018, there was $106,823 due to related parties.

8.	Stockholders’ Equity

a)	Common Stock

During the nine months ended January 31, 2019, non-related party convertible promissory notes of $270,658 and its accrued interest of $101,173 were converted into 4,004,457 shares of REGI’s common stock at between $0.04 and $0.10 per share. During the nine months ended January 31, 2019 non-related parties were issued 40,000 shares at $0.05 ($2,000) as payment for services and 2,000,000 shares at $0.057 ($114,000) as restricted assurance shares against an outstanding Convertible Note.

During the nine months ended January 31, 2019, related party convertible promissory notes of $13,427 and its accrued interest of $855 were converted into 142,823 shares REGI’s common stock at $0.10 per share.

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

b)	Common Stock Options and Warrants

A summary of REGI’s stock option activities for the nine months ended January 31, 2019 and year ended April 30, 2018 are as follows:

	Nine months ended		Year ended
	January 31, 2019		April 30, 2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	9,355,000	$0.52	9,138,000	$0.31
Granted	-		1,900,000	1.17
Exercised	-		(155,000)	0.10
Forfeited or expired	-		(1,528,000)	0.20

Outstanding at end of period	9,355,000	$0.52	9,355,000	$0.52

Exercisable at end of period	9,163,750	$0.53	9,163,750	$0.53

The weighted average remaining contractual life of the options is 2.92 years at January 31, 2019, and 3.67 years at April 30, 2018.

At January 31, 2019 and April 30, 2018 there were no warrants outstanding.

9.	Income Taxes

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

The composition of REGI’s deferred tax assets at :

	January 31, 2019	April 30, 2018

Net operating loss carry-forward	$5,038,954	$3,272,901

Deferred tax asset	1,058,180
Less: Valuation allowance	(1,058,180)	687,309
		(687,309)
Net deferred tax asset	$-	$-

10.	Subsequent Events

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and notes no subsequent events to disclose.

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

Going Concern

We incurred net losses of $1,766,053 for the nine months ended January 31, 2019 and had a working capital deficit of $2,309,006 and an accumulated deficit of $25,829,452 at January 31, 2019. Further losses are expected until we enter into licensing agreements of our technologies. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

4

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

Results of Operations for Nine Months Ended January 31, 2019 Compared to the Nine Months Ended January 31, 2018

We had a net loss of $1,766,053 during the nine months ended January 31, 2019, increased from a net loss of $1,611,269 during the nine months ended January 31, 2018.

We incurred research and development expenses of $365,709 in the nine months ended January 31, 2019, a decrease as compared to research and development expenses of $603,191 in the nine months ended January 31, 2018.

During the nine months ended January 31, 2019 we incurred interest and finance expense of $552,258 on secured convertible promissory notes as compared to $478,417 on secured convertible promissory notes during the nine months ended January 31, 2018.

Total other administrative and operating expenses decreased from $342,963 in the nine months ended January 31, 2018 to $344,757 in the nine months ended January 31, 2019.

Results of Operations for Three Months Ended January 31, 2019 Compared to the Three Months Ended January 31, 2018

We had a net loss of $988,733 during the three months ended January 31, 2019 increased from a net loss of $672,248 during the three months ended January 31, 2018.

We incurred research and development expenses of $124,301 in the three months ended January 31, 2019, a decrease as compared to research and development expenses of $204,413 in the three months ended January 31, 2018.

During the three months ended January 31, 2019 we incurred interest and finance expense of $237,081 on secured convertible promissory notes as compared to $281,137 on secured convertible promissory notes during the three months ended January 31, 2018.

Total other administrative and operating expenses decreased from $186,698 in the three months ended January 31, 2018 to $101,805 in the three months ended January 31, 2019.

Liquidity and Capital Resources

During the nine months ended January 31, 2019, we financed our operations mainly with proceeds of $496,555 from issuance of secured convertible promissory notes and $75,000 revenue generated by sales.

At January 31, 2019 total amount owed to related parties is $115,196. This funding was necessary to meet our research and development targets and place us in a position to attain profit. These balances owed to related parties are non-interest bearing, unsecured and repayable on demand.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the nine months ended January 31, 2019, attached hereto.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May 1, 2018 to the date of this report, the Company issued convertible promissory notes for cash proceeds of $496,555 and service debt of $95,689. The convertible notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date.

From May 1, 2018 to the date of this report, 4,004,457 shares of the Company’s common stock were issued for convertible promissory notes.

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

March 25, 2019

REGI U.S., INC.

/s/ Michael Urso
Michael Urso
Chief Executive Officer

8