Form 10-K
period 2019-04-30
REGI U S INC
filed 2019-09-11
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

COMMISSION FILE NUMBER 000-23920

REGI U.S., Inc.

(Exact name of small business issuer as specified in its charter)

OREGON	91-1580146
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7520 N Market St., #10, Spokane, WA	99217
(Address of principal executive office)	(Postal Code)

((509) 474-1040

(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act:

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes [  ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed). Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

The Company had $60,000 in operating revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2018 was $5,897,161.

As of September 6, 2019, there were 107,736,908 shares of issuer’s common stock, no par value, issued and outstanding

REGI U.S., INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

Risks related to the Company’s properties being in the exploration stage;

Risks related to the mineral operations being subject to government regulation;

Risks related to the Company’s ability to obtain additional capital to develop the Company’s resources, if any;

Risks related to mineral exploration and development activities;

Risks related to mineral estimates;

Risks related to the Company’s insurance coverage for operating risks;

Risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

Risks related to the competitive industry of mineral exploration;

Risks related to the title and rights in the Company’s mineral properties;

Risks related to the possible dilution of the Company’s common stock from additional financing activities;

Risks related to potential conflicts of interest with the Company’s management;

Risks related to the Company’s shares of common stock.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of Business” and “Management’s Discussion and Analysis” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. REGI U.S., Inc., Inc. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “REGI US,” and the “Company”, mean REGI US, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2019. The following statements may be forward-looking in nature and actual results may differ materially.

PART I

ITEM 1.	BUSINESS.

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

Business of the Company

Overview and History

RadMax, is a wholly owned subsidiary of REGI U.S., Inc., based in Spokane, Washington. It is a technology and product development company that is designing, building and proving the functionality of a family of smaller, lighter and more energy-efficient axial vane, rotary engines, compressors, pumps and gas expanders for, commercial, residential and government applications. Our focus is on developing innovative devices that reduce carbon footprint, device size, weight and parts count, while increasing fuel and manufacturing efficiencies over incumbent technologies. Our proprietary sliding axial vane technology enables our devices to deliver high output to weight ratios making them easily scalable from small to very large. We intend to develop and market these devices in cooperation with our industry, government, and private investor partners. We are initially focused on applications that are new and disruptive, in that they are more efficient, environmentally friendly, compact and cost-effective while offering a broader operational range than those currently available.

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

From our headquarters in Spokane, WA, we are working with our engineering staff, as well as outside engineering and business consultants, to design, build, and commercialize these devices. Our goal is to license or sell RadMax technology and/or participate in joint ventures to manufacture RadMax products for a broad spectrum of industries and applications. Examples of industries and applications that could benefit from our technology include (but are not limited to); transportation, aerospace, air conditioning and refrigeration, oil and gas production and distribution, power generation, water desalination and purification, pumps, commercial building dehumidification/carbon dioxide removal, and military markets. In addition to its potential use as prime mover, the RadMax technology design is being employed in the development of several types of compressors, pumps, and gas expanders.

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

As an engine, RadMax devices provide power through the expansion of gases, which in turn is converted to shaft torque. When configured as an internal combustion four-stroke engine, combustion occurs within the device’s internal combustion chamber. The hot, pressurized gases cause the rotor to revolve, releasing energy through expansion as the combustion chamber increases in volume. Because the RadMax design can have up to 12 vanes, the engine generates an incredible 24 power strokes per rotation, 12 on the upper side of the rotor and 12 on the lower side. Due to this efficient design, a RadMax internal combustion engine will produce four times the horsepower per revolution compared to an equivalent-displacement four-cycle piston engine. The RadMax external combustion engine is a low-pressure Brayton cycle engine that uses a gas expander rather than a traditional turbine. Various prototype engines for both diesel and spark- ignition configurations have been built ranging from 10 to over 300 horsepower.

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

Key Advantages:

●	Able to efficiently expand low density gases
●	Developed torque can be used to internally generate electricity or drive an external device
●	Variable expansion ratios possible
●	Able to achieve higher work efficiencies at lower speeds
●	Easily scalable from small to large devices
●	Use can decrease electricity consumption in the USA by $5 to $15 billion.
●	Use can reduce carbon dioxide emissions by over 100 million tons in the USA alone.

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

We are currently focused on designing and building prototype devices targeted for use in the air conditioning / refrigeration and natural gas distribution industries. When used these devices can significantly reduce electric power requirements and associated carbon dioxide emissions. RadMax is currently partnering with the DOE via PNNL on a variety of Solar Energy Technology Office (SETO), Geothermal Technology Office (GTO), and Building Technology Office (BTO) grant proposals and projects.

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

Applications:

Compressing refrigerants for industrial, commercial, residential and automotive air conditioning systems; industrial gas compressing; natural gas field and pipeline gas compression; low density gas to high pressure. The RadMax compressor is being tested in DOE SETO and GTO projects that use metal Organic Framework Materials (MOF’s) as sorbents fix a thermal compressor and for a novel dehumidification/carbon dioxide capture system. The RadMax compressor is used to pull a vacuum on these sorbents which dramatically improves loading / unloading efficiency significantly increasing productivity while lowering the cost of the process.

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

The RadMax engine is characterized by high torque, compact size, and a high horsepower-to-weight ratio, making it an ideal option for various transportation, and power generation applications. Long service life, low power-to-weight ratio, and increasing environmental concerns and regulations are prompting a second look at the viability of gas turbine engines for more mainstream applications. A gas turbine engine’s optimized combustion produces fewer total emissions than internal- combustion engines. However, their lower operating efficiencies and higher operating and capital costs are impediments to their increased use.

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

Applications:

Primary and backup power generation; automotive & truck, aviation, marine and industrial applications prime mover; hybrid vehicles

Patents

As at April 30, 2019 and the date of this report, we have the following patents (issued, pending, & provisional:

●	REGI U.S., INC. 2011. “Axial Vane Rotary Device and Sealing System”. Patent No.: 7,896,630, US.
●	REGI U.S., INC. 2013. “Vane Type Rotary Apparatus with Split Vanes”. Patent No: 2,496,157, CA.
●	REGI U.S., INC. 2017. “Electricity Generator and Methods for Generating Electricity”. Patent Application No.: 15/669589, US.
●	REGI U.S., INC. 2017. “Prime Mover Assemblies and Methods”. Patent Application No.: 15/669,625, US.
●	REGI U.S., INC. 2017. “Rotary Devices Having Variable Compression and Expansion Ratios”. Patent Application No. 15/946,068, US.
●	REGI U.S., INC. 2018. “Prime Movers, Pumps and Compressors Having Reciprocating Vane Actuator Assemblies and Methods”. Patent Application No.: 15/946,147, US.
●	REGI U.S., INC. 2018. “Modified Two Phase Refrigeration Cycle”. Patent Application No. 16/284,923 US.
●	REGI U.S., INC. 2018. “Modified Two Phase Steam Cycle”. Patent Application No.: 16/258,929, US.

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

Natural Gas Industry Gas Expander Demonstration Project Negotiations

Ongoing communications continue with a major private natural gas production company to develop a demonstration project utilizing the RadMax expander for generating electricity from pressure letdown points along natural gas pipelines. The RadMax expander is able to capture some of the energy normally lost by the “throttling” pressure relief valves it is designed to replace and convert that energy into electricity or shaft power. Replacing the “non-energy generating” throttling pressure relief valves along global natural gas distribution networks has the potential to generate billions of dollars of electricity and save millions of tons of CO 2 emissions.

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

Completed Spin Testing of the RadMax 375 hp Diesel Engine.

Pre-combustion spin testing of the 375 hp diesel engine was successfully completed. Mechanical and compression test results were all found to be within expected ranges. Additional components will need to be designed before combustion tests can be initiated. Due to the expensive and time-consuming nature of introducing and integrating new technologies into the North American automotive industry all future development efforts have been placed on hold until a suitable co- development partner can be found.

Expanded Technical Staff

Increased interest in our products and accelerated product development activities resulted the hiring of two fulltime engineers. These additions to our staff not only allow for faster product development, but also reduce our reliance on outside consultants and machine shops.

New Corporate Officers

On March 27, 2019, Paul Chute came out of retirement and was appointed Chief Executive Officer after having been appointed its Chief Financial Officer of the Company on September 30, 2018. On April 30, 2019, Lynn L. Petersen was appointed to the position of Vice President of Business Development and appointed to the Company’s Board of Directors.

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

Marketing Strategy

Over the past two years we have built prototypes of the compressed gas expander, as well as an internal combustion diesel engine. Since it is extremely difficult, time consuming and expensive to gain traction in the internal combustion engine markets we have focused our efforts on producing proof-of-concept gas expanders and / or generators targeted for the air conditioning, refrigeration, and power generation markets. Specifically, we intend to introduce innovative new devices that capture lost energy that can be sold back into the grid, used to power Smart devices, used to recharge batteries, or used to power parasitic devices, all of which significantly reduce energy consumption / operating costs. Our devices capture some of the energy lost in the compression phase of these cycles by generating electricity or torque during the expansion (let down) portion of the cycle. We are currently collaborating with the PNNL on several DOE grants that are focused on improving efficiency and / or decreasing operating costs in the refrigeration and power generation markets. Our goal is to develop a demonstration expander- generator that is compatible with refrigerants used in air conditioning, refrigeration, and refrigerant based ORC systems. These ORC systems use a low temperature heat source such as solar, geothermal, or other waste process heat for power to drive a wide variety of power generation, refrigeration, air conditioning, and water desalination / purification applications. Additionally, slightly modified versions of the same device can extract megawatts of “lost” power by replacing throttling valves on compressed natural gas pipelines, or significantly improve the efficiency of steam power plants by reducing fossil fuel consumption and the associated CO2 emissions.

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

Employees

During the year ended April 30, 2019 we had seven full time employees. We also rely on several experienced contractors for engineering, business and manufacturing support.

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC. Electronically filed reports may be accessed at www.sec.gov. Interested parties also may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.

ITEM 1A.	RISK FACTORS.

The following factors, among others, could cause the actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere from time to time.

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

Although we anticipate receiving future revenues from licensing of our technology or joint ventures, fiscal year 2019 saw our first sales of the products under development. There can be no assurance as to when or if we will be able to develop significant sources of revenue or whether our operations will become profitable, even if we are able to commercialize any product. See “Operating and Financial Review and Prospects,” and Notes to Financial Statements.

We have no assurance that we will be able to develop a commercially feasible product.

We have no assurance at this time that a commercially feasible design will ever be perfected, or if it is, that it will become profitable. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. The RadMax which we are developing must be technologically superior or at least equal to other devices that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable, and our investors could lose their entire investment. There can be no assurance that we or potential licensees will be able to achieve and maintain end user acceptance of our engine.

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

We have a history of operating losses, and an accumulated deficit, as of April 30, 2019 of $26,323,395. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

The report of our independent auditors with respect to our financial statements for the year end April 30, 2019 includes a “going concern” qualification, indicating that our losses and deficits in working capital and shareholders’ equity raise substantial doubt about our ability to continue as a going concern.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

The Company owns no properties.

ITEM 3.	LEGAL PROCEEDINGS.

REGI U.S., Inc. is not a party to any material legal proceedings, and, to management’s knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

REGI U.S., Inc. authorized capital stock consists of 150,000,000 shares of common stock, with no par value per share. Each share of Common Stock is entitled to one vote on all matters submitted for shareholder approval.

Holders

As of September 6, 2019, there were 107,736,908 shares of common stock outstanding held by 880 shareholders of record.

Transfer Agent:

The independent stock transfer agent for REGI U.S., Inc. is Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno, NV 89501; Phone: 775-322-0626; Fax 775-322-5623.

Dividends

The Company has not declared any dividends on its common stock since inception. There are no dividend restrictions that limit the Company’s ability to pay dividends on common stock in its Articles of Incorporation or Bylaws. Payment of any dividends will be dependent upon future earnings, if any, the Company’s financial condition, and other factors as deemed relevant by the Company’s Board of Directors.

Securities Authorized for Issuance under Stock Option Plan

The Company is authorized to issue up to 150,000,000 shares of common stock without par value

Recent Sales of Unregistered Securities

During the year ended April 30, 2018 related party convertible promissory notes of $126,152 and accrued interest of $10,931 were converted into a total of 1,369,964 shares of REGI’s common stock at $0.10 per share, and convertible promissory notes of $755,185 and accrued interest of $41,173 were converted into a total of 1,054,779 shares of REGI’s common stock at $0.755 per share.

During the year ended April 30, 2018 non-related party convertible promissory notes of $531,940 and accrued interest of $26,569 were converted into 5,630,543 shares of common stock at $0.10 per share, principal of $3,848 and accrued interest of $623 were converted into 55,892 shares of common stock at $0.08 per share, principal of $10,000 and accrued interest of $879 were converted into 99,661 shares of commons stock at $0.12 per share.

During the year ended April 30, 2019 related party convertible promissory notes of $213,427 and accrued interest of $40,855 were converted into a total of 2,842,823 shares of REGI’s common stock at conversion prices between $0.0344 per share and $0.10 per share.

During the year ended April 30, 2019 non-related party convertible promissory notes of $352,439 and accrued interest of $53,045 were converted into a total of 4,329,903 shares of REGI’s common stock at conversion prices between $0.08 per share and $0.10 per share.

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the years ended
	April 30, 2019	April 30, 2018
Revenues	$60,000	$-
Total operating expenses	1,148,855	2,274,952
Loss from operations	(1,088,855)	(2,274,952)
Other income (expense)	(1,171,141)	(730,277)
NET LOSS	$(2,259,996)	$(3,005,229)

Weighted average shares of common stock (basic and diluted)	102,826,610	89,509,611

Income (loss) per share (basic and diluted)	$(0.02)	$(0.03)

Balance Sheet Information:

	April 30, 2019	April 30, 2018
Working capital deficit	$2,224,460	$921,824
Total assets	$63,370	$152,297
Accumulated deficit	$(26,323,395)	$(24,063,399)
Stockholders’ deficit	$(2,635,253)	$(1,410,713)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company is engaged in the business of developing and commercially exploiting an improved axial vane type rotary technology known as RadMax ®.

Our early engineering and development work have not yet produced revenues and we have a working capital deficit. We have incurred net losses to April 30, 2019 totaling $26,323,395 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At April 30, 2019, we had working capital deficiency of $2,224,460. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional funds or develop a market for our products.

RESULTS OF OPERATIONS

	For the year ended April 30,
	2019	2018	$ Change	% Change
Revenue	$60,000	$-	$60,000	N/A

Accounting and legal	112,726	198,165	(85,439)	(43.1%)
Consulting and management	344,093	236,860	107,233	45.3%
Stockholder relations	88,337	121,374	(33,037)	(27.2%)
Depreciation and amortization	7,036	5,853	1,183	20.2%
Stock-based compensation	-	764,705	(764,705)	(100.0%)
General and administrative expenses	89,819	143,960	(54,141)	(37.6%)
Research and development	506,844	804,035	(297,191)	(37.0%)
Other expense	1,171,141	730,277	581,930	60.4%
NET LOSS	$(2,259,996)	$(3,005,229)	$745,233	(24.8%)

Management continues to focus its research and development efforts and administrative support with the increased success in financing the required expenditures. Research and development expenses decreased from $804,035 in 2018 to $506,844 in 2019. General and administrative expense decreased $54,141 from $143,960 in 2018 to $89,819 in 2019.

For the year ended April 30, 2019, the Company incurred no stock-based compensation expense compared to $764,705 for the year ended April 30, 2018.

Our basic and diluted loss per share was $0.02 for 2019 and $0.03 for 2018.

LIQUIDITY AND FINANCIAL CONDITION

	April 30, 2019	April 30, 2018
WORKING CAPITAL
Current assets	$42,402	$139,293
Current liabilities	2,266,862	1,061,117
Working capital deficit	$2,224,460	$921,824

	For the year ended
	April 30, 2019	April 30, 2018
CASH FLOWS
Cash flow used by operating activities	$(539,274)	$(1,165,614)
Cash flow used by investing activities	-	(4,578)
Cash flow provided by financing activities	450,595	1,214,197
Net increase (decrease) in cash during year	$(88,679)	$44,005

During the year ended April 30, 2019, the Company issued Convertible Notes for cash proceeds of $468,575, repaid convertible notes in the amount of $92,000, received cash proceeds from demand notes and related party promissory notes in the amount of $45,000. The Company repaid related party promissory notes in the amount of $4,980 and received cash proceeds from the sale of common stock in the amount of $14,000.

The balances owed to related parties are generally interest bearing, unsecured and repayable on demand. Our related parties have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance or pay expenses on behalf of the Company if further funds are needed.

As of April 30, 2019, the Company had a working capital deficit of $2,224,460.

REGI U.S., Inc. anticipates continuing to rely on sales of its debt and/or equity securities in order to continue to fund ongoing operations. Issuances of additional shares of common stock may result in dilution to the Company’s existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or that it will be able arrange for other financing to fund its planned business activities.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of the Company’s stock or alternative methods such as mergers or sale of the Company’s assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

The Company plans for the long-term continuation as a going concern include financing future operations through sales of our equity and/or debt securities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

CRITICAL ACCOUNTING POLICIES

The Company has identified certain accounting policies, described below, that are most important to the portrayal of its current financial condition and results of operations. The Company’s significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Derivative instruments

The Company has financing arrangements that contain freestanding derivative instruments or hybrid instruments that contained embedded derivative features. In accordance with U.S. GAAP, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using a Black Scholes model, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements:

Audited consolidated financial statements as of April 30, 2019, including:

1.	Report of Independent Registered Public Accounting Firm;	20
2.	Consolidated Balance Sheets as of April 30, 2019 and 2018;	21
3.	Consolidated Statements of Operations for the years ended April 30, 2019 and 2018;	22
4.	Consolidated Statement of Changes in Stockholders’ Equity for the years ended April 30, 2019 and 2018;	23
5.	Consolidated Statements of Cash Flows for the years ended April 30, 2019 and 2018;	24
6.	Notes to Consolidated Financial Statements.	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REGI US, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REGI US, Inc. (“the Company”) as of April 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations and does not currently have revenue-generating operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

Spokane, Washington

September 10, 2019

REGI U.S., INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2019	April 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,044	$111,823
Accounts receivable	10,000	-
Prepaid expenses	8,683	27,470
Other receivables, net of allowance for uncollectible accounts	4,675	-
TOTAL CURRENT ASSETS	42,402	139,293
Furniture and equipment, net	20,968	13,004
TOTAL ASSETS	$63,370	$152,297
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$769,454	$360,256
Due to related parties	53,099	62,525
Demand notes, related parties	25,000	-
Derivative liability, net of unamortized discount of $20,470 and $Nil, respectively	306,696	-
Convertible promissory notes, non-related parties, net of unamortized discount of $132,147 and $15,959, respectively	884,380	579,976
Convertible promissory notes, related parties, net of unamortized discount of $27,918 and $2,639, respectively	203,233	58,361
Deferred revenue	25,000	-
TOTAL CURRENT LIABILITIES	2,266,862	1,061,117
LONG-TERM LIABILITIES:
Convertible promissory notes, non-related parties, net of unamortized discount of $2,099 and $507,699, respectively	205,332	417,492
Convertible promissory notes, related parties, net of unamortized discount of $3,471 and $52,177, respectively	210,460	84,401
Promissory note, related party	15,969	-
TOTAL LONG-TERM LIABILITIES	431,761	501,893
TOTAL LIABILITIES	2,698,623	1,563,010
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, no par value; 150,000,000 shares authorized; 108,911,309 and 99,698,583 shares issued and outstanding, respectively	24,091,017	22,956,578
Returnable shares issued 2,000,000 and Nil, respectively	(114,000)	-
Shares to be issued,	19,117	-
Accumulated deficit	(26,323,395)	(24,063,399)
Accumulated other comprehensive loss	(362,775)	(358,675)
TOTAL REGI US, Inc. stockholders’ deficit	(2,690,036)	(1,465,496)
Non-controlling interest	54,783	54,783
TOTAL STOCKHOLDERS’ DEFICIT	(2,635,253)	(1,410,713)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$63,370	$152,297

The accompanying notes are an integral part of these consolidated financial statements

REGI U.S., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	April 30, 2019	April 30, 2018
TOTAL REVENUE FROM SALES	$60,000	$-
OPERATING EXPENSE
Accounting and legal	112,726	198,165
Consulting and management	344,093	236,860
Stockholder relations	88,337	121,374
Depreciation and amortization	7,036	5,853
Stock-based compensation	-	764,705
General and administrative expenses	89,819	143,960
Research and development	506,844	804,035
TOTAL OPERATING EXPENSES	1,148,855	2,274,952
LOSS FROM OPERATIONS	(1,088,855)	(2,274,952)
OTHER INCOME (EXPENSE)
Interest and financing expense	(148,347)	(730,277)
Interest expense, related party	(30,431)	-
Amortization of derivative and debt discount	(662,834)	-
Gain (Loss) on extinguishment and conversion of debt	(107,308)	-
Gain on settlement of debt	156,212	-
Loss on initial recording of derivative liability	(457,987)	-
Gain on change in fair value of derivative liability	64,554	-
Miscellaneous revenue	15,000	-
TOTAL OTHER INCOME (EXPENSE)	(1,171,141)	(730,277)
NET LOSS ATTRIBUTED TO THE COMPANY	$(2,259,996)	$(3,005,229)
Loss per share -basic and diluted	$(0.02)	$(0.03)
Weighted average number of common share outstanding – basic and diluted	102,826,610	89,509,611

Comprehensive loss:
Net loss	$(2,259,996)	$(3,005,229)
Translation adjustments	(4,100)	-
Comprehensive loss	(2,264,096)	(3,005,229)
Comprehensive loss attributable to non-controlling interest	-	-
Comprehensive loss attributable to REGI U.S., Inc.	$(2,264,096)	$(3,005,229)

The accompanying notes are an integral part of these consolidated financial statements

REGI U.S., INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended April 30, 2019 and 2018

	Common shares	Treasury shares	Capital	Returnable shares	Shares to be issued		Retained deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Non- controlling Interest	Total
Balance at April 30, 2017	84,850,475	(827,731)	$19,641,632	$-	$		$(21,058,170)	$(358,675)	$(1,775,213)	$54,783	$(1,720,430)
Net loss	-		-	-			(3,005,229)	-	(3,005,229)	-	(3,005,229)
Shares issued for debt conversion	8,210,839		1,507,300	-			-	-	1,507,300	-	1,507,300
Beneficial conversion feature	-		1,027,441	-			-	-	1,027,441	-	1,027,441
Stock-based compensation	3,310,000		562,700	-			-	-	562,700	-	562,700
Stock options exercised	155,000		15,500	-			-	-	15,500	-	15,500
Shares issued for asset purchase	3,172,269	827,731	-	-			-	-	-	-	-
Option compensation expense	-	-	202,005	-			-	-	202,005	-	202,005
Balance at April 30, 2018	99,698,583	-	22,956,578	$-			$(24,063,399)	$(358,675)	$(1,465,496)	54,783	$(1,410,713)
Net loss	-	-	-	-			(2,259,996)	-	(2,259,996)	-	(2,259,996)
Effect of foreign currency translation	-	-	-	-			-	(4,100)	(4,100)	-	(4,100)
Shares issued for debt conversion	4,329,903	-	405,484	-				-	405,484	-	405,484
Shares issued for debt conversion, related party	2,842,823	-	254,282	-				-	254,282	-	254,282
Beneficial conversion feature	-	-	13,793	-				-	13,793	-	13,793
Initial recognition of discount on derivative	-	-	345,000	-				-	345,000	-	345,000
Returnable shares issued	2,000,000	-	114,000	(114,000)				-	-	-	-
Shares to be issued		-	-			19,117
Shares issued for services	40,000	-	1,880					-	1,880	-	1,880
Balance at April 30, 2019	108,911,309	-	$24,091,017	$(114,000)		$19,117	$(26,323,395)	$(362,775)	$(2,709,153)	54,783	$(2,654,370)

The accompanying notes are an integral part of these consolidated financial statements

REGI U.S., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	April 30, 2019	April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,259,996)	$(3,005,229)
Adjustments to reconcile net loss to cash used by operating activities
Amortization of debt discount and promissory note fees	662,834	550,382
Loss on conversion and extinguishment of debt	107,308	-
Gain on settlement of debt	156,212	-
Loss on initial recording of derivative liability	457,987	-
Change in fair value of derivative liability	(64,554)	-
Gain recognized on donated equipment	(15,000)	-
Depreciation	7,036	5,853
Shares issued for service	1,880	-
Bad debt expense	1,559	-
Convertible promissory notes issued for services	11,867	182,696
Convertible promissory notes, related party issued for services	-	131,577
Stock-based compensation	-	764,705
Changes in operating assets and liabilities:
Prepaid expenses	18,787	(18,483)
Accounts receivable and other current assets	(16,234)	-
Accounts payable, accrued interest and other accrued liabilities	419,764	193,602
Deferred revenue	25,000	-
Due to related parties	(53,724)	29,283
Net cash used by operating activities	(539,274)	(1,165,614)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(4,578)
Net cash used by investing activities	-	(4,578)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes	25,000	-
Proceeds from promissory note, related party	20,000	-
Repayment of promissory note, related party	(4,980)	-
Proceeds from subscription of common stock	14,000	-
Proceeds from issuance of convertible promissory notes	468,575	1,212,849
Repayment of convertible promissory notes	(92,000)	(14,152)
Proceeds from issuance of convertible promissory notes, related party	20,000
Issuance of common shares for option exercise	-	15,500
Net cash provided by financing activities	450,595	1,214,197
Net increase (decrease) in cash and cash equivalents	(88,679)	44,005
Effect of foreign exchange on cash	(4,100)	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	111,823	67,818
CASH AND CASH EQUIVALENTS AT END OF YEAR	$19,044	$111,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$417	$1,440
Taxes	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Shares issued for conversion of promissory notes	$658,672	$1,507,300
Discount on promissory notes for derivative liability discount	345,000	-
Shares issued as security deposit	114,000	-
Discount on promissory notes for beneficial conversion features	24,964	1,027,441
Accounts payable and accrued liabilities settled with convertible notes	88,422	17,436
Finders’ fee for promissory notes	-	66,600

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

1)	NATURE OF OPERATIONS

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

REGI formed a wholly owned subsidiary, Rad Max Technologies, Inc., on April 10, 2007 in the State of Washington.

2)	SIGNFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

Principles of consolidation

These financial statements include the accounts of the Company, its wholly owned subsidiary RadMax Technologies, Inc., and its previously wholly owned subsidiary Rand Energy Group Inc. (“Rand”).

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

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606: Revenue from Contracts with Customers. Revenue is recognized using the following five-step model: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company applies this model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

Under Topic 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. The Company’s contracts with customers typically contain a single performance obligation. A contract’s transaction price is recognized as revenue when, or as, the performance obligation is satisfied.

The Company considers the contractual consideration payable by the customer when determining the transaction price of each contract. Revenue is recorded net of charges for certain sales incentives and discounts, and applicable state and local sales taxes, which represent components of the transaction price. Charges are estimated upon shipment of the product based on contractual terms, and actual charges typically do not vary materially from our estimates. Shipping estimates are determined by utilizing shipping costs provided by the various service providers websites based on number of packages, weight and destination. Shipping costs are included in the cost of goods sold as the revenue is captured in total sales.

The Company receives payments from customers based on the terms established in the Company’s contracts. When amounts are billed and collected before a performance obligation has been satisfied, they are included in deferred revenue.

Performance obligations for product sales are satisfied as of a point in time. Revenue is recognized when control of the product transfers to the customer, generally upon product shipment. Performance obligations for site support and engineering services are satisfied over-time if the customer receives the benefits as we perform work and we have a contractual right to payment. Revenue recognized on an over-time basis is based on costs incurred to date relative to milestones and total estimated costs at completion to measure progress.

The Company product revenue includes compressors and expanders. the Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the year ended April 30, 2019 Company’s revenue was $60,000 from sale of prototypes. There was no revenue during the year ended April 30, 2018.

During the year ended April 30, 2019, revenue was earned from a single contract with one customer. As of April 30, 2019, the Company had a deferred revenue balance of $25,000 from this customer related to deliverables in progress at that date.

Furniture and equipment

Property and equipment are stated at cost, which includes the acquisition price and any direct costs to bring the asset into use at its intended location, less accumulated amortization.

Depreciation of property and equipment is calculated using the straight-line method to write off the cost, net of any estimated residual value, over their estimated useful lives of the assets as follows: Office equipment 5 years and electronic equipment 3 years. Depreciation of office equipment is included in general and administrative expenses; Depreciation of research equipment is included in research and development expense.

Fair value of financial instruments

The carrying values of cash and cash equivalents, amounts due to related parties and accounts payable approximate their fair values because of the short-term maturity of these financial instruments.

Fair value measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

Derivative instruments

The Company has financing arrangements that contain freestanding derivative instruments or hybrid instruments that contained embedded derivative features. In accordance with U.S. GAAP, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using a Black Scholes model, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value

Interest Rate Risk

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

For reporting purposes assets and liabilities with Canadian dollar as functional currency are translated into US dollar at the period end rates of exchange, and the results of the operations are translated at average rates of exchange for the period. The resulting translation adjustments are included the Company’s consolidated statements of operations and comprehensive loss. and stated in US dollars.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for tax losses and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718 which establishes the accounting treatment for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of FASB ASC 718, e measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Non-employee stock-based compensation is granted at the Board of Director’s discretion to award select consultants for exceptional performance. Prior to issuance of the awards, the Company is not under any obligation to issue the stock options. The award vests over a specified period determined by the Company’s Board of Directors. The measurement date of the grant is also the date of the award. The fair value of options is expensed ratably during the specified vesting period.

The Company estimates the fair value of employee stock option awards on the date of grant using a Black-Scholes valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercised (referred to as the expected holding period). The expected volatility under this valuation model is based on the current and historical implied volatilities of the Company’s common stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to five years. The expected holding period of the awards granted is estimated using the historical exercise behavior of employees. In addition, the Company estimates the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. The Company utilizes historical experience to estimate projected forfeitures. If actual forfeitures are materially different from estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in the period of the revision.

The Company accounts for share-based payments to non-employees in accordance with FASB ASC 505-50.

Stock Granted to Employees and Non-Employees in Lieu of Cash Payments

The Company periodically issues shares of its common stock in lieu of cash payments to certain consultants, vendors and employees. The Company follows financial accounting standards that require the measurement of the value of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to long-lived asset impairments and stock-based compensation valuation. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended April 30, 2019.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the provisions of the pronouncement effective March 1, 2018 and it did not result in a material change to the statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. There was no impact to the financial statements upon adoption of this update effective May 1, 2018.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 aligns accounting for share-based payment transactions for acquiring goods and services from nonemployees with transaction with employees. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The ASU will be effective for the Company in the first quarter of fiscal year 2020. We are currently evaluating the impact of the guidance on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

3)	GOING CONCERN

The Company incurred a net loss of $2,259,996 for the year ended April 30, 2019 and has a working capital deficit of $2,224,460 and an accumulated deficit of $26,323,395 at April 30, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of April 30, 2019 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company also receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. There is no assurance that any of these activities will be successful. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.

4)	EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The outstanding securities at April 30, 2019 and 2018 that could have a dilutive effect are as follows:

	April 30, 2019	April 30, 2018
Stock options	8,200,000	9,355,000
Convertible notes and accrued interest, non-related parties	19,520,948	13,167,649
Convertible notes and accrued interest, related parties	5,881,314	6,336,522
TOTAL POSSIBLE DILUTIVE SHARES	33,602,262	28,859,171

For the year ended April 30, 2019 and 2018, respectively, the effect of the Company’s outstanding stock options would have been anti-dilutive and so are excluded in the diluted EPS.

5)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents and conversion notes approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible notes is net of a discount and does not reflect fair value of similar instruments. The approximate fair value of the convertible notes and accrued interest based upon the number of shares into which the notes and accrued interest are convertible is $1,978,836 using the closing price per share of common stock at April 30, 2019.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

The table below sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2019 and April 30, 2018, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	April 30, 2019	April 30, 2018	Input Hierarchy Level
Liabilities:
Conversion option derivative	$306,696	-	Level 3

6)	PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2019 and 2018 consists of the following:

	April 30, 2019	April 30, 2018
Equipment	$22,040	$7,040
Furniture and fixtures	14,213	14,213
	36,253	21,253
Less accumulated depreciation	(15,285)	(8,249)
TOTAL PROPERTY AND EQUIPMENT	$20,968	$13,004

Depreciation expense totaled $7,036 and $5,853 for the years ended April 30, 2019 and 2018, respectively.

7)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2018 consisted of the following:

	Related party	Non-related party	Total
Accounts payable	$44,298	$188,570	$232,868
Interest payable	12,438	111,391	123,829
Other accrued liabilities	-	3,559	3,559
	$56,736	$303,520	$360,256

Accounts payable and accrued liabilities at April 30, 2019 consists of the following:

	Related party	Non-related party	Total
Accounts payable	$96,721	$46,029	$142,750
Interest payable	33,641	168,726	202,367
Other accrued liabilities	287,426	136,912	424,338
	$417,787	$351,667	$769,454

Related parties are the officers of the Company, companies with common directors or owners, and companies indirectly controlled by directors or officers of the Company. Amounts owed to directors or officers of the Company as of April 30, 2019 and 2018 are the result of consulting fees that are disclosed as director or executive compensation above, including amounts paid for benefit of the Company and represents out-of-pocket expenses that were not paid as of April 30, 2019 and 2018, respectively.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

The Company does not have written agreements relating to related party advances, except as delineated in several on-demand promissory and convertible promissory notes, related parties (Note 9 and Note 10). The balances are non-interest bearing, unsecured and due on demand per verbal agreements with these related parties.

The amounts owed to related parties include accrued payroll and taxes which as of April 30, 2019 and 2018, were $287,426 and $Nil, respectively. During the year ended April 30,2019, the Company recognized $392,000 of management fees and salaries and $29,988 or payroll tax expense for related parties.

The amounts listed as owed to related parties also include accrued interest on convertible promissory notes or demand notes which are disclosed in the Company’s financial statements as of April 30, 2019 and 2018, respectively. The amounts due to related parties include

8)	DUE TO RELATED PARTIES

Related parties are the officers of the Company, companies with common directors or owners, and include companies indirectly controlled by directors or officers of the Company.

During the year ended April 30, 2019, changes to the amounts owed to/by related parties are as follows:

	April 30, 2018	(Repayment)/Loan	April 30, 2019
Due to Minewest	$7,592	$(7,592)	$-
Due from Linux Gold Corp.	(191)	-	(191)
Due to IAS Energy, Inc.	7,431	-	7,431
Due to Information Highway, Inc.	18,793	-	18,792
Due to Teryl Resources Corp.	28,900	(1,834)	27,066
Total	$62,525	$(9,426)	$53,099

9)	DEMAND NOTES, RELATED PARTIES

On March 12, 2019, the Chief Executive Officer also loaned $10,000 to the Company, payable on demand and bearing simple interest at 12% per annum.

On April 23, 2019, a current member of the Company’s Board of Directors loaned $15,000 to the Company, payable on demand and being simple interest at 12% per annum.

The balance of the demand notes, related party at April 30, 2019 and 2018 was $25,000 and $Nil, respectively.

10)	SECURED CONVERTIBLE PROMISSORY NOTES

FISCAL YEAR END APRIL 30, 2018

During the year ended April 30, 2018, the Company issued several Convertible Promissory Notes (the “2018 Convertible Notes”), repayable two years after the issuance. The 2018 Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 2% after the due date. The 2018 Convertible Notes were convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a weighted average conversion price of $0.10 per share.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

During the year ended April 30, 2018, $60,000 of the Convertible Notes were reclassified from non-related party at to related party as a debt holder became a director of the Company.

The Company determined that the conversion option of several 2018 Convertible Notes were subject to a beneficial conversion feature and during the year ended April 30, 2018 the company recorded a total beneficial conversion feature of $1,027,441, and amortization of the beneficial conversion feature of $550,382 as interest expense.

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

As of April 30, 2018, the Company has outstanding senior secured convertible promissory notes of $142,762 (net of unamortized discount of $54,816) issued to related parties and $997,468 (net of unamortized discount of $523,658) issued to non-related parties.

Firstfire Note

Inclusive of the 2018 Convertible Note activity, on April 12, 2018, the Company issued a Convertible Note to Firstfire Global Opportunities Fund, LLC (the “Firstfire Note”) in the amount of $162,000, of which $150,000 of the actual amount was received in cash proceeds by the company and the remaining $12,000 was recognized as an Original Issuance Discount, to be amortized over the life of the note. The Firstfire Note was repayable nine months after issuance, bearing simple interest of 2% during the term of the note and simple interest rate of 15% after the due date.

The holder of the Firstfire Note had the right, on or after the 180th calendar date after the issuance date, to convert all or portions of the note into common shares of the Company’s stock at a fixed conversion price of $0.10 per share. The conversion price, in the event of default as defined within the note, may be adjusted to 75% of the lowest traded price of the Company’s common stock during the twenty consecutive trading day period immediately preceding any conversion notice. As of April 30, 2018, the 2018 Firstfire Note was not subject to any condition of default on the terms.

FISCAL YEAR END APRIL 30, 2019

Non-related parties

During the year ended April 30, 2019, the Company issued several Convertible Promissory Notes (the “2019 Convertible Notes, non-related parties”), repayable two years after the issuance. The 2019 Convertible Notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The 2019 Convertible Notes were convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a weighted average conversion price of $0.10 per share.

The Company determined that the conversion option of several 2019 Convertible Notes were subject to a beneficial conversion feature and during the year ended April 30, 2019 the company recorded a total beneficial conversion feature of $13,793, and amortization of the beneficial conversion feature of $662,834 as interest expense.

During the year ended April 30, 2019 the Company issued in aggregate Convertible Notes for cash proceeds of $363,575, settled accounts payable from previous years of $7,490 and issued convertible notes for services in lieu of cash payment of $11,867. The Company repaid $92,000 of convertible notes, related party during the year ended April 30, 2019.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

Inclusive of the 2019 Convertible Notes, non-related parties, on November 30, 2018, the Company issued a Convertible Note to Labrys Fund LP (the “Labrys Note”) in the amount of $220,000, of which $198,000 of the actual amount was received in cash proceeds by the company and the remaining $22,000 was recognized as an Original Issuance Discount, to be amortized over the life of the note. The Labrys Note is due on May 30, 2019 and bears simple interest of 12% per annum. Proceeds from the Labrys Note paid the remaining balance of the Firstfire Note.

The Labrys Note allows the holder to convert outstanding debt to shares of the Company’s common stock at a price other than a fixed conversion price per share. The conversion price of the Labrys Note is 60% of the lowest traded price of the Company’s common stock during the twenty consecutive trading day period immediately preceding any conversion notice. Management has determined that these provisions cause the conversion options to require derivative liability accounting.

In connection with Labrys Note, the Company also issued 2,000,000 shares of common stock (the “Returnable Shares”) to the holder as a commitment fee, provided however, the Returnable Shares must be returned to the Company’s treasury if the Note is fully repaid prior to 180 days after the issuance date.

Subsequent to year end, the Company issued to related parties, two secured promissory notes in the amounts of $150,000 and $75,000, respectively. The Company used $220,000 of the proceeds from the notes to pay the outstanding balance of the Labrys Note. On June 5, 2019, Labrys returned 2,000,000 shares of common stock as the Labrys Note was repaid prior to 180 days of issuance.

Related parties

During the year ended April 30, 2019, $275,000 of the Convertible Notes were reclassified from non-related party at to related party as management determined the certain debt holders held significant familial relationships so as to be considered related parties by definition.

During the year ended April 30, 2019, the Company issued Convertible Notes to related parties totaling $185,932 at and interest rate of 10%, with the exclusion of one note issued at 12%. For the year ended April 30, 2019, cash proceeds from the issuance of Convertible Notes, related parties were $105,000. The company issued convertible notes to related parties in the amounts of $27, 932 for services in lieu of cash payment, $47,400 in settlement of accounts payable and $5,600 of accrued interest. At April 30, 2019, principal payments on the convertible debentures are due as follows:

	Related party	Non-related party	Total
Year ending April 30, 2020	$231,151	$1,016,276	$1,247,427
Year ending April 30, 2021	213,932	207,682	421,614
TOTAL CONVERTIBLE NOTES	$445,083	$1,223,958	$1,669,041

As of April 30, 2018, REGI had outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $142,762 (net of unamortized discount of $54,816) issued to related parties and $997,468 (net of unamortized discount of $523,658) issued to non-related parties.

As of April 30, 2019, the Company has outstanding senior secured convertible promissory notes of $413,693 (net of unamortized discount of $31,390) issued to related parties and $1,089,712 (net of unamortized discount of $134,246) issued to non-related parties.

The aggregate principal and accrued interest balance due to convertible note holders, non-related parties as of April 30, 2019 is $1,376,374 which is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a weighted average conversion price of $0.071 per share, or an aggregate of 19,518,439 shares of the Company’s common stock. The aggregate debenture and accrued interest balance due to convertible note holders, non-related parties as of April 30, 2018 was $1,324,799 at a weighted average conversion price of $0.10, or an aggregate of 13,167,649 shares of the Company’s common stock.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

The aggregate notes and accrued interest balance due to convertible note holders, related parties as of April 30, 2019 is $494,839. The aggregate balance is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a weighted average conversion price of $0.084 per share, or an aggregate of 5,881,314 shares of the Company’s common stock. As of April 30, 2018, the aggregate convertible notes, related parties plus accrued interest was $488,377 and was convertible to an aggregate of 6,336,522 shares of the Company’s common stock based on a weighted average conversion price of $0.077 per share.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting except as disclosed on the Firstfire Note and the Labrys Note.

11)	DERIVATIVE LIABILITY

On April 18, 2018 and November 30, 2018, respectively, the Company issued two convertible notes (The Labrys Note and the First Fire Note) which contained provisions allowing holders of the notes to convert outstanding debt to shares of the Company’s common stock at a price other than a fixed conversion price per share. (Note 7). Management has determined that these provisions cause the conversion options to require derivative liability accounting.

The First Fire Note contained provisions which, after 180 days from the date of issuance, called for the debt conversion exercise price to be the lower of $0.10 per share or seventy-five percent (75%) of the lowest traded price of the Company’s common stock during the twenty consecutive trade days immediately preceding the date of a conversion. Management valued that portion of derivative liability associated with the Firstfire Note at fair value of the derivative at the earliest date in which the holder of the note would have been eligible to convert the note to shares of the Company’s stock. The Company utilized the assumptions in determining fair value of the initial derivative liability associated with the First Fire Note:

Stock price	$0.0675
Conversion price	0.045075
Expected volatility	122.25%
Expected term (years)	0.337
Risk free rate	2.28%
Fair value of conversion option derivative units	$106,117

The Company recognized loss on initial recording of the conversion derivative liability of $106,117 and concurrently recorded an unamortized discount on the derivative liability of $150,000, to be amortized over the remaining life of the note. The unamortized discount on the derivative liability was charged to the “Capital” account.

On November 19, 2018, the Company issued the Labrys Note, the proceeds of which paid the remaining outstanding balance of the Firstfire Note. The Labrys Note contained provisions which called for the debt conversion exercise price to be sixty percent (60%) of the lowest traded price of the Company’s common stock during the twenty consecutive trade days immediately preceding the date of a conversion. The Company utilized the following assumptions in determining fair value of the initial derivative liability associated with the Labrys Note:

Stock price	$0.0569
Conversion price	0.024
Expected volatility	167.6%
Expected term (years)	0.5
Risk free rate	2.52%
Fair value of conversion option derivative units	$351,870

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

The Company recognized loss on initial recording of the conversion derivative liability associated with the Labrys Note in the amount of $351,870 and concurrently recorded an unamortized discount on the derivative liability of $195,000, to be amortized over the remaining life of the note. The unamortized discount on the derivative liability was charged to the “Capital” account.

At April 30, 2019, the fair value of conversion option derivative units was estimated at the period’s end using the Binomial option pricing model using the following assumptions:

Stock price	$0.0779
Conversion price	0.032
Expected volatility	28.68%
Expected term (years)	0.052
Risk free rate	2.46%
Fair value of conversion option derivative units	$327,166

Below is the detail of change in conversion option liability balance for the year ended April 30, 2019 and 2018, respectively:

	For the year ended
	April 30, 2019	April 30, 2018
Beginning balance	$-	$-
Initial loss on fair value of derivative liability	457,986	-
Initial fair value of derivative discount	(345,000)	-
Amortization of derivative discount	310,090	-
Revaluation of conversion option liability resulting from extinguishment of convertible debt	(91,677)	-
Net change in fair value of conversion option liability	(24,703)	-
Ending balance	$306,696	$-

12)	PROMISSORY NOTE, RELATED PARTY

On September 25, 2018, the Company entered into a promissory note with a director of the Company’s board. The term of the agreement is five (5) years and has principal and interest payments of $445 per month. The agreement has a stated interest rate of 12% per annum. The balance due to the related party at April 30, 2019 is $15,969.

13)	STOCKHOLDERS’ EQUITY

Issuance of common stock on exercise of convertible of notes, related parties

During the year ended April 30, 2018 related party convertible promissory notes of $126,152 and accrued interest of $10,931 were converted into a total of 1,369,964 shares of REGI’s common stock at $0.10 per share, and convertible promissory notes of $755,185 and accrued interest of $41,173 were converted into a total of 1,054,779 shares of REGI’s common stock at $0.755 per share.

During the year ended April 30, 2019 related party convertible promissory notes of $213,427 and accrued interest of $40,855 were converted into a total of 2,842,823 shares of REGI’s common stock at conversion prices between $0.0344 per share and $0.10 per share.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

Issuance of common stock on exercise of convertible notes, non-related parties

During the year ended April 30, 2018 non-related party convertible promissory notes of $531,940 and accrued interest of $26,569 were converted into 5,630,543 shares of common stock at $0.10 per share, principal of $3,848 and accrued interest of $623 were converted into 55,892 shares of common stock at $0.08 per share, principal of $10,000 and accrued interest of $879 were converted into 99,661 shares of commons stock at $0.12 per share.

During the year ended April 30, 2019 non-related party convertible promissory notes of $352,439 and accrued interest of $53,045 were converted into a total of 4,329,903 shares of REGI’s common stock at conversion prices between $0.08 per share and $0.10 per share.

Common Shares Issued In Lieu of Cash for Services

During the year ended April 30, 2019 the Company issued 40,000 shares of its common stock for services provided by consultants of the Company with the total value recorded at $1,880 based on the market trading price as of the issuance date.

During the year ended April 30, 2018 the Company issued 3,310,000 shares of its common stock for services provided by the directors, officers, employees and consultants of the Company with the total value recorded at $562,700 based on the market trading price as of the issuance date.

Common shares issued for exercise of options

During the year ended April 30, 2018 the Company issued 155,000 shares of its common stock for options exercised at $0.10 per share for a total of $15,500. Among the 155,000 shares of common stock, 55,000 were issued to a related party.

During the year ended April 30, 2019, there were no shares of common stock issued for exercise of options.

Common Stock

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

Treasury Shares

During 2018, Rand Energy owned 827,731 shares of the Company’s common stock which have been deducted from the total shares outstanding.

14)	SHARES TO BE ISSUED

Between April 15 and April 30, 2019, several holders elected to convert certain convertible notes with balance of $5,117 including accrued interest (Note 8) into 51,167 shares of the Company’s common stock at the conversion price of $0.10 per share as per terms of the agreements.

The Company received proceeds of $14,000 pursuant to the terms of a Private Placement a price of $0.07 per unit for 200,000 shares of its Common Stock and warrants to purchase an additional 200,000 shares of its common stock to an investor pursuant to a private placement of its securities. The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.07. Each unit consisted of one shares of common stock and one warrants to purchase an additional share of common stock. Warrants issued pursuant to the 2019 Offering entitle the holders thereof to purchase shares of common stock for the price of $0.15 per share. The term of each warrant is for eighteen months commencing with its issuance date.

As of April 30, 2019 and 2018, the balance of Shares to be issued was $19,117 and $Nil, respectively.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

15)	STOCK OPTIONS

On August 12, 2016, the Company approved the 2016 Stock Option Plan to issue up to 5,000,000 shares to certain key directors and employees. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees. This Stock Option Plaan was amended to issue up to 7,200,000 shares.

On March 1, 2018, the Board of Directors approved issuance of up to 1,400,000 shares to certain key directors and employees. Pursuant to the Plan, the Company has granted stock option or certain directors and key employees. This Stock Option Plan was amended to issue up to 1,900,000 shares.

All options granted by the Company under the 2016 Plan vested immediately.

The Stock Option Plan has a fixed maximum percentage of 10% of the Company’s outstanding shares that are eligible for the plan pool, whereby the number of Shares under the plan increases automatically increases as the total number of shares outstanding increase. The number of shares subject to the Stock Option Plan and any outstanding awards will be adjusted appropriately by the Board of Directors if the Company’s common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company’s assets.

The Stock Option plan also has terms and conditions, including without limitations that the exercise price for stock options granted under the Stock Option Plan must equal the stock’s fair value, based on the closing price per share of common stock, at the time the stock option is granted. The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes model and commonly utilized assumptions associated with the Black-Scholes methodology. Options granted under the Plan have a ten-year maximum term and varying vesting periods as determined by the Board.

On March 1, 2018, the Board of Directors authorized the grant of 1,400,000 options to purchase shares of common stock of the Company for services to various directors, officers and consultants. The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and assumptions:

Options issued	1,400,000
Exercise price (weighted average)	$0.51
Stock price	0.10
Expected volatility	208.84%
Expected term (years)	5 years
Risk free rate	2.58%
Fair value of options issued	$134,961

These options vested upon grant, and are exercisable at the following prices:

Options	Exercise price
450,000	$0.10
250,000	0.20
125,000	0.35
125,000	0.50
100,000	0.75
100,000	1.00
125,000	1.25
125,000	1.50
1,400,000	$0.51	(Weighted average)

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

The expiration date of the options is March 1, 2023. The fair value of the options was $134,961 and was recognized as stock-based compensation for the year ended April 30, 2018. These costs are classified as management and administrative expense.

On April 11, 2018, the Board of Directors authorized the grant of 255,000 options to purchase shares of common stock of the Company for services to various directors, officers and consultants. The options vested on the grant date and had a term of one year. The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and assumptions:

Options issued	255,000
Exercise price (weighted average)	$0.20
Stock price	$0.10
Expected volatility	261.83%
Expected term (years)	1 year
Risk free rate	2.08%
Fair value of options issued	$18,826

The fair value of the options was $18,826 and was recognized as stock-based compensation for the year ended April 30, 2018. These costs are classified as management and administrative expense. The options expired on April 11, 2019.

On April 30, 2018, the Board of Directors authorized the grant of 500,000 options to purchase shares of common stock of the Company for services to an officer of the Company. The Company estimated the fair value of this option grants using the Black-Scholes model with the following information and assumptions:

Options issued	500,000
Exercise price (weighted average)	$3.00
Stock price	$0.10
Expected volatility	253.97%
Expected term (years)	5 year
Risk free rate	2.09%
Fair value of options issued	$48,218

These options vest upon grant, and are exercisable at the following prices:

Options	Exercise price
100,000	$1.00
100,000	2.00
100,000	3.00
100,000	4.00
100,000	5.00
500,000	$3.00

The expiration date of the options is March 1, 2023. The fair value of the options was $48,218 and was recognized as stock-based compensation for the year ended April 30, 2018. These costs are classified as management and administrative expense.

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plans:

	For the year ended April 30,
	2019		2018
	Options	Price (a)	Options	Price (a)
Beginning balance	9,355,000	$0.52	9,138,000	$0.31
Issued	-	-	2,155,000	1.17
Exercised	-	-	(410,000)	0.10
Expired	(1,155,000)	(0.20)	(1,528,000)	0.20
Ending balance	8,200,000	$0.53	9,355,000	$0.52

(a)	Weighted average exercise price.

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of April 30, 2019:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
August 12, 2016	3,700,000	$0.52	2.22
January 1, 2017	3,500,000	0.14	2.68
March 1, 2017	1,200,000	0.58	3.84
April 30, 2018	500,000	3.00	4.00
Total options	8,200,000	$0.55	2.74

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of April 30, 2019 and 2018, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The intrinsic value of exercisable options at April 30, 2019 and 2018, was $Nil and $Nil, respectively.

16)	INCOME TAXES

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

The cumulative net operating loss carryforward is approximately $3,005,229 for the year ended April 2018 and will begin expiring in 2037. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company estimates that the Net operating loss for the year ended April 30, 2019 is $2,259,996.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

The composition of REGI’s deferred tax assets at April 30, 2019 and 2018 is as follows:

	April 30, 2019	April 30, 2018
Net operating loss carryforward	$5,532,897	$3,272,901
Deferred tax asset	$1,161,908	$687,309
Valuation allowance	(1,161,908)	(687,309)
DEFERRED TAX ASSET	$-	$-

Management has determined that the Company is subject to examination of income tax filings in the United States for the 2015 through 2017 tax years.

17)	SUBSEQUENT EVENT

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and determined that no material subsequent events exist other than the following.

On May 30, 2019, the Company issued to related parties, two secured promissory notes in the amounts of $150,000 and $75,000, respectively. The notes bear interest at ten percent (10%) per annum and are due and payable on May 30, 2021. The notes are secured by a General Security Agreement dated May 30, 2019. The Company used $220,000 of the proceeds from the notes to pay the balance of the Labrys note (Note 8). On June 5, 2019, Labrys returned 2,000,000 shares previously issued as collateral on its convertible promissory note.

Between May 7 and June 5, 2019, the Company issued 251,167 shares of its common stock for Shares to Be Issued (Note 12) with a balance of $19,117.

On June 6, 2019, the Board of Directors authorized the grant of 500,000 options to purchase shares of common stock of the Company for services to an officer of the Company. The Company estimated the fair value of this option grants using the Black-Scholes model with the following information and assumptions:

Options issued	500,000
Exercise price (Weighted average)	$0.935
Stock price	$0.075
Expected volatility	235.97%
Expected term (years)	5 years
Risk free rate	2.09%
Fair value of options issued	$48,218

The options vest upon grant, and are exercisable at the following prices:

Options	Exercise price
50,000	$0.10
50,000	0.20
25,000	0.35
25,000	0.50
50,000	0.75
50,000	1.00
125,000	1.25
125,000	1.50
500,000	$3.00

REGI U.S., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

The expiration date of the options is June 6, 2024. The fair value of the options is $48,218 and will be recognized as stock-based compensation in the subsequent period. These costs will be classified as management and administrative expense

On July 31, 2019, as per Note 8, a holder elected to convert several notes with an aggregate balance of $1,800 including accrued interest of $300 into 18,000 common shares pursuant to the terms of the agreement at a conversion price of $0.10 per share.

On or about August 1, 2019, the Company issued $50,000 in ten percent (10%) convertible debentures to a related which are due two (2) year after their original issue date and are convertible into 1,000,000 shares of the Company’s common stock at the conversion price of $.05 per share.

On August 1, 2019, the Company issued 400,000 shares of its common stock, and warrants to purchase an additional 400,000 shares of its common stock to an investor pursuant to a private placement of its securities (the “2019 Offering”). The 2019 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.05. Each unit consisted of one shares of common stock and one warrants to purchase an additional share of common stock. Warrants issued pursuant to the 2019 Offering entitle the holders thereof to purchase shares of common stock for the price of $0.10 per share. The term of each warrant is for eighteen months commencing with its issuance date. The Company raised a total of $20,000 to date pursuant to the 2019 Offering.

On August 1, 2019, the Company issued a convertible promissory note to a related party in consideration of $50,000 The convertible promissory note is secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The convertible promissory note is convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a weighted average conversion price of $0.05 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended April 30, 2019 and 2018 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the years ended April 30, 2019 and 2018, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15I and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2019, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal controls over financial reporting were not effective as of April 30, 2019, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company attempts to adhere to internal controls and processes that were designed and implemented based on the COSO report, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Revenue not Deferred Based on Achievement of Performance Obligations

During the year end audit of our financial statements, the auditors noted during their testing that revenue was recorded during the year that had not yet been earned based upon an understanding of Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers. The auditors recommended that management formalize a policy in which an individual separate from the recording of revenue reviews revenue that has been recorded on a regular basis to ensure revenue is being recorded in the correct period.

Management’s Remediation Initiatives.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.

Management is currently evaluating avenues for mitigating the Company’s internal controls weaknesses but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization. Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts.

Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting during the fiscal year ending April 30, 2019.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their age and titles are as follows:

Name	Age	Position
Paul Chute	69	Director, Chief Executive Officer, Chief Financial Officer and Chairman
Lynn Petersen	70	Director
Paul Porter	62	Director, President and Chief Technology Officer

Set forth below is a brief description of the background and business experience of the Company’s officers and directors:

Paul W Chute, Director, Board Chairman, Chief Executive Officer and Chief Financial Officer, Mr. Chute has over 45 years of executive experience building or restructuring over 25 private and public companies. He specializes in Governance, Business Plans, Financing, Corporate Structure, Systems and Operational functionality. A strong believer in team management, Paul believes in cooperative processing with accountability. He served as CEO and CFO of Acadia National Health Systems. He earned his MBA in Business Management from Husson University and a BS in Accounting from the University of Maine.

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

Lynn Petersen, Director, Executive Vice President and Business Development Officer. An accomplished marketer and new product strategist, Mr. Petersen has over 30 years of leadership experience in technical sales, marketing, customer service, and business development management. He has worked with clients in the mining, industrial chemical, electronics, aerospace, and capital equipment industries. Mr. Petersen has a Masters of Science in Economics & Agricultural Engineering and a BS in Mechanized Agriculture from South Dakota State University.

Micheal Urso – Chief Executive Officer, resigned this role on March 27, 2019.

Jeffrey White – Chief Financial Officer, resigned on September 30, 2018.

Victoria Huang – Chief Financial Officer, resigned on April 30, 2018.

Jina Liu – Director, resigned on April 30, 2018

Shaojun Zhang – Director, resigned on February 7, 2018.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten year:

1)	filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing

2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses)

3)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

4)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

5)	was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

6)	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7)	was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

8)	was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

The term of office of the current directors are expected to continue until new directors are elected or appointed at an annual meeting of shareholders.

COMMITTEES OF THE BOARD AND FINANCIAL EXPERT

AUDIT COMMITTEE

REGI US, Inc. is not a listed issuer and as such the Company’s Board of Directors is not required to maintain a separately designated standing audit committee. However, the Company has voluntarily chosen to establish a new audit committee charter on June 10, 2018. The Charter is available on the Company’s website at https://radmaxtech.com/document/news/2018/2018-07-20-audit-committee_charter-317.pdf.

Implementation of the new charter has begun with the active recruitment of two independent members of the Board of Directors with the required background, skills and expertise to be assigned to the Audit Committee.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company’s review it believes that all required reports of Reporting Persons were filed for the year ended April 30, 2019.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company’s named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2019:

					Non-Equity	Non-Qualified
					Incentive	Deferred
			Stock	Option	Plan	Compensation	Pension	All other
	Salary	Bonus (a)	Awards	Awards	Compensation	Earnings	Value	compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Paul Chute, Chairman
CEO
2019	125,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil	125,000
2018	120,000	Nil	85,000	48,218	Nil	Nil	Nil	Nil	253,218
2017	82,000	Nil	Nil	58,194	Nil	Nil	Nil	Nil	140,194

Paul Porter, President
2019	125,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil	125,000
2018	148,000	Nil	85,000	4,060	Nil	Nil	Nil	Nil	237,060
2017	Nil	Nil	Nil	58,194	Nil	Nil	Nil	Nil	58,194

Michael Urso, Former CEO
2019	125,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil	125,000
2018	36,695	Nil	8,500	95,792	Nil	Nil	Nil	Nil	140,987
2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	-

Jeffrey White, Former CFO
2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	-
2018	10,650	Nil	Nil	19,546	Nil	Nil	Nil	Nil	30,196
2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	-

John G. Robertson Former CEO
2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	22,500	22,500

Suzanne Robertson, Former CFO
2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	-
2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	-
2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	-

Victoria Huang, Former CFO
2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	-
2018	96,000	Nil	89,250	3,691	Nil	Nil	Nil	Nil	188,941
2017	62,000	Nil	Nil	29,259	Nil	Nil	Nil	Nil	91,259

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2019, the Company did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The Company has adopted its 2016 Stock Option/Restricted Stock Plan. See Note 15 for a discussion on the 2016 Plan and issuances of options pursuant to the 2016 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of July 11, 2019 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Paul Chute, Port Townsend, WA	3,682,987	Direct	3.4%
Common stock	Paul L. Porter, Colbert, WA	1,965,709	Direct	1.8%
Common stock	Lynn L. Petersen, Spokane, WA	2,310,436	Direct	2.1%
Common stock	All Directors and Officers as a Group	7,959,132		7.2%

5% STOCKHOLDERS		Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Common stock	Estate of John Robertson	9,287,085	8.6%
Common stock	China Zhongling Hangke New Energy Group, LM	10,890,000	10.1%

Notes: Based on 107,736,908 shares of the Company’s common stock issued and outstanding as of September 3, 2019, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described elsewhere in this report on Form 10-K, none of the following parties has, since the Company’s date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

i.	Any of the Company’s directors or officers;
ii.	Any person proposed as a nominee for election as a director;
iii.	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s outstanding shares of common stock;
iv.	Any of the Company’s promoters; and
v.	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Related Party Transactions for the Year Ended April 30, 2019

The Company entered into the following contracts with related parties. Related parties consist of companies controlled or significantly influenced the Officers of the Company.

Related party transactions incurred during the normal course of the Company’s operations are measured at the exchange amount, which is the amount agreed between the related parties.

During the year ended April 30, 2019, changes to the amounts owed to/by related parties are as follows:

	April 30, 2018	(Repayment)/Loan	April 30, 2019
Due to Minewest	$7,592	$(7,592)	$-
Due from Linux Gold Corp.	(191)	-	(191)
Due to IAS Energy, Inc.	7,431	-	7,431
Due to Information Highway, Inc.	18,793	-	18,792
Due to Teryl Resources Corp.	28,900	(1,834)	27,066
Total	$62,525	$(9,426)	$53,099

Related parties are the officers of the Company, companies with common directors or owners, and companies indirectly controlled by directors or officers of the Company. Amounts owed to directors or officers of the Company as of April 30, 2019 and 2018 are the result of consulting fees that are disclosed as director or executive compensation above, with the exception of the amount due to Paul Chute, which also represents out-of-pocket expenses that were not paid as of April 30, 2019.

The amounts owed to related parties do not include accrued payroll and taxes which as of April 30, 2019 and 2018, were $287,426 and $Nil, respectively.

The amounts listed as owed to related parties also does not include accrued interest on convertible promissory notes or demand notes which are disclosed in the Company’s consolidated financial statements (Note 7) as of April 30, 2019 and 2018, respectively.

The Company does not have written agreements relating to related party advances. The balances are non-interest bearing, unsecured and due on demand per verbal agreements with these related parties.

Director Independence

Quotations for the Company’s common stock are entered via the OTC Markets inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2019 and 2018, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the years ended April 30,
	2019	2018
Audit fees	$25,500	$39,514
Tax fees	4,500	50
All other fees	2,390	-
Total audit fees	$32,390	$39,564

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all engagements with the Company’s auditors prior to performance of services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment changing name to REGI U.S., Inc.	(2)
3.3	By-laws	(1)
3.4	Articles of Amendment Increasing Authorized Capital to 50,000,000 December 2003	(7)
3.5	Articles of Amendment Increasing Authorized Capital to 100,000,000 May 2007	(8)
4.1	Specimen Share Certificate	(1)
4.2	Specimen Warrant Certificate	(1)
10.1	Consulting Agreement, dated December 1, 1999, between REGI U.S., Inc. and Patrick Badgley	(3)
10.2	Special Service Proposal, dated December 21, 1999, between REGI U.S. and ColTec, Inc.	(3)
10.3	Agreement between ColTec and REGI dated October 2000	(4)
10.4	Agreement between REGI and Advanced Ceramics Research dated March 20, 2002	(5)
10.5	License Agreement between Rand Energy Group, Inc., and Reg Technologies, Inc. REGI U.S., Inc. and Radian Incorporated made as of April 24, 2002	(5)
10.6	Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 22, 2002	(6)
10.7	Amendment to Agreement between REGI U.S., Inc. and Rotary Power Generation, Incorporated made as of April 2, 2003	(6)
10.8	Management Agreement with Access Information Services, Inc., dated January 2, 1993 in the name of Sky Technologies, Inc. (the Company’s previous name)	(9)
10.9	Engagement Letter with The Otto Law Group, dated August 4, 2004	(9)
10.10	Project Cost Sharing Agreement with Reg Technologies Inc.	(11)
10.11	Amended Asset Purchase Agreement	(10)
14.1	Code of Business Conduct and Ethics	(7)
21.1	List of Subsidiaries	(11)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(11)
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(11)
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(11)
32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(11)

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference from Form 10-SB Registration Statement filed April 26, 1994.
(2)	Incorporated by reference from 10-Q Report for the quarter ended 7-30-94.
(3)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2000.
(4)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2001
(5)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2002
(6)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2003
(7)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2007
(8)	Incorporated by reference from our 10-KSB for the fiscal year ended April 30, 2008
(9)	Incorporated by reference from our Form 10-K Amendment for the fiscal year ended April 30, 2010 filed on May 13, 2011
(10)	Incorporated by reference from our Form 10-K for the fiscal year ended April 30, 2011 filed on August 15, 2011
(11)	Incorporated herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGI U.S., INC.

Date: September 11, 2019	By:	/s/ PAUL W. CHUTE

President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 11, 2019	By:	/s/ PAUL W. CHUTE

President and Director
(Principal Executive Officer)