Form 10-Q
period 2019-07-31
REGI U S INC
filed 2019-11-08
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2019

[  ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

REGI, U.S., INC.

(Exact name of small business issuer as specified in its charter)

OREGON	91-1580146
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7520 N Market St., #10, Spokane, WA	99217
(Address of principal executive office)	(Postal Code)

(509) 474-1040

(Issuer’s telephone number)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X]	Smaller Reporting Company[X]
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

As of October 14, 2019 there were 108,562,908 shares of registrant’s common stock, no par value, issued and outstanding.

NOTE 1 - Contents

PART I - FINANCIAL INFORMATION

REGI U.S., INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,062	$19,044
Accounts receivable	6,250	10,000
Prepaid expenses	20,945	8,683
Other receivables, net of allowance for uncollectible accounts	4,675	4,675
TOTAL CURRENT ASSETS	36,932	42,402
Furniture and equipment, net	18,330	20,968
TOTAL ASSETS	$55,262	$63,370
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$981,333	$769,454
Due to related parties	53,099	53,099
Demand notes, related parties	25,000	25,000
Derivative liability, net of unamortized discount of $Nil and $59,368, respectively	-	306,696
Non-related parties convertible promissory notes – current portion, net of unamortized discount of $53,919 and $132,147, respectively	799,592	884,380
Related parties convertible notes – current portion, net of unamortized discount of $17,575 and $27,918, respectively	219,509	203,233
Deferred revenue	12,500	25,000
TOTAL CURRENT LIABILITIES	2,091,033	2,266,862
LONG-TERM LIABILITIES:
Non-related parties convertible promissory notes – long term portion, net of unamortized discount of $1,375 and $2,099, respectively	121,701	205,332
Related parties convertible promissory notes –long term portion, net of unamortized discount of $27,456 and $3,472, respectively	363,944	210,460
Promissory notes, related party	242,163	15,969
TOTAL LONG-TERM LIABILITIES	727,808	431,761
TOTAL LIABILITIES	2,818,841	2,698,623
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, no par value; unlimited shares authorized; 107,318,908 and 108,911,309 shares issued and outstanding, respectively	24,098,784	24,091,017
Returnable shares issued Nil and 2,000,000 shares, respectively	-	(114,000)
Shares to be issued	30,380	19,117
Accumulated deficit	(26,584,751)	(26,323,395)
Accumulated other comprehensive loss	(362,775)	(362,775)
TOTAL REGI US, Inc. stockholders’ deficit	(2,818,362)	(2,690,036)
Non-controlling interest	54,783	54,783
TOTAL STOCKHOLDERS’ DEFICIT	(2,763,579)	(2,635,253)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55,262	$63,370

The accompanying notes are an integral part of these consolidated financial statements

REGI U.S., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended
	July 31, 2019	July 31, 2018
TOTAL REVENUE FROM SALES	$25,000	$-
OPERATING EXPENSE
Accounting and legal	30,200	20,721
Consulting and management	162,021	96,914
Stockholder relations	43,727	20,610
Depreciation and amortization	2,639	-
Stock-based compensation	48,084	-
General and administrative expenses	23,881	23,276
Research and development	129,618	120,358
TOTAL OPERATING EXPENSES	440,170	281,879
LOSS FROM OPERATIONS	(415,170)	(281,879)
OTHER INCOME (EXPENSE)
Interest and financing expense	(33,061)	(153,063)
Interest expense, related party	(24,508)	-
Amortization of derivative and debt discount	(115,783)	-
Gain (Loss) on extinguishment and conversion of debt	-	-
Gain on settlement of debt	-	-
Gain on change in fair value of derivative liability	327,166	-
TOTAL OTHER INCOME (EXPENSE)	153,814	(153,063)
NET LOSS ATTRIBUTED TO THE COMPANY	$(261,356)	$(434,942)
Loss per share -basic and diluted	$(0.002)	$(0.004)
Weighted average number of common share outstanding – basic and diluted	107,718,908	99,791,407

Comprehensive loss:
Net loss	$(261,356)	$(434,942)
Translation adjustments	-	-
Comprehensive loss	(261,356)	(434,942)
Comprehensive loss attributable to non-controlling interest	-	-
Comprehensive loss attributable to REGI U.S., Inc.	$(261,356)	$(434,942)

The accompanying notes are an integral part of these consolidated financial statements

REGI U.S., INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the three months ended July 31, 2019 and 2018

	Common shares	Capital	Returnable shares	Shares to be issued	Retained deficit	Accumulated Other Comprehensive loss	Total Stockholders’ Deficit	Non-controlling interest	Total
Balance at April 30, 2018	99,698,583	$22,956,578	$-	$-	$(24,063,399)	$(358,675)	$(1,465,496)	$54,783	$(1,410,713)
Net loss			-	-	(434,942)		(434,942)		(434,942)
Shares issued for debt conversion	129,672	12,963	-	-			12,963		12,963
Beneficial conversion feature		5,850	-	-			5,850		5,850
Balance at July 31, 2018	99,828,255	$22,975,391	$-	$-	$(24,498,341)	$(358,675)	$(1,881,625)	$54,783	$(1,826,842)

Balance at April 30, 2019	108,911,309	$24,091,017	$(114,000)	$19,117	$(26,323,395)	$(362,775)	$(2,690,036)	54,783	$(2,635,253)
Net loss	-	-	-	-	(261,356)	-	(261,356)	-	(261,356)
Share based compensation	-	48,084	-	-	-	-	48,084	-	48,084
Shares issued for common shares and warrants	-	-	-	20,000	-	-	20,000	-	20,000
Shares issued for debt conversion	156,432	24,566	-	-	-	-	24,566	-	24,566
Beneficial conversion feature	-	30,000	-	-	-	-	30,000	-	30,000
Shares to be issued	251,167	19,117	-	(8,737)	-	-	10,380	-	10,380
Returnable shares cancelled	(2,000,000)	(114,000)	114,000	-	-	-	-	-	-
Balance at July 31, 2019	107,318,908	$24,098,784	$-	$30,380	$(26,584,751)	$(362,775)	$(2,818,362)	54,783	$(2,763,579)

The accompanying notes are an integral part of these consolidated financial statements

REGI U.S., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended
	July 31, 2019	July 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(261,356)	$(434,942)
Adjustments to reconcile net loss to cash used by operating activities
Amortization of debt discount and promissory note fees	115,783	111,377
Change in fair value of derivative liability	(327,166)	-
Depreciation	2,638	1,551
Share based compensation	48,084	-
Convertible promissory notes issued for services	-	16,357
Convertible promissory notes, related party issued for services	75,000	27,932
Changes in operating assets and liabilities:
Prepaid expenses	(12,262)	(614)
Accounts receivable and other current assets	3,750	-
Accounts payable, accrued interest and other accrued liabilities	190,260	131,437
Accrued interest	37,593	-
Deferred revenue	(12,500)	-
Due to related parties	-	32,195
Net cash used by operating activities	(140,176)	(114,707)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note, related party	226,194	-
Proceeds from subscription of common stock	20,000	-
Proceeds from issuance of convertible promissory notes	-	90,000
Repayment of convertible promissory notes	(220,000)	-
Proceeds from issuance of convertible promissory notes, related party	100,000	-
Net cash provided by financing activities	126,194	90,000
Net increase (decrease) in cash and cash equivalents	(13,982)	(24,707)
Effect of foreign exchange on cash	-	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,044	111,823
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,062	$87,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Taxes	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Shares issued for conversion of promissory notes	$24,566	$12,963

Shares issued (returned) from security deposit	(114,000)	-
Discount on promissory notes for beneficial conversion features	30,000	-
Accounts payable and accrued liabilities settled with convertible notes	9,900	5,850
Shares to be issued settled with common shares	8,737	-

The accompanying notes are an integral part of these consolidated financial statements.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

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

The Company product revenue includes compressors and expanders. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the year ended April 30, 2019, the Company’s revenue was $60,000 from sale of prototypes.

During the three months ended July 31, 2019, revenue was earned from a single contract with one customer. As of July 31, 2019, the Company had a deferred revenue balance of $12,500 from this customer related to deliverables in progress at that date.

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

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

Derivative instruments

The Company has financing arrangements that contain freestanding derivative instruments or hybrid instruments that contained embedded derivative features. In accordance with U.S. GAAP, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using a Binomial model, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718 which establishes the accounting treatment for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of FASB ASC 718, measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Non-employee stock-based compensation is granted at the Board of Director’s discretion to award select consultants for exceptional performance. Prior to issuance of the awards, the Company is not under any obligation to issue the stock options. The award vests over a specified period determined by the Company’s Board of Directors. The measurement date of the grant is also the date of the award. The fair value of options is expensed ratably during the specified vesting period.

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

The Company has adopted ASC 2018-07 for non-employee stock-based compensation.

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended July 31, 2019.

New Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The ASU is effective for the Company in the first quarter of fiscal year 2020. The Company currently holds no leases subject to ASU 2016-02.

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

3) GOING CONCERN

The Company incurred a net loss of $261,356 for the three months ended July 31, 2019 and has a working capital deficit of $2,054,101 and an accumulated deficit of $26,584,751 at July 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of July 31, 2019 and for the three months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company also receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. There is no assurance that any of these activities will be successful. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

4) EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The outstanding securities at July 31, 2019 and April 30, 2019 that could have a dilutive effect are as follows:

	July 31, 2019	April 30, 2019
Stock options	8,700,000	8,200,000
Convertible notes and accrued interest, non-related parties	12,439,448	19,520,948
Convertible notes and accrued interest, related parties	9,190,777	5,881,314
TOTAL POSSIBLE DILUTIVE SHARES	30,330,225	33,602,262

For the three months ended July 31, 2019 and 2018, respectively, the effect of the Company’s outstanding stock options would have been anti-dilutive and so are excluded in the diluted EPS.

5) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents and conversion notes approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible notes is net of a discount and does not reflect fair value of similar instruments. The approximate fair value of the convertible notes and accrued interest based upon the number of shares into which the notes and accrued interest are convertible is $1,297,831 and $1,978,836 using the closing price per share of stock at July 31 and April 30, 2019, respectively.

The table below sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2019 and April 30, 2019, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	July 31,2019		April 30, 2019	Input Hierarchy Level
Liabilities:
Conversion option derivative	$	Nil	$306,696	Level 3

6) PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2019 and April 30, 2019 consists of the following:

	July 31, 2019	April 30, 2019
Equipment	$22,040	$22,040
Furniture and fixtures	14,213	14,213
	36,253	36,253
Less accumulated depreciation	(17,923)	(15,285)
TOTAL PROPERTY AND EQUIPMENT	$18,330	$20,968

Depreciation expense totaled $2,639 and $1,389 for the three months ended July 31, 2019 and 2018, respectively.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

7) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2019 consist of the following:

	Related party	Non-related party	Total
Accounts payable	$96,721	$46,029	$142,750
Interest payable	33,641	168,726	202,367
Other accrued liabilities	287,425	136,912	424,337
	$417,787	$351,667	$769,454

Accounts payable and accrued liabilities at July 31, 2019 consist of the following:

	Related party	Non-related party	Total
Accounts payable	$126,403	$50,550	$176,953
Interest payable	62,640	162,845	225,485
Other accrued liabilities	408,088	170,807	578,895
	$597,131	$384,202	$981,333

Related parties are the officers of the Company, companies with common directors or owners, and companies indirectly controlled by directors or officers of the Company. Amounts owed to directors or officers of the Company as of July 31, 2019 and April 30, 2019 are the result of consulting fees that are disclosed as director or executive compensation above, including amounts paid for benefit of the Company and represents out-of-pocket expenses that were not paid as of July 31, 2019 and April 30, 2019 respectively.

The Company does not have written agreements relating to related party advances, except as delineated in several on-demand promissory and convertible promissory notes, related parties (Note 9 and Note 10). The balances are non-interest bearing, unsecured and due on demand per verbal agreements with these related parties.

During the three months ended July 31, 2019, the Company recognized $93,750 of management fees and salaries, $7,172 of payroll tax expense and $19,740 of directors fees for related parties. During the three months ended July 31, 2018, the Company recognized $118,584 of management fees and salaries and $5,578 of payroll tax expense for related parties.

The amounts owed to related parties include accrued payroll, payroll taxes and board fees which, as of July 31, 2019 and April 30 2019, were $408,088 and $287,426, respectively.

8) DUE TO RELATED PARTIES

Related parties are the officers of the Company, companies with common directors or owners, and include companies indirectly controlled by directors or officers of the Company.

During the three months ended July 31, 2019, changes to the amounts owed to/by related parties are as follows:

	April 30, 2019	(Repayment)/Loan	July 31, 2019
Due to Minewest	$-	$-	$-
Due from Linux Gold Corp.	(191)	-	(191)
Due to IAS Energy, Inc.	7,431	-	7,431
Due to Information Highway, Inc.	18,792	-	18,792
Due to Teryl Resources Corp.	27,067	-	27,067
Total	$53,099	$-	$53,099

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

9) DEMAND NOTES, RELATED PARTIES

On March 12, 2019, the Chief Executive Officer also loaned $10,000 to the Company, payable on demand and bearing simple interest at 12% per annum.

On April 23, 2019, a current member of the Company’s Board of Directors loaned $15,000 to the Company, payable on demand and being simple interest at 12% per annum.

For the three months ended July 31, 2019, the Company recognized $791 of interest expense on the Demand Notes, related parties.

The balance of the demand notes, related parties at July 31, 2019 and April 30, 2019 was $25,000.

10) SECURED CONVERTIBLE PROMISSORY NOTES

THREE MONTHS ENDED JULY 31, 2018

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

THREE MONTHS ENDED JULY 31, 2019

NON-RELATED PARTIES

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

During the three months ended July 31, 2019, the Company issued to related parties, two secured promissory notes in the amounts of $150,000 and $75,000, respectively. See Note 12 for further discussion. The Company used $220,000 of the proceeds from the notes to pay the outstanding balance of the Labrys Note. On June 5, 2019, Labrys returned 2,000,000 shares of common stock as the Labrys Note was repaid prior to 180 days of issuance.

During the three months ended July 31, 2019, the Company issued additional non-related parties convertible notes which settled accounts payable and accrued liabilities from previous years of $8,737.

As of July 31, 2019, the Company has outstanding non-related party secured convertible promissory notes of $921,293 (net of unamortized discount of $55,293) issued to non-related parties.

RELATED PARTIES

During the three months ended July 31, 2019, the Company issued Convertible Notes to related parties totaling for cash proceeds of $100,000. The company issued convertible notes to related parties in the amounts of $27,932 for accrued liabilities.

As of July 31, 2019, the Company has outstanding senior secured convertible promissory notes of $583,453 (net of unamortized discount of $45,030) issued to related parties.

CONVERSION EQUIVALENTS

Non-related parties

As of July 31, 2019, the aggregate principal balance of $976,587 and accrued interest balance of $162,845 due to convertible note holders, non-related parties is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a weighted average conversion price of $0.092 per share, or an aggregate of 12,439,448 shares of the Company’s common stock.

Related parties

As of July 31, 2019, the aggregate principal balance of $628,483 and accrued interest balance of $57,866 due to convertible note holders, related parties is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a weighted average conversion price of $0.075 per share, or an aggregate of 9,190,777 shares of the Company’s common stock.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

MATURITY

At July 31, 2019, principal payments on the convertible promissory notes are due as follows:

	Related party	Non-related party	Total
Year ending July 31, 2020	$237,083	$853,512	$1,090,595
Year ending July 31, 2021	123,075	391,400	514,475
TOTAL CONVERTIBLE NOTES	$360,158	$1,244,912	$1,605,070

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting except as disclosed on the First Fire Note and the Labrys Note (Note 11).

11) DERIVATIVE LIABILITY

On April 18, 2018 and November 30, 2018, respectively, the Company issued two convertible notes (The Labrys Note and the First Fire Note) which contained provisions allowing holders of the notes to convert outstanding debt to shares of the Company’s common stock at a price other than a fixed conversion price per share. (Note 10). Management has determined that these provisions cause the conversion options to require derivative liability accounting.

The First Fire Note contained provisions which, after 180 days from the date of issuance, called for the debt conversion exercise price to be the lower of $0.10 per share or seventy-five percent (75%) of the lowest traded price of the Company’s common stock during the twenty consecutive trade days immediately preceding the date of a conversion. Management valued that portion of derivative liability associated with the First Fire Note at fair value of the derivative at the earliest date in which the holder of the note would have been eligible to convert the note to shares of the Company’s stock. The Company utilized the assumptions in determining fair value of the initial derivative liability associated with the First Fire Note:

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

On November 19, 2018, the Company issued the Labrys Note, the proceeds of which paid the remaining outstanding balance of the First Fire Note. The Labrys Note contained provisions which called for the debt conversion exercise price to be sixty percent (60%) of the lowest traded price of the Company’s common stock during the twenty consecutive trade days immediately preceding the date of a conversion. The Company utilized the following assumptions in determining fair value of the initial derivative liability associated with the Labrys Note:

Stock price	$0.0569
Conversion price	0.024
Expected volatility	167.6%
Expected term (years)	0.5
Risk free rate	2.52%
Fair value of conversion option derivative units	$351,870

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

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

Below is the detail of change in conversion option liability balance for the three months ended July 31, 2019 and year ended April 30, 2019, respectively:

	For the three months ended	For the year ended
	July 31, 2019	April 30, 2019
Beginning balance	$306,696	$-
Initial loss on fair value of derivative liability	-	457,986
Initial fair value of derivative discount	-	(345,000)
Amortization of derivative discount	20,470	310,090
Revaluation of conversion option liability resulting from extinguishment of convertible debt	(327,166)	(91,677)
Net change in fair value of conversion option liability	-	(24,703)
Ending balance	$-	$306,696

12) PROMISSORY NOTES

On September 25, 2018, the Company entered into a promissory note with a director of the Company’s board. The term of the agreement is five (5) years and has principal and interest payments of $445 per month. The agreement has a stated interest rate of 12% per annum. The balance due to the related party at July 31, 2019 is $17,163.

On May 30, 2019, the Company issued to related parties, two secured promissory notes in the amounts of $150,000 and $75,000, respectively. The notes bear interest at ten percent (10%) per annum and are due and payable on May 30, 2021. The notes are secured by a General Security Agreement dated May 30, 2019. The Company used $220,000 of the proceeds from the notes to pay the balance of the Labrys note (Note 10). On June 5, 2019, Labrys returned 2,000,000 shares previously issued as collateral on its convertible promissory note.

13) STOCKHOLDERS’ EQUITY

Issuance of common stock on exercise of convertible of notes, related parties

During the three months ended July 31, 2019 and 2018, respectively, there were no shares of common stock issued for conversion of related party convertible promissory notes.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

Issuance of common stock on exercise of convertible notes, non-related parties

During the three months ended July 31, 2018, non-related party convertible promissory note of $12,047 and its accrued interest of $916 were converted into 129,672 shares REGI’s common stock at $0.10 per share. During the three months ended July 31, 2019 non-related party convertible promissory notes of $20,472 and accrued interest of $4,094 were converted into a total of 156,432 shares of REGI’s common stock at conversion prices between $0.08 per share and $0.10 per share.

Common Shares Issued In Lieu of Cash for Services

During the three months ended July 31, 2019 and 2018, respectively, there were no shares of common stock issued for services.

Common shares issued for exercise of options

During the three months ended July 31, 2019 and 2018, respectively, there were no shares of common stock issued for exercise of options.

Returnable shares

On May 30, 2019, the Company issued to related parties, two secured promissory notes in the amounts of $150,000 and $75,000, respectively. The notes bear interest at ten percent (10%) per annum and are due and payable on May 30, 2021. The notes are secured by a General Security Agreement dated May 30, 2019. The Company used $220,000 of the proceeds from the notes to pay the balance of the Labrys note (Note 10). On June 5, 2019, Labrys returned 2,000,000 shares previously issued as collateral on its convertible promissory note.

14) SHARES TO BE ISSUED

Between April 15 and April 30, 2019, several holders elected to convert certain convertible notes with balance of $5,117 including accrued interest (Note 10) into 51,167 shares of the Company’s common stock at the conversion price of $0.10 per share as per terms of the agreements.

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

Between May 7 and June 5, 2019, the Company issued 251,167 shares of its common stock for Shares to Be Issued with a balance of $19,117 in consideration of the Private Placement and Conversion of promissory notes prior to April 30, 2019.

On July 31, 2019, as per Note 10, a holder elected to convert three non-related party notes with an aggregate balance of $1,800 including accrued interest of $300 into 18,000 common shares pursuant to the terms of the agreement at a conversion price of $0.10 per share.

On July 31, 2019, as per Note 10, a holder elected to convert two non-related party notes with an aggregate balance of $8,580 including accrued interest of $1,430 into 85,800 common shares pursuant to the terms of the agreement at a conversion price of $0.10 per share.

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

As of July 31, 2019 and April 30, 2019, the balance of Shares to be issued was $30,380 and $19,117, respectively.

15) STOCK OPTIONS

On August 12, 2016, the Company approved the 2016 Stock Option Plan to issue up to 5,000,000 shares to certain key directors and employees. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees. This Stock Option Plan was amended to issue up to 9,200,000 shares. All options granted by the Company under the 2016 Plan vested immediately.

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

On June 6, 2019, the Board of Directors authorized the grant of 500,000 options to purchase shares of common stock of the Company for services to an officer of the Company. The Company estimated the fair value of this option grants using the Black-Scholes model with the following information and assumptions:

Options issued	500,000
Exercise price (Weighted average)	$0.935
Stock price	$0.075
Expected volatility	217.24%
Expected term (years)	5 years
Risk free rate	1.88%
Fair value of options issued	$48,084

The options vest upon grant, and are exercisable at the following prices:

Options	Exercise price
50,000	$0.10
50,000	0.20
25,000	0.35
25,000	0.50
50,000	0.75
50,000	1.00
125,000	1.25
125,000	1.50
500,000	$0.94

The expiration date of the options is June 6, 2024. The fair value of the options is $48,084 and is recognized as stock-based compensation for the three months ended July 31, 2019. These costs are classified as management and administrative expense.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plans:

	For the three months ended July 31,
	2019		2018
	Options	Price (a)	Options	Price (a)
Beginning balance	8,200,000	$0.52	9,355,000	$0.52
Issued	500,000	0.94	-	-
Exercised	-	-	-	-
Expired			-	-
Ending balance	8,700,000	$0.57	9,355,000	$0.52
Exercisable at end of period	8,700,000	0.57	9,163,750	$0.53

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of July 31, 2019:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
August 12, 2016	3,700,000	$0.52	1.97
January 1, 2017	2,800,000	0.14	2.42
March 1, 2017	1,200,000	0.58	3.59
April 30, 2018	500,000	3.00	3.75
June 6, 2019	500,000	0.94	4.85
Total options	8,700,000	$0.57	2.61

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of April 30, 2019 and 2018, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The intrinsic value of exercisable options at July 31, 2019 and April 30, 2019, was $Nil and $Nil, respectively.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JULY 31, 2019

16) SUBSEQUENT EVENT

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

On or about August 1, 2019, the Company issued $50,000 in ten percent (10%) convertible debentures to a related party which are due two (2) year after their original issue date and are convertible into 1,000,000 shares of the Company’s common stock at the conversion price of $.05 per share.

On September 6, 2019, the Company issued 300,000 shares of its common stock in lieu of cash for services to three members of the board of directors with a fair value of $19,740.

On September 20, 2019, as per Note 10, a holder elected to convert a non-related party note with a balance of $36,000 including accrued interest of $6,000 into 300,000 common shares pursuant to the terms of the agreement at a conversion price of $0.12 per share.

On September 20, 2019, as per Note 10, a holder elected to convert a non-related party note with a balance of $12,000 including accrued interest of $2,000 into 100,000 common shares pursuant to the terms of the agreement at a conversion price of $0.12 per share.

On October 14, 2019, as per Note 10, a holder elected to convert two non-related party notes with an aggregate balance of $4,020 including accrued interest of $670 into 40,200 common shares pursuant to the terms of the agreement at a conversion price of $0.10 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing the Company. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A - Risk Factors beginning on page 20 below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Nature of Business

We are an early stage company engaged in the business of developing and building improved axial vane-type rotary devices for civilian, commercial and government applications. We own the worldwide intellectual and marketing rights to the RadMax technology. Our vision is to develop advanced devices that reduce carbon footprint, reduce device size, weight and parts count, and increase fuel and manufacturing efficiencies. We intend to develop and market these devices in cooperation with industry and government partners. We are focused on creating new, disruptive technologies that are more efficient, compact and cost-effective than those currently available.

Going Concern

We incurred net losses of $261,356 for the three months ended July 31, 2019 and had a working capital deficit of $2,054,101and an accumulated deficit of $26,584,751 at July 31, 2019. Further losses are expected until we enter into licensing agreements of our technologies. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

We may receive interim support from related parties and plan to raise additional capital through debt and/or equity financings. We may also raise additional funds when our outstanding options are exercised. However, there is no assurance that any of these activities will be realized.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended April 30, 2019, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our early engineering and development work have not yet produced revenues and we have a working capital deficit. We have incurred net losses to July 31, 2019 totaling $ 26,584,751 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At July 31, 2019, the Company had working capital deficiency of $2,054,101. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional funds or develop a market for our products.

RESULTS OF OPERATIONS

	For the three months ended July 31,
	2019	2018	$ Change	% Change
Revenue	$25,000	$-	$25,000	N/A

Accounting and legal	30,200	20,721	9,479	45.7%
Consulting and management	162,021	96,914	65,107	67.2%
Stockholder relations	43,727	20,610	23,117	112.2%
Depreciation and amortization	2,639	1,551	1,088	70.1%
Stock-based compensation	48,084	-	48,084	N/A
General and administrative expenses	23,881	21,725	2,156	9.9%
Research and development	129,618	120,358	9,260	7.7%
Other expense (income)	(153,814)	153,063	(306,877)	(200.5%)
NET LOSS	$(261,356)	$(434,942)	$(173,586)	39.9%

Management continues to focus its research and development efforts and administrative support with the increased success in financing the required expenditures. Research and development expenses increased from $120,358 to $129,618 for the three months ended July 31, 2018 and 2019, respectively. General and administrative expense increased $2,156 from $21,725 for the three months ended July 31, 2018 to $23,881 for the three months ended July 31, 2019.

The Company’s basic and diluted loss per share was $0.002 for the three months ended July 31, 2019 and $0.004 for the three months ended July 31, 2018.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	July 31, 2019	April 30, 2019
Current assets	$36,932	$42,402
Current liabilities	2,091,033	2,266,862
Working capital deficit	$2,054,101	$2,224,460

	For the three months ended
CASH FLOWS	July 31, 2019	July 31, 2018
Cash flow used by operating activities	$(140,176)	$(114,707)
Cash flow used by investing activities	-	-
Cash flow provided by financing activities	126,194	90,000
Net increase (decrease) in cash during period	$(13,982)	$(24,707)

During the three months ended July 31, 2019, the Company issued Convertible Notes to a related party for cash proceeds of $100,000 and received cash proceeds from demand and related party promissory notes in the amount of $226,194. The Company repaid convertible party promissory notes in the amount of $220,000 and received cash proceeds from the sale of common stock in the amount of $20,000.

The note balances owed to related parties are generally interest bearing, unsecured and repayable on demand. Our related parties have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance or pay expenses on behalf of the Company if further funds are needed.

As of July 31, 2019, the Company had a working capital deficit of $2,054,101.

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

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

PEO and PFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the PEO and the PFO. The Certifications are required in accordance with Section 03 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Items of this report which you are currently reading is the information concerning the Evaluation referred to in Section 302 Certifications and this information should be read in conjunction with Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended July 31, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

REGI, U.S., Inc. is not a party to any material legal proceedings, and, to Management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of REGI, U.S., Inc. and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to REGI, U.S., Inc. or has a material interest adverse to REGI, U.S., Inc. in reference to pending litigation.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2019 which was filed with the SEC on September 11, 2019

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

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

On or about August 1, 2019, the Company issued $50,000 in ten percent (10%) convertible debentures to a related party which are due two (2) year after their original issue date and are convertible into 1,000,000 shares of the Company’s common stock at the conversion price of $.05 per share.

On September 6, 2019, the Company issued 300,000 shares of its common stock in lieu of cash for services to three members of the board of directors with a fair value of $19,740.

On September 20, 2019, as per Note 10, a holder elected to convert a non-related party note with a balance of $36,000 including accrued interest of $6,000 into 300,000 common shares pursuant to the terms of the agreement at a conversion price of $0.12 per share.

On September 20, 2019, as per Note 10, a holder elected to convert a non-related party note with a balance of $12,000 including accrued interest of $2,000 into 100,000 common shares pursuant to the terms of the agreement at a conversion price of $0.12 per share.

On October 14, 2019, as per Note 10, a holder elected to convert two non-related party notes with an aggregate balance of $4,020 including accrued interest of $670 into 40,200 common shares pursuant to the terms of the agreement at a conversion price of $0.10 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibits
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGI, U.S., INC.

Date:	November 8, 2019	By:	/s/ PAUL W. CHUTE
Paul W. Chute
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ PAUL W. CHUTE
Paul W. Chute
Chief Financial Officer
(Principal Financial Officer)