Form 10-Q
period 2019-10-31
REGI U S INC
filed 2019-12-16
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended October 31, 2019

[  ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-23920

REGI, U.S., INC.

(Exact name of small business issuer as specified in its charter)

OREGON	91-1580146
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7520 N Market St., #10, Spokane, WA	99217
(Address of principal executive office)	(Postal Code)

(509) 474-1040

(Issuer’s telephone number)

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock,	RGUS	OTCQB

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

As of December 3, 2019, there were 115,838,601 shares of registrant’s common stock, no par value, issued and outstanding.

NOTE 1 - Contents

PART I - FINANCIAL INFORMATION

REGI U.S., INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2019 (Unaudited)	April 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$325,446	$19,044
Accounts receivable	6,250	10,000
Prepaid expenses	16,540	8,683
Other receivables, net of allowance for uncollectible accounts	4,675	4,675
TOTAL CURRENT ASSETS	352,911	42,402
Furniture and equipment, net	104,105	20,968
TOTAL ASSETS	$457,016	$63,370
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$888,833	$769,454
Due to related parties	53,099	53,099
Deferred revenue	22,500	25,000
Derivative liability, net of unamortized discount of $Nil and $59,368, respectively	-	306,696
Convertible promissory notes, current portion - net of unamortized discount of $25,600 and $160,065, respectively	877,672	1,087,613
Other notes payable, current portion	44,658	25,000
TOTAL CURRENT LIABILITIES	1,886,762	2,266,862
LONG-TERM LIABILITIES:
Convertible promissory notes – long term portion, net of unamortized discount of $99,347 and $5,570, respectively	742,446	415,792
Other notes payable, long term portion	309,821	15,969
TOTAL LONG-TERM LIABILITIES	1,052,267	431,761
TOTAL LIABILITIES	2,939,027	2,698,623
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, no par value; unlimited shares authorized; 110,568,908 and 108,911,309 shares issued and outstanding, respectively	24,537,335	24,091,017
Returnable shares issued Nil and 2,000,000 shares, respectively	-	(114,000)
Shares to be issued	264,830	19,117
Accumulated deficit	(26,976,186)	(26,323,395)
Accumulated other comprehensive loss	(362,775)	(362,775)
TOTAL REGI US, Inc. stockholders’ deficit	(2,536,796)	(2,690,036)
Non-controlling interest	54,783	54,783
TOTAL STOCKHOLDERS’ DEFICIT	(2,482,013)	(2,635,253)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$457,016	$63,370

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018
TOTAL REVENUE FROM SALES	$-	$40,000	$25,000	$40,000

OPERATING EXPENSE
Accounting and legal	17,654	25,233	47,854	45,954
Consulting and management	1,253	69,623	163,274	166,537
Stockholder relations	11,479	16,733	55,206	37,343
Depreciation and amortization	2,364	1,552	5,003	3,103
Stock-based compensation	149,877	-	197,961	-
General and administrative expenses	29,793	8,290	53,674	30,015
Research and development	62,091	121,050	191,709	241,408
TOTAL OPERATING EXPENSES	274,511	242,481	714,681	524,360
LOSS FROM OPERATIONS	(274,511)	(202,481)	(689,681)	(484,360)
OTHER INCOME (EXPENSE)
Interest expense	(30,136)	(162,115)	(63,197)	(315,178)
Interest expense, related party	(25,477)	-	(49,985)	-
Amortization of derivative and debt discount	(61,311)	-	(177,094)	-
Gain on settlement of debt	-	7,217	-	7,217
Gain on change in fair value of derivative liability	-	-	327,166	-
Miscellaneous revenue	-	15,000	-	15,000
TOTAL OTHER INCOME (EXPENSE)	(116,924)	(139,898)	36,890	(292,961)
NET LOSS	$(391,435)	$(342,379)	$(652,791)	$(777,321)
Loss per share – basic and diluted	$(0.004)	$(0.003)	$(0.006)	$(0.008)
Weighted average number of common shares outstanding – basic and diluted	108,348,304	100,991,028	108,033,606	100,391,218

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the six months ended October 31, 2019 and 2018

	Common shares	Capital	Returnable shares	Shares to be issued	Retained deficit	Accumulated Other Comprehensive loss	Total Stockholders’ Deficit	Non- controlling interest	Total
Balance at April 30, 2018	99,698,583	$22,956,578	$-	$-	$(24,063,399)	$(358,675)	$(1,465,496)	$54,783	$(1,410,713)
Net loss			-	-	(434,942)		(434,942)		(434,942)
Shares issued for debt conversion	129,672	12,963	-	-			12,963		12,963
Beneficial conversion feature		5,850	-	-			5,850		5,850
Balance at July 31, 2018	99,828,255	$22,975,391	$-	$-	$(24,498,341)	$(358,675)	$(1,881,625)	$54,783	$(1,826,842)
Net loss	-	-	-	-	(342,379)	-	(342,379)	-	(342,379)
Shares issued for debt conversion	737,189	63,275	-	-	-	-	63,275	-	63,275
Shares issued for debt conversion, related parties	1,200,000	120,000	-	-	-	-	120,000	-	120,000
Balance at October 31, 2018	101,765,444	$23,158,666	$-	$-	$(24,840,720)	$(358,675)	$(2,040,729)	$54,783	$(1,985,946)

Balance at April 30, 2019	108,911,309	$24,091,017	$(114,000)	$19,117	$(26,323,395)	$(362,775)	$(2,690,036)	54,783	$(2,635,253)
Net loss	-	-	-	-	(261,356)	-	(261,356)	-	(261,356)
Share based compensation	-	48,084	-	-	-	-	48,084	-	48,084
Shares issued for common shares and warrants	-	-	-	20,000	-	-	20,000	-	20,000
Shares issued for debt conversion	156,432	24,566	-	-	-	-	24,566	-	24,566
Beneficial conversion feature	-	30,000	-	-	-	-	30,000	-	30,000
Shares to be issued	251,167	19,117	-	(8,737)	-	-	10,380	-	10,380
Returnable shares cancelled	(2,000,000)	(114,000)	114,000	-	-	-	-	-	-
Balance at July 31, 2019	107,318,908	$24,098,784	$-	$30,380	$(26,584,751)	$(362,775)	$(2,818,362)	54,783	$(2,763,579)
Net loss	-	-	-	-	(391,435)	-	(391,435)	-	(391,435)
Share based compensation	-	149,877	-	-	-	-	149,877	-	149,877
Shares issued for common shares and warrants	2,400,000	120,000		264,830	-	-	384,830	-	384,830
Shares issued for debt conversion	550,000	63,000	-	(30,380)	-	-	32,620	-	32,620
Shares issued for accrued liabilities	300,000	19,740	-	-	-	-	19,740	-	19,740
Beneficial conversion feature	-	85,934	-	-	-	-	85,934	-	85,934
Balance at October 31, 2019	110,568,908	$24,537,335	$-	$264,830	$(26,976,186)	$(362,775)	$(2,536,796)	$54,783	$(2,482,013)

The accompanying notes are an integral part of these consolidated financial statements.

REGI U.S., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended
	October 31, 2019	October 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(652,791)	$(777,321)
Adjustments to reconcile net loss to cash used by operating activities
Amortization of debt discount and promissory note fees	177,094	225,199
Change in fair value of derivative liability	(327,166)
Gain recognized on donated equipment	-	(15,000)
Depreciation	5,003	3,103
Share based compensation	197,961
Convertible promissory notes issued for services		16,357
Convertible promissory notes, related party issued for services	75,000	79,332
Changes in operating assets and liabilities:
Prepaid expenses	(7,857)	7,776
Accounts receivable and other current assets	3,750	-
Accounts payable, accrued interest and other accrued liabilities	162,938	287,171
Accrued interest	89,601	-
Deferred revenue	(2,500)	-
Due to related parties	-	(11,539)
Net cash used by operating activities	(278,968)	(184,922)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) from promissory note, related party	225,370	(492)
Proceeds from subscription of common stock	260,000	-
Proceeds from sales of common stock and warrants	120,000	-
Proceeds from issuance of convertible promissory notes	-	90,000
Repayment of convertible promissory notes	(220,000)	-
Proceeds from issuance of convertible promissory notes, related party	200,000	-
Net cash provided by financing activities	585,370	89,508
Net increase (decrease) in cash and cash equivalents	306,402	(95,414)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,044	111,823
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$325,446	$16,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$360	$-
Taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Shares issued for conversion of promissory notes	$87,566	$170,491
Shares issued (returned) from security deposit	(114,000)	-
Discount on promissory notes for beneficial conversion features	115,934	5,850
Purchase of equipment with note payable	88,140	-
Accounts payable and accrued liabilities settled with convertible notes	63,500	25,746
Shares issued for accrued liabilities	19,740	-
Shares to be issued settled with common shares	19,117	-
Convertible notes settled with shares to be issued	$4,830	$-

The accompanying notes are an integral part of these consolidated financial statements.

REGI, U.S., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2019

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

The Company entered into a Mutual Accord and Purchase Agreement on March 7, 2018, to sell all its interest in Minewest Silver & Gold Inc. (“Minewest”), a British Columbia company, in exchange for settlement of its outstanding debt of $7,217 to Minewest. The Company completed the final transfer of mining rights and Claim titles to Minewest on August 13, 2018.

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

REGI, U.S., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2019

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

The Company receives payments from customers based on the terms established in the Company’s contracts. When amounts are billed before a performance obligation has been satisfied, they are included in deferred revenue.

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

During the six months ended October 31, 2019, revenue was earned from contract with two customers. As of October 31, 2019, the Company had a deferred revenue balance of $22,500 from these customers related to deliverables in progress at that date.

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

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

For reporting purposes assets and liabilities with Canadian dollar as functional currency are translated into US dollar at the period end rates of exchange, and the results of the operations are translated at average rates of exchange for the period. The resulting translation adjustments are included the Company’s consolidated statements of operations and comprehensive loss and stated in US dollars.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three and six months ended October 31, 2019.

New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 aligns accounting for share-based payment transactions for acquiring goods and services from nonemployees with transaction with employees. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has elected early adoption of ASC 2018-07 for non-employee stock-based compensation.

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

3) GOING CONCERN

The Company incurred a net loss of $652,791 for the six months ended October 31, 2019 and has a working capital deficit of $1,533,851 and an accumulated deficit of $26,976,186 at October 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of October 31, 2019 and for the six months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

REGI, U.S., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2019

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

The outstanding securities at October 31, 2019 and April 30, 2019 that could have a dilutive effect are as follows:

	October 31, 2019	April 30, 2019
Stock options	10,225,000	8,200,000
Warrants	7,742,860	-
Convertible notes and accrued interest, non-related parties	14,326,238	19,520,948
Convertible notes and accrued interest, related parties	12,678,325	5,881,314
TOTAL POSSIBLE DILUTIVE SHARES	44,972,423	33,602,262

For the three and six months ended October 31, 2019 and 2018, respectively, the effect of the Company’s outstanding stock options would have been anti-dilutive and so are excluded in the diluted EPS.

5) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents and conversion notes approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible notes is net of a discount and does not reflect fair value of similar instruments. The approximate fair value of the convertible notes and accrued interest based upon the number of shares into which the notes and accrued interest are convertible is $1,998,338 and $1,978,836 using the closing price per share of stock at October 31 and April 30, 2019, respectively.

The table below sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2019 and April 30, 2019, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	October 31, 2019		April 30, 2019	Input Hierarchy Level
Liabilities:
Conversion option derivative	$	Nil	$306,696	Level 3

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

6) PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2019 and April 30, 2019 consists of the following:

	October 31, 2019	April 30, 2019
Equipment	$110,180	$22,040
Furniture and fixtures	14,213	14,213
	124,393	36,253
Less accumulated depreciation	(20,288)	(15,285)
TOTAL PROPERTY AND EQUIPMENT	$104,105	$20,968

Depreciation expense totaled $2,364 and $1,552 for the three months ended October 31, 2019 and 2018, respectively. Depreciation expense was $5,003 and $3,103 for the six months ended October 31, 2019 and 2018, respectively.

7) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2019 consist of the following:

	Related party	Non-related party	Total
Accounts payable	$96,721	$46,029	$142,750
Interest payable	33,641	168,726	202,367
Other accrued liabilities	287,425	136,912	424,337
	$417,787	$351,667	$769,454

Accounts payable and accrued liabilities at October 31, 2019 consist of the following:

	Related party	Non-related party	Total
Accounts payable	$111,293	$17,007	$128,300
Interest payable	84,276	146,272	230,548
Other accrued liabilities	358,348	171,637	529,985
	$553,917	$334,916	$888,833

Related parties are the officers of the Company, companies with common directors or owners, and companies indirectly controlled by directors or officers of the Company. Amounts owed to directors or officers of the Company as of October 31, 2019 and April 30, 2019 are the result of consulting fees that are disclosed as director or executive compensation above, including amounts paid for benefit of the Company and represents out-of-pocket expenses that were not paid as of October 31, 2019 and April 30, 2019 respectively.

The Company does not have written agreements relating to related party advances, except as delineated in several on-demand promissory and convertible promissory notes, related parties (Note 9 and Note 11). The balances are non-interest bearing, unsecured and due on demand per verbal agreements with these related parties.

During the three months ended October 31, 2019, the Company recognized $Nil of management fees and salaries and $Nil of payroll tax expense for related parties. During the three months ended October 31, 2018, the Company recognized $57,719 of management fees and salaries and $9,563 of payroll tax expense for related parties.

During the six months ended October 31, 2019, the Company recognized $93,750 of management fees and salaries, $7,172 of payroll tax expense and $19,740 of directors fees for related parties. During the six months ended October 31, 2018, the Company recognized $125,057 of management fees and salaries and $20,719 of payroll tax expense for related parties.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

The amounts owed to related parties include accrued payroll and payroll taxes which, as of October 31, 2019 and April 30, 2019, were $358,348 and $287,425, respectively.

8) DUE TO RELATED PARTIES

Related parties are the officers of the Company, companies with common directors or owners, and include companies indirectly controlled by directors or officers of the Company.

During the three months ended October 31, 2019, changes to the amounts owed to/by related parties are as follows:

	April 30, 2019	(Repayment)/Loan	October 31, 2019
Due to Minewest	$-	$-	$-
Due from Linux Gold Corp.	(191)	-	(191)
Due to IAS Energy, Inc.	7,431	-	7,431
Due to Information Highway, Inc.	18,792	-	18,792
Due to Teryl Resources Corp.	27,067	-	27,067
Total	$53,099	$-	$53,099

9) SECURED CONVERTIBLE PROMISSORY NOTES

THREE AND SIX MONTHS ENDED OCTOBER 31, 2018

As of October 31, 2018, REGI had outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $257,007 (net of unamortized discount of $34,903) issued to related parties and $1,117,770, (net of unamortized discount of $321,943) issued to non-related parties.

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

THREE AND SIX MONTHS ENDED OCTOBER 31, 2019

Non-related parties

On November 30, 2018, the Company issued a Convertible Note to Labrys Fund LP (the “Labrys Note”) in the amount of $220,000, of which $198,000 of the actual amount was received in cash proceeds by the company and the remaining $22,000 was recognized as an Original Issuance Discount, to be amortized over the life of the note. The Labrys Note was due on May 30, 2019 and bore simple interest of 12% per annum.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

The Labrys Note allowed the holder to convert outstanding debt to shares of the Company’s common stock at a price other than a fixed conversion price per share. The conversion price of the Labrys Note is 60% of the lowest traded price of the Company’s common stock during the twenty consecutive trading day period immediately preceding any conversion notice. Management has determined that these provisions cause the conversion options to require derivative liability accounting.

In connection with Labrys Note, the Company also issued 2,000,000 shares of common stock (the “Returnable Shares”) to the holder as a commitment fee, provided however, the Returnable Shares must be returned to the Company’s treasury if the Note is fully repaid prior to 180 days after the issuance date.

During the six months ended October 31, 2019, the Company issued to related parties, two secured promissory notes in the amounts of $150,000 and $75,000, respectively. See Note 11 for further discussion. The Company used $220,000 of the proceeds from the notes to pay the outstanding balance of the Labrys Note. On June 5, 2019, Labrys returned 2,000,000 shares of common stock as the Labrys Note was repaid prior to 180 days of issuance.

Between August 1 and August 24, 2019, the Company issued new convertible notes to five holders whose notes had matured with an aggregate principal balance of $168,849 plus accrued interest of $33,780. The notes mature two years from the date of issuance and have a conversion price of $0.10 per share.

On August 31, 2019, a holder elected to convert a non-related party note with a balance of $500 plus accrued interest of $100 into 6,000 common shares pursuant to the terms of the agreement at a conversion price of $0.10 per share.

On September 20, 2019, a holder elected to convert a non-related party note with a balance of $30,000 plus accrued interest of $6,000 into 300,000 common shares pursuant to the terms of the agreement at a conversion price of $0.12 per share.

On September 20, 2019, a holder elected to convert a non-related party note with a balance of $10,000 plus accrued interest of $2,000 into 100,000 common shares pursuant to the terms of the agreement at a conversion price of $0.12 per share.

On October 14, 2019, a holder elected to convert two non-related party notes with an aggregate balance of $3,350 plus accrued interest of $670 into 40,200 common shares pursuant to the terms of the agreement at a conversion price of $0.10 per share.

On October 31, 2019, a holder elected to convert a non-related party note with a balance of $1,775 plus accrued interest of $355 into 21,300 common shares pursuant to the terms of the agreement at a conversion price of $0.10 per share.

On October 31, 2019, a holder elected to convert a non-related party note with a balance of $2,250 plus accrued interest of $450 into 27,000 common shares pursuant to the terms of the agreement at a conversion price of $0.10 per share.

The Company determined that the conversion option of several convertible notes issued to non-related parties were subject to a beneficial conversion feature and during the six months ended October 31, 2019 the company recorded a total beneficial conversion feature of $80,376. The Company recorded amortization of the beneficial conversion feature of $46,340 as interest expense for the three months ended October 31, 2019 and $125,294 as interest expense for the six months ended October 31, 2019.

Related parties

On May 10, 2019, the Company issued a convertible promissory note to a related party in consideration of $50,000. The convertible promissory note is secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The convertible promissory note is convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion price of $0.07 per share.

On May 15, 2019, the Company issued a convertible promissory note to a related party in consideration of $50,000. The convertible promissory note is secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The convertible promissory note is convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion price of $0.07 per share.

On May 24, 2019, the Company issued a new convertible note to a related party of $36,000 in consideration of accrued interest of $6,000 and a former convertible note whose principal balance of $30,000 matured on the same date. The new convertible promissory note is secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The convertible promissory note is convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion price of $0.07 per share.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

On May 30, 2019, the Company issued a convertible promissory note of $75,000 to a related party in consideration of consulting services provided. The convertible promissory note is secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The convertible promissory note is convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion price of $0.07 per share.

On May 31, June 30 and July 31, 2019, respectively, the Company issued three convertible promissory notes to a related party with an aggregate principal balance of $14,400 in consideration of matured convertible promissory notes with a principal balance of $12,000 and accrued interest of $2,400. The new convertible promissory notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due dates. The convertible promissory notes are convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.07 per share.

On August 1, 2019, the Company issued a convertible promissory note to a related party in consideration of cash proceeds of $50,000. The convertible promissory note is secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The convertible promissory note is convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.05 per share.

On September 15, 2019, the Company issued a convertible promissory note to a related party in consideration of cash proceeds of $50,000. The convertible promissory note is secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The convertible promissory note is convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.05 per share.

On September 15, 2019, the Company issued a convertible promissory note to a related party with principal balances of $50,000 in consideration of accrued liabilities of $30,000 and reimbursable accounts payable of $20,000. The new convertible promissory note is secured against all assets of the Company, repayable two years after issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due dates. The convertible promissory notes are convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.05 per share.

On August 31, September 30 and October 31, 2019, respectively, the Company issued three convertible promissory notes to a related party with aggregate principal balances of $21,600 in consideration of matured convertible promissory notes with a principal balance of $18,000 and accrued interest of $3,600. The new convertible promissory notes are secured against all assets of the Company, repayable two years after issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due dates. The convertible promissory notes are convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.05 per share.

The Company determined that the conversion option of several convertible notes issued to related parties were subject to a beneficial conversion feature and during the six months ended October 31, 2019 the company recorded a total beneficial conversion feature of $35,558. The Company recorded amortization of the beneficial conversion feature of $14,970 as interest expense, related parties for the three months ended October 31, 2019 and $31,330 as interest expense, related parties for the six months ended October 31, 2019.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

At October 31, 2019, balances on the secured convertible promissory notes are as follows:

	Principal balance	Unamortized discount of beneficial conversion feature	Net
Related parties	$782,083	$(35,619)	$746,464
Non-related parties	962,982	(89,328)	873,654
	1,745,065	(124,947)	1,620,118
Less current portion	(903,272)	25,600	(877,672)
Convertible promissory note-long term portion	$841,793	$(99,347)	$742,446

CONVERSION EQUIVALENTS

The aggregate principal and accrued interest balance due to convertible note holders is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a weighted average conversion price.

As of October 31, 2019, the aggregate principal and accrued interest balance is convertible to common shares of the Company’s stock as follows:

	Principal	Interest	Total	Average conversion price	Conversion equivalents
Related parties	$782,083	$73,075	$855,158	$0.0675	12,678,325
Non-related parties	962,982	146,272	1,109,254	0.0774	14,326,238
	$1,745,065	$219,347	$1,964,412	$0.0727	27,004,563

10) DERIVATIVE LIABILITY

On April 18, 2018 and November 30, 2018, respectively, the Company issued two convertible notes (The Labrys Note and the First Fire Note) which contained provisions allowing holders of the notes to convert outstanding debt to shares of the Company’s common stock at a price other than a fixed conversion price per share (Note 9). Management has determined that these provisions cause the conversion options to require derivative liability accounting.

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

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

Below is the detail of change in conversion option liability balance for the six months ended October 31, 2019 and year ended April 30, 2019, respectively:

	For the six months ended	For the year ended
	October 31, 2019	April 30, 2019
Beginning balance	$306,696	$-
Initial loss on fair value of derivative liability	-	457,986
Initial fair value of derivative discount	-	(345,000)
Amortization of derivative discount	20,470	310,090
Revaluation of conversion option liability resulting from extinguishment of convertible debt	(327,166)	(91,677)
Net change in fair value of conversion option liability	-	(24,703)
Ending balance	$-	$306,696

11) OTHER NOTES PAYABLE

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

On May 30, 2019, the Company issued to related parties, two secured promissory notes in the amounts of $150,000 and $75,000, respectively. The notes bear interest at ten percent (10%) per annum and are due and payable on May 30, 2021. The notes are secured by a General Security Agreement dated May 30, 2019. The Company used $220,000 of the proceeds from the notes to pay the balance of the Labrys note (Note 9).

On September 19, 2019, the Company executed an Equipment Finance Agreement with U.S. Bank Equipment Finance in the amount of $88,140 for purchase of a milling center. The note which bears interest at 4.47% per annum is secured by the equipment and is payable in sixty (60) monthly installments of $1,642 commencing on November 25, 2019.

At October 31, 2019, balances on the other notes payable are as follows:

	Related party	Non-related party	Current Portion	Total
Promissory note – September 25, 2018	$16,339	$-	$(3,566)	$12,773
Demand note – April 23, 2019	15,000	-	(15,000)	-
Demand note – May 30, 2019	10,000	-	(10,000)	-
Promissory note – May 30, 2019	150,000	-	-	150,000
Promissory note – May 30, 2019	75,000	-	-	75,000
Equipment Finance Agreement – September 19, 2019	-	88,140	(16,092)	72,048
TOTAL NOTES PAYABLE	$266,339	$88,140	(44,658)	$309,821

At October 31, 2019, principal payments on the other notes payable are due as follows:

	Related party	Non-related party	Total
Year ending October 31, 2020	$28,566	$16,092	$44,658
Year ending October 31, 2021	229,024	16,826	245,849
Year ending October 31, 2022	4,534	17,593	22,127
Year ending October 31, 2023	4,215	18,395	22,610
Year ending October 31, 2024	-	19,234	19,234
TOTAL NOTES PAYABLE	$266,339	$88,140	$354,479

12) STOCKHOLDERS’ EQUITY

Issuance of common stock on exercise of convertible of notes, related parties

During the three and six months ended October 31, 2018, convertible promissory notes, related parties of $100,000 and accrued interest of $20,000 were converted to 1,200,000 shares of the Company’s common stock at $0.10 per share.

During the three months ended October 31, 2019, there were no shares of common stock issued for conversion of related party convertible promissory notes.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

Issuance of common stock on exercise of convertible notes, non-related parties

For the six months ended October 31, 2018, convertible promissory notes, non-related party of $70,491 and accrued interest of $24,831 were converted to 866,811 shares of the Company’s common stock at $0.08 to $0.10 per share.

Between April 15 and April 30, 2019, several holders elected to convert certain convertible notes with balance of $5,117 including accrued interest (Note 9) into 51,167 shares of the Company’s common stock at the conversion price of $0.10 per share as per terms of the agreements.

Common shares issued for common stock and warrants

The Company received proceeds of $14,000 pursuant to the terms of a Private Placement a price of $0.07 per unit for 200,000 shares of its Common Stock and warrants to purchase an additional 200,000 shares of its common stock to an investor pursuant to a private placement of its securities. The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.07. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the offering entitle the holder thereof to purchase shares of common stock for the price of $0.15 per share. The term of each warrant is for eighteen months commencing with its subscription date of June 1, 2019.

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

Common Shares Issued In Lieu of Cash for Services

On September 6, 2019, the Company issued 300,000 shares of its common stock in lieu of cash for services to three members of the board of directors with a fair value of $19,740 which was included the “accrued liabilities” as of April 30, 2019.

During the three months ended October 31, 2019 and 2018, respectively, there were no other shares of common stock issued for services.

Common shares issued for exercise of options

During the three and six months ended October 31, 2019 and 2018, respectively, there were no shares of common stock issued for exercise of options.

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

13) SHARES TO BE ISSUED

Between May 7 and June 5, 2019, the Company issued 251,167 shares of its common stock for Shares to Be Issued with a balance of $19,117 in consideration of the proceeds from a private placement and conversion of promissory notes prior to April 30, 2019.

On October 15, 2019, the Company received from an investor proceeds of $10,000 pursuant to the terms of a Private Placement for sale of units for 142,860 shares of its Common Stock and warrants to purchase an additional 142,860 shares of its common stock. The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.07. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the offering entitle the holder thereof to purchase shares of common stock for the price of $0.15 per share. The term of each warrant is for eighteen months commencing with its issuance date of October 15, 2019.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

On October 31, 2019, the Company received from an investor proceeds of $250,000 pursuant to the terms of a Private Placement for sales of units for 5,000,000 shares of its Common Stock and warrants to purchase an additional 5,000,000 shares of its common stock. The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.05. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the offering entitle the holder thereof to purchase shares of common stock for the price of $0.10 per share. The term of each warrant is for eighteen months commencing with its subscription date of September 30, 2019.

On October 31, 2019, as per Note 10, a holder elected to convert a non-related party note with a balance of $2,130 including accrued interest of $355 into 21,300 common shares pursuant to the terms of the agreement at a conversion price of $0.10 per share.

On October 31, 2019, as per Note 10, a holder elected to convert a non-related party note with a balance of $2,700 including accrued interest of $450 into 27,000 common shares pursuant to the terms of the agreement at a conversion price of $0.10 per share.

As of October 31, 2019 and April 30, 2019, the balance of Shares to be Issued was $264,830 and $19,117, respectively.

14) STOCK OPTIONS

On August 12, 2016, the Company approved the 2016 Stock Option Plan to issue up to 5,000,000 shares to certain key directors and employees. Pursuant to the Plan, the Company has granted stock options to certain directors, consultants and employees. This Stock Option Plan was amended to issue up to 15,000,000 shares. All options granted by the Company under the 2016 Plan vested immediately.

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

The options vest upon grant, and are exercisable at the following prices:

Options	Exercise price
50,000	$0.10
50,000	0.20
25,000	0.35
25,000	0.50
50,000	0.75
50,000	1.00
125,000	1.25
125,000	1.50
500,000	$0.94

The expiration date of the options is June 6, 2024. The fair value of the options is $48,084 and is recognized as stock-based compensation for the six months ended October 31, 2019. These costs are classified as management and administrative expense.

On October 1, 2019, REGI granted an aggregate of 625,000 common stock options to directors, employees and consultants. The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and assumptions:

Options issued	625,000
Exercise price (Weighted average)	$0.15
Stock price	$0.07
Expected volatility	217.79%
Expected term (years)	5 years
Risk free rate	1.51%
Fair value of options issued	$61,429

The options vest upon grant, and are exercisable at the following prices:

Options	Exercise price
325,000	$0.10
300,000	0.20
625,000	$0.15

The expiration date of the options is October 1, 2024. The fair value of the options is $61,429 and is recognized as stock-based compensation for the three and six months ended October 31, 2019. These costs are classified as management and administrative expense.

On October 2, 2019, REGI granted an aggregate of 900,000 common stock options to directors. The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and assumptions:

Options issued	900,000
Exercise price (Weighted average)	$0.15
Stock price	$0.08
Expected volatility	217.85%
Expected term (years)	5 years
Risk free rate	1.43%
Fair value of options issued	$88,448

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

The options vest upon grant, and are exercisable at the following prices:

Options	Exercise price
450,000	$0.10
450,000	0.20
900,000	$0.15

The expiration date of the options is October 2, 2024. The fair value of the options is $88,448 and is recognized as stock-based compensation for the three and six months ended October 31, 2019. These costs are classified as management and administrative expense.

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plans:

	For the three months ended October 31,
	2019		2018
	Options	Price (a)	Options	Price (a)
Beginning balance	8,700,000	$0.52	9,355,000	$0.52
Issued	1,525,000	0.15	-	-
Exercised	-	-	-	-
Expired			-	-
Ending balance	10,225,000	$0.51	9,355,000	$0.52
Exercisable at end of period	10,225,000	$0.51	9,163,750	$0.53

	For the six months ended October 31,
	2019		2018
	Options	Price (a)	Options	Price (a)
Beginning balance	8,200,000	$0.52	9,355,000	$0.52
Issued	2,025,000	0.15	-	-
Exercised	-	-	-	-
Expired			-	-
Ending balance	10,225,000	$0.51	9,355,000	$0.52
Exercisable at end of period	10,225,000	$0.51	9,163,750	$0.53

(a) Weighted average exercise price.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2019

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of October 31, 2019:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
August 12, 2016	3,700,000	$0.52	1.72
January 1, 2017	2,800,000	0.14	2.17
March 1, 2017	1,200,000	0.58	3.33
April 30, 2018	500,000	3.00	3.50
June 6, 2019	500,000	0.94	4.60
October 1, 2019	625,000	0.15	4.92
October 2, 2019	900,000	0.15	4.93
Total options	10,225,000	$0.51	2.74

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of October 31, 2019 and October 31, 2018, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The intrinsic value of exercisable options at October 31, 2019 and April 30, 2019, was $Nil and $Nil, respectively.

15) WARRANTS

The following is a summary of activity for warrants to purchase shares of the Company’s stock through October 31, 2019:

	Warrants	Weighted average exercise price
Balance outstanding at April 30, 2019	-	$-
Issued	7,742,860	0.10
Expired	-	-
Balance outstanding at October 31, 2019	7,742,860	$0.10

The Company occasionally offers to investors the sale of “units” of the Company’s securities at the specified price per unit. The units consisting of one share of common stock and one warrant to purchase an additional share of common stock. The Company does not allocate a portion of the purchase price between the shares and warrants when the “units” are purchased and records the net proceeds of the offering to its “Capital” account.

The composition of the Company’s warrants outstanding at October 31, 2019 is as follows:

Issue date	Expiration date	Warrants	Price	Remaining Term
May 1, 2019	November 1, 2020	200,000	$0.15	1.01
June 1, 2019	March 30, 2020	2,000,000	0.10	1.41
July 10, 2019	January 10, 2021	400,000	0.10	1.20
September 30, 2019	March 31, 2021	5,000,000	0.10	1.42
October 15, 2019	April 15, 2021	142,860	0.15	1.46
Total warrants		7,742,860	$0.10	1.39

16) SUBSEQUENT EVENT

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and determined that no material subsequent events exist other than the following.

Between November 15 and November 27, 2019, the Company issued 5,191,160 shares of its common stock for Shares to Be Issued with a balance of $264,830 in consideration of proceeds from private placements and conversion of promissory notes prior to October 31, 2019.

On November 25, 2019, the Company issued 78,533 shares of its common stock in lieu of cash payment for services. The value of the shares issued was $5,890, based on a price of $0.075 per share which approximates the fair value on the date of issuance.

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

Going Concern

We incurred net losses of $652,791 for the six months ended October 31, 2019 and had a working capital deficit of $1,533,851 and an accumulated deficit of $26,976,186 at October 31, 2019. Further losses are expected until we enter into licensing agreements of our technologies. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Our early engineering and development work have not yet produced revenues and we have a working capital deficit. We have incurred net losses to October 31, 2019 totaling $26,976,186 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. At October 31, 2019, the Company had working capital deficiency of $1,533,851. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional funds or develop a market for our products.

RESULTS OF OPERATIONS

	For the three months ended October 31,
	2019	2018	$ Change	% Change
Revenue	$-	$40,000	$(40,000)	(100.00)%

Accounting and legal	17,654	25,233	(7,579)	(30.0)%
Consulting and management	1,253	69,623	(68,370)	(98.2)%
Stockholder relations	11,479	16,733	(5,254)	(31.4)%
Depreciation and amortization	2,364	1,552	812	52.3%
Stock-based compensation	149,877	-	149,877	N/A
General and administrative expenses	29,793	8,290	21,503	259.4%
Research and development	62,091	121,050	(58,959)	(48.7)%
Other expense (income)	116,924	139,898	(22,974)	(16.4)%
NET LOSS	$(391,435)	$(342,379)	$49,056	(14.3)%

	For the six months ended October 31
	2019	2018	$ Change	% Change
Revenue	$25,000	$40,000	$(15,000)	(37.50)%

Accounting and legal	47,854	45,954	1,900	4.1%
Consulting and management	163,274	166,537	(3,263)	(2.0)%
Stockholder relations	55,206	37,343	17,863	47.8%
Depreciation and amortization	5,003	3,103	1,900	61.2%
Stock-based compensation	197,961	-	197,961	N/A
General and administrative expenses	53,674	30,015	23,659	78.8%
Research and development	191,709	241,408	(49,699)	(20.6)%
Other expense (income)	(36,890)	292,961	(329,851)	(112.6)%
NET LOSS	$(652,791)	$(777,321)	$(124,530)	16.0%

Management continues to focus its research and development efforts and administrative support with the increased success in financing the required expenditures.

Consulting and management expense for the three months ended October 31, 2019 of $1,253 decreased $68,370 as management suspended salary accrual. Similarly, research and development expense for the three months ended October 31, 2019 of $62,091 decreased $58,959 from the three months ended October 31, 2018 of $121,050.

For the six months ended October 31, 2019, research and development expense of $191,709 decreased $49,699 from the six months ended October 31, 2018, primarily as a result of reduction of management salary accruals during the period.

The Company’s basic and diluted loss per share was $0.004 for the three months ended October 31, 2019 and $0.003 for the three months ended October 31, 2018. For the six months ended October 31, 2019 and 2018, the basic and diluted loss per share was $0.006 and $0.008, respectively.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	October 31, 2019	April 30, 2019
Current assets	$352,911	$42,402
Current liabilities	1,886,762	2,266,862
Working capital deficit	$1,533,851	$2,224,460

	For the six months ended
CASH FLOWS	October 31, 2019	October 31, 2018
Cash flow used by operating activities	$(278,968)	$(184,922)
Cash flow used by investing activities	-	-
Cash flow provided by financing activities	585,370	89,508
Net increase (decrease) in cash during period	$306,402	$(95,414)

During the six months ended October 31, 2019, the Company issued promissory notes to related parties for cash proceeds of $225,370 and received cash proceeds from convertible promissory notes promissory notes in the amount of $200,000. The Company repaid debt in the amount of $220,000 and received cash proceeds from the sale of common stock in the amount of $380,000.

The note balances owed to related parties are generally interest bearing, unsecured and repayable on demand. Our related parties have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance or pay expenses on behalf of the Company if further funds are needed.

As of October 31, 2019, the Company had a working capital deficit of $1,533,851.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

On May 10, 2019, the Company issued a convertible promissory note to a related party in consideration of $50,000. The convertible promissory note is secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The convertible promissory note is convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion price of $0.07 per share.

On May 15, 2019, the Company issued a convertible promissory note to a related party in consideration of $50,000. The convertible promissory note is secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The convertible promissory note is convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion price of $0.07 per share.

On May 24, 2019, the Company issued a new convertible note to a related party of $36,000 in consideration of accrued interest of $6,000 and a former convertible note whose principal balance of $30,000 matured on the same date. The new convertible promissory note is secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The convertible promissory note is convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion price of $0.07 per share.

On May 30, 2019, the Company issued a convertible promissory note of $75,000 to a related party in consideration of consulting services provided. The convertible promissory note is secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due date. The convertible promissory note is convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion price of $0.07 per share.

On May 31, June 30 and July 31, 2019, respectively, the Company issued three convertible promissory notes to a related party with an aggregate principal balance of $14,400 in consideration of matured convertible promissory notes with a principal balance of $12,000 and accrued interest of $2,400. The new convertible promissory notes are secured against all assets of the Company, repayable two years after the issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due dates. The convertible promissory notes are convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.07 per share.

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

On August 31, September 30 and October 31, 2019, respectively, the Company issued three convertible promissory notes to a related party with aggregate principal balances of $21,600 in consideration of matured convertible promissory notes with a principal balance of $18,000 and accrued interest of $3,600. The new convertible promissory notes are secured against all assets of the Company, repayable two years after issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due dates. The convertible promissory notes are convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.05 per share.

On September 6, 2019, the Company issued 300,000 shares of its common stock in lieu of cash for services to three members of the board of directors with a fair value of $19,740.

On September 15, 2019, the Company issued a convertible promissory note to a related party with principal balances of $50,00 in consideration of accrued liabilities of $30,000 and reimbursable accounts payable of $20,000. The new convertible promissory note is secured against all assets of the Company, repayable two years after issuance, bearing simple interest rate of 10% during the term of the notes and simple interest rate of 20% after the due dates. The convertible promissory notes are convertible at any time after the original issuance date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.05 per share.

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

On October 15, 2019, the Company received from an investor proceeds of $10,000 pursuant to the terms of a Private Placement for sale of units for 142,860 shares of its Common Stock and warrants to purchase an additional 142,860 shares of its common stock. The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.07. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the offering entitle the holder thereof to purchase shares of common stock for the price of $0.15 per share. The term of each warrant is for eighteen months commencing with its issuance date of October 15, 2019.

On October 31, 2019, the Company received from an investor proceeds of $250,000 pursuant to the terms of a Private Placement for sales of units for 5,000,000 shares of its Common Stock and warrants to purchase an additional 5,000,000 shares of its common stock. The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.05. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the offering entitle the holder thereof to purchase shares of common stock for the price of $0.10 per share. The term of each warrant is for eighteen months commencing with its subscription date of September 30, 2019.

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

REGI, U.S., INC.

Date:	December 16, 2019	By:	/s/ PAUL W. CHUTE
Paul W. Chute
Chief Executive Officer
(Principal Executive Officer)

Date:	December 16, 2019	By:	/s/ PAUL W. CHUTE
Paul W. Chute
Chief Financial Officer
(Principal Financial Officer)