Form 10-Q
period 2020-01-31
REGI U S INC
filed 2020-04-24
CIK 922330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2020

[  ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

REGI, U.S., INC.

(Exact name of small business issuer as specified in its charter)

OREGON	91-1580146
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7520 N Market St., #10, Spokane, WA (Address of principal executive office)	99217 (Postal Code)

(509) 474-1040 (Issuer’s telephone number)

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock,	RGUS	OTCQB

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

As of April 20, 2020, there were 121,393,082 shares of registrant’s common stock, no par value, issued and outstanding.

NOTE 1 - Contents

PART I - FINANCIAL INFORMATION

REGI U.S., INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2020 (Unaudited)	April 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,935	$19,044
Accounts receivable	32,021	10,000
Prepaid expenses	8,056	8,683
Inventory	6,604	-
Other receivables, net of allowance for uncollectible accounts	4,675	4,675
TOTAL CURRENT ASSETS	154,291	42,402
FURNITURE AND EQUIPMENT, NET	116,048	20,968
DEPOSIT	2,000	-
TOTAL ASSETS	$272,339	$63,370
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$756,426	$769,454
Due to related parties	53,099	53,099
Deferred revenue	25,000	25,000
Derivative liability, net of unamortized discount of $Nil and $20,470, respectively	-	306,696
Convertible promissory notes, current portion - net of unamortized discount of $2,062 and $160,065, respectively	569,421	1,087,613
Other notes payable, current portion	46,960	25,000
TOTAL CURRENT LIABILITIES	1,450,906	2,266,862
LONG-TERM LIABILITIES:
Convertible promissory notes – long term portion, net of unamortized discount of $144,081 and $5,570, respectively	969,034	415,792
Other notes payable, long term portion	315,950	15,969
TOTAL LONG-TERM LIABILITIES	1,284,984	431,761
TOTAL LIABILITIES	2,735,890	2,698,623
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, no par value; unlimited shares authorized; 118,358,476 and 108,911,309 shares issued and outstanding, respectively	25,164,119	24,091,017
Returnable shares issued Nil and 2,000,000 shares, respectively	-	(114,000)
Shares to be issued	-	19,117
Accumulated deficit	(27,319,678)	(26,323,395)
Accumulated other comprehensive loss	(362,775)	(362,775)
TOTAL REGI US, Inc. stockholders’ deficit	(2,518,334)	(2,690,036)
Non-controlling interest	54,783	54,783
TOTAL STOCKHOLDERS’ DEFICIT	(2,463,551)	(2,635,253)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$272,339	$63,370

The accompanying notes are an integral part of these consolidated financial statements

REGI U.S., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
REVENUE	$37,750	$35,000	$62,750	$75,000
COST OF REVENUE	18,188	-	18,188	-
GROSS MARGIN	19,562	35,000	44,562	75,000

OPERATING EXPENSE
Accounting and legal	25,126	30,831	72,980	76,785
Compensation and consulting	232,059	72,296	395,333	238,833
Stockholder relations	(357)	13,124	54,849	50,467
Depreciation and amortization	7,058	946	12,061	4,049
Stock-based compensation	19,740	-	217,701	-
General and administrative expenses	9,692	19,608	63,366	49,623
Research and development	(115,675)	124,301	76,034	365,709
TOTAL OPERATING EXPENSES	177,643	261,106	892,324	785,466
LOSS FROM OPERATIONS	(158,081)	(226,106)	(847,762)	(710,466)
OTHER INCOME (EXPENSE)
Interest and financing expense	(33,127)	(237,081)	(96,324)	(552,258)
Interest expense, related party	(28,331)	-	(78,316)	-
Amortization of derivative and debt discount	(48,540)	-	(225,634)	-
Loss on issuance of note	-	(156,870)	-	(156,870)
Loss on extinguishment of debt	(75,413)	-	(75,413)	-
Loss on settlement of debt	-	(57,605)	-	(50,388)
Loss on change in fair value of derivative liability	-	(311,071)	327,166	(311,071)
Miscellaneous revenue	-	-	-	15,000
TOTAL OTHER INCOME (EXPENSE)	(185,411)	(762,627)	(148,521)	(1,055,587)
NET LOSS	$(343,492)	$(988,733)	$(996,283)	$(1,766,053)
Loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	111,705,233	103,289,817	108,033,606	101,865,541

The accompanying notes are an integral part of these consolidated financial statements

REGI U.S., INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the nine months ended January 31, 2020 and 2019

	Common shares	Capital	Returnable shares	Shares to be issued	Retained deficit	Accumulated Other Comprehensive loss	Total Stockholders’ Deficit	Non-controlling interest	Total
Balance at April 30, 2018	99,698,583	$22,956,578	$-	$-	$(24,063,399)	$(358,675)	$(1,465,496)	$54,783	$(1,410,713)
Net loss			-	-	(434,942)		(434,942)		(434,942)
Shares issued for debt conversion	129,672	12,963	-	-			12,963		12,963
Beneficial conversion feature		5,850	-	-			5,850		5,850
Balance at July 31, 2018	99,828,255	$22,975,391	$-	$-	$(24,498,341)	$(358,675)	$(1,881,625)	$54,783	$(1,826,842)
Net loss	-	-	-	-	(342,379)	-	(342,379)	-	(342,379)
Shares issued for debt conversion	737,189	63,275	-	-	-	-	63,275	-	63,275
Shares issued for debt conversion, related parties	1,200,000	120,000	-	-	-	-	120,000	-	120,000
Balance at October 31, 2018	101,765,444	$23,158,666	$-	$-	$(24,840,720)	$(358,675)	$(2,040,729)	$54,783	$(1,985,946)
Net loss	-	-	-	-	(988,733)	-	(988,733)	-	(988,733)
Shares issued for debt conversion	1,937,596	175,593	-	-	-	-	175,593	-	175,593
Returnable shares issued	2,000,000	114,000	(114,000)	-	-		-		-
Shares issued for service	40,000	2,000	-	-	-	-	2,000	-	2,000
Balance at January 31, 2019	105,743,040	$23,450,259	$(114,000)	$-	$(25,829,452)	$(358,675)	$(2,851,868)	$54,783	$(2,797,085)

Balance at April 30, 2019	108,911,309	$24,091,017	$(114,000)	$19,117	$(26,323,395)	$(362,775)	$(2,690,036)	54,783	$(2,635,253)
Net loss	-	-	-	-	(261,356)	-	(261,356)	-	(261,356)
Share based compensation	-	48,084	-	-	-	-	48,084	-	48,084
Shares issued for common shares and warrants	-	-	-	20,000	-	-	20,000	-	20,000
Shares issued for debt conversion	156,432	24,566	-	-	-	-	24,566	-	24,566
Beneficial conversion feature	-	30,000	-	-	-	-	30,000	-	30,000
Shares to be issued	251,167	19,117	-	(8,737)	-	-	10,380	-	10,380
Returnable shares cancelled	(2,000,000)	(114,000)	114,000	-	-	-	-	-	-
Balance at July 31, 2019	107,318,908	$24,098,784	$-	$30,380	$(26,584,751)	$(362,775)	$(2,818,362)	54,783	$(2,763,579)
Net loss	-	-	-	-	(391,435)	-	(391,435)	-	(391,435)
Share based compensation	-	149,877	-	-	-	-	149,877	-	149,877
Shares issued for common shares and warrants	2,400,000	120,000		264,830	-	-	384,830	-	384,830
Shares issued for debt conversion	550,000	63,000	-	(30,380)	-	-	32,620	-	32,620
Shares issued for accrued liabilities	300,000	19,740	-	-	-	-	19,740	-	19,740
Beneficial conversion feature	-	85,934	-	-	-	-	85,934	-	85,934
Balance at October 31, 2019	110,568,908	$24,537,335	$-	$264,830	$(26,976,186)	$(362,775)	$(2,536,796)	$54,783	$(2,482,013)
Net loss	-	-	-	-	(343,492)	-	(343,492)	-	(343,492)
Shares issued for common shares and warrants	5,322,860	272,600		(260,000)	-	-	12,600	-	12,600
Shares issued for debt conversion	2,388,175	203,143	-	(4,830)	-	-	198,313	-	198,313
Shares issued for accrued liabilities	78,533	5,890	-	-	-	-	5,890	-	5,890
Extinguishment of debt		75,413	-	-	-	-	75,413	-	75,413
Beneficial conversion feature	-	69,738	-	-	-	-	69,738	-	69,738
Balance at January 31, 2020	118,358,476	$25,164,119	$-	$-	$(27,319,678)	$(362,775)	$(2,518,334)	$54,783	$(2,463,551)

The accompanying notes are an integral part of these consolidated financial statements

REGI U.S., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended
	January 31, 2020	January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(996,283)	$(1,766,053)
Adjustments to reconcile net loss to cash used by operating activities
Amortization of debt discount and promissory note fees	225,634	523,999
Loss on initial recording of derivative liability	-	131,871
Change in fair value of derivative liability	(327,166)	-
Gain recognized on donated equipment	-	(15,000)
Loss on extinguishment of convertible notes	75,413	-
Depreciation	12,061	4,049
Share based compensation and shares issued for service	197,961	2,000
Convertible promissory notes issued for services	300	16,357
Convertible promissory notes, related party issued for services	75,000	79,332
Changes in operating assets and liabilities:
Prepaid expenses	627	(244)
Accounts receivable and other current assets	(22,021)	-
Inventory	(6,604)	-
Deposit	(2,000)	-
Accounts payable, accrued interest and other accrued liabilities	209,510	325,636
Derivative liability	-	311,069
Accrued interest	54,059	-
Due to related parties	-	8,373
Net cash used by operating activities	(503,509)	(378,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(5,601)	-
Net cash used by investing activities	(5,601)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note, related party	225,000	-
Repayment of promissory note, related party	(479)	-
Repayment of equipment loans	(4,120)	-
Proceeds from sales of common stock and warrants	132,600	-
Proceeds from subscription of common stock	260,000	496,555
Proceeds from issuance of convertible promissory notes	-	-
Repayment of convertible promissory notes	(220,000)	(169,200)
Proceeds from issuance of convertible promissory notes, related party	200,000	-
Net cash provided by financing activities	593,001	327,355
Net increase (decrease) in cash and cash equivalents	83,891	(51,256)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,044	111,823
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,935	$60,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Shares issued for conversion of promissory notes	$285,879	$371,831
Shares issued (returned) from security deposit	(114,000)	114,000
Discount on promissory notes for beneficial conversion features	185,670	5,850
Purchase of equipment with note payable	101,540	-
Accounts payable and accrued liabilities settled with convertible notes	98,070	3,000
Shares issued for accrued liabilities	29,740	-
Shares to be issued settled with common shares	19,117	-
Convertible notes settled with shares to be issued	4,830	-
Shares issued for vendor payables	96,898
Reclassification of rent deposit	$2,000	$-

The accompanying notes are an integral part of these consolidated financial statements

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

1)	NATURE OF OPERATIONS

REGI U.S., Inc. (“we”, “our”, the “Company”, “REGI”) has been engaged in the business of developing and building improved axial vane-type rotary devices for civilian, commercial and government applications with the marketing and intellectual rights in the United States. Effective February 17, 2017 REGI purchased the worldwide marketing and intellectual rights, other than in the U.S., from Reg Technologies, Inc. (“Reg Tech”), a British Columbia company.

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

JANUARY 31, 2020

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

During the nine months ended January 31, 2020, revenue was earned from contract with two customers. As of January 31, 2020, the Company had a deferred revenue balance of $25,000 from these customers related to deliverables in progress at that date.

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

JANUARY 31, 2020

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

JANUARY 31, 2020

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

JANUARY 31, 2020

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three and nine months ended January 31, 2020. There is no impact to net income from the reclassification.

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

The Company incurred a net loss of $996,283 for the nine months ended January 31, 2020 and has a working capital deficit of $1,296,615 and an accumulated deficit of $27,319,678 on January 31, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of January 31, 2020 and for the three months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

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

The outstanding securities at January 31, 2020 and April 30, 2019 that could have a dilutive effect are as follows:

	January 31, 2020	April 30, 2019
Stock options	10,225,000	8,200,000
Warrants	9,191,432	-
Convertible notes and accrued interest, non-related parties	17,980,060	19,520,948
Convertible notes and accrued interest, related parties	12,689,031	5,881,314
TOTAL POSSIBLE DILUTIVE SHARES	50,085,523	33,602,262

For the three and nine months ended January 31, 2020 and 2019, respectively, the effect of the Company’s outstanding stock options would have been anti-dilutive and so are excluded in the diluted EPS.

5)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents and conversion notes approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible notes is net of a discount and does not reflect fair value of similar instruments. The approximate fair value of the convertible notes and accrued interest based upon the number of shares into which the notes and accrued interest are convertible is $2,269,423 and $1,978,836 using the closing price per share of stock at January 31, 2020 and April 30, 2019, respectively.

The table below sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2020 and April 30, 2019, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	January 31, 2020		April 30, 2019	Input Hierarchy Level
Liabilities:
Conversion option derivative	$	Nil	$306,696	Level 3

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

6)	PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2020 and April 30, 2019 consists of the following:

	January 31, 2020	April 30, 2019
Equipment	$129,181	$22,040
Furniture and fixtures	14,213	14,213
	143,394	36,253
Less accumulated depreciation	(27,346)	(15,285)
TOTAL PROPERTY AND EQUIPMENT	$116,048	$20,968

Depreciation expense totaled $7,058 and $946 for the three months ended January 31, 2020 and 2019, respectively. Depreciation expense was $12,061 and $4,049 for the nine months ended January 31, 2020 and 2019, respectively.

7)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2019 consist of the following:

	Related party	Non-related party	Total
Accounts payable	$96,721	$46,029	$142,750
Interest payable	33,641	168,726	202,367
Other accrued liabilities	287,425	136,912	424,337
	$417,787	$351,667	$769,454

Accounts payable and accrued liabilities at January 31, 2020 consist of the following:

	Related party	Non-related party	Total
Accounts payable	$79,828	$10,254	$90,082
Interest payable	68,470	90,299	158,769
Other accrued liabilities	350,471	157,104	507,575
	$498,769	$257,657	$756,426

Related parties are the officers of the Company, companies with common directors or owners, and companies indirectly controlled by directors or officers of the Company. Amounts owed to directors or officers of the Company as of January 31, 2020 and April 30, 2019 are the result of consulting fees that are disclosed as director or executive compensation above, including amounts paid for benefit of the Company and represents out-of-pocket expenses that were not paid as of January 31, 2020 and April 30, 2019 respectively.

The Company does not have written agreements relating to related party advances, except as delineated in several on-demand promissory and convertible promissory notes, related parties (Note 9 and Note 11). The balances are non-interest bearing, unsecured and due on demand per verbal agreements with these related parties.

During the three months ended January 31, 2020, the Company recognized $Nil of management fees and salaries and $Nil of payroll tax expense for related parties. During the three months ended January 31, 2019, the Company recognized $24,847of management fees and salaries and $Nil of payroll tax expense for related parties.

During the nine months ended January 31, 2020, the Company recognized $95,656 of management fees and salaries, $9,075 of payroll tax expense and $19,740 of directors fees for related parties. During the nine months ended January 31, 2019, the Company recognized $187,507 of management fees and salaries and $9,283 of payroll tax expense for related parties.

The amounts owed to related parties include accrued payroll and payroll taxes which, as of January 31, 2020 and April 30, 2019, were $350,471 and $287,425, respectively.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

8)	DUE TO RELATED PARTIES

Related parties are the officers of the Company, companies with common directors or owners, and include companies indirectly controlled by directors or officers of the Company.

During the three months ended January 31, 2020, changes to the amounts owed to/by related parties are as follows:

	April 30, 2019	(Repayment)/Loan	January 31, 2020
Due to Minewest	$-	$-	$-
Due from Linux Gold Corp.	(191)	-	(191)
Due to IAS Energy, Inc.	7,431	-	7,431
Due to Information Highway, Inc.	18,792	-	18,792
Due to Teryl Resources Corp.	27,067	-	27,067
Total	$53,099	$-	$53,099

9)	SECURED CONVERTIBLE PROMISSORY NOTES

THREE AND NINE MONTHS ENDED JANUARY 31, 2019

As of January 31, 2019, REGI had outstanding senior secured convertible promissory notes (the “Convertible Notes”) of $253,783 (net of unamortized discount of $28,901 issued to related parties and $1,378,472 (net of unamortized discount of $238,855) issued to non-related parties.

During the nine months ended January 31, 2019 the Company issued Convertible Notes for service debt provided by related parties of $79,332and $16,357 to non-related parties. During the nine months ended January 31, 2019 the Company issued Convertible Notes for cash proceeds of $39,200 to related parties and $457,355 to non-related parties while redeeming $16,000 of related parties and $150,000 or non-related parties Convertible Notes for cash.

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

As of January 31, 2019, $17,436, $40,800, $1,682,576, $60,000 and $100,000 of the Convertible Notes are convertible at any time on or after ninety days from the issuance date into the Company’s common stocks at $0.174, $0.12, $0.10, $0.09 and $0.08 per share respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

The Company determined that the conversion option was subject to a beneficial conversion feature and during the nine months ended January 31, 2019 the company recorded amortization of the beneficial conversion feature of $113,692 as interest expense.

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

The Labrys Note allowed the holder to convert outstanding debt to shares of the Company’s common stock at a price other than a fixed conversion price per share. The conversion price of the Labrys Note is 60% of the lowest traded price of the Company’s common stock during the twenty consecutive trading day period immediately preceding any conversion notice. Management has determined that these provisions cause the conversion options to require derivative liability accounting (Note 10).

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

In connection with Labrys Note, the Company also issued 2,000,000 shares of common stock (the “Returnable Shares”) to the holder as a commitment fee, provided however, the Returnable Shares must be returned to the Company’s treasury if the Note is fully repaid prior to 180 days after the issuance date. During the nine months ended January 31, 2020, the Company issued to related parties, two secured promissory notes in the amounts of $150,000 and $75,000, respectively. See Note 11 for further discussion. The Company used $220,000 of the proceeds from the notes to pay the outstanding balance of the Labrys Note. On June 5, 2019, Labrys returned 2,000,000 shares of common stock as the Labrys Note was repaid prior to 180 days of issuance.

THREE AND NINE MONTHS ENDED JANUARY 31, 2020

The following is a summary of the activity related to the Convertible notes for the three months ended January 31, 2020:

	Number of notes	Non-related party	Related party	Total	Weighted average conversion price
Beginning balance	129	$1,070,882	$671,683	$1,742,565	$0.06
Convertible notes issued for accounts payable	2	300	-	300	0.05
Convertible notes issued for accrued liabilities	6	500	10,000	10,500	0.05
Convertible notes issued for cash					0.06
Convertible notes issued (retired) for other debt, net	2	(500)	-	(500)	0.10
Conversion of notes for common shares	(18)	(159,275)		(159,275)	0.11
Rollover of convertible notes	(20)	(305,500)	(74,768)	(380,268)	0.10
Issuance of convertible notes for rollover and accrued interest	12	382,476	88,800	471,276	0.05
Ending balance	113	$988,883	$695,715	$1,684,598	$0.06

The following is a summary of the activity related to the Convertible Notes for the nine months ended January 31, 2020.

	Number of notes	Non-related party	Related party	Total	Weighted average conversion price
Beginning balance	146	$1,334,358	$334,683	$1,669,041	$0.10
Convertible notes issued for services	1	-	75,000	75,000	0.05
Convertible notes issued for accounts payable	2	300	20,000	20,300	0.05
Convertible notes issued for accrued liabilities	6	1,000	40,000	41,000	0.05
Convertible notes issued for cash	4	-	200,000	200,000	0.06
Convertible notes issued (retired) for other debt, net	(3)	751	-	751	0.10
Repayment of convertible notes	(1)	(220,000)	-	(220,000)	0.07
Conversion of notes for common shares	(34)	(238,272)	-	(238,272)	0.11
Rollover of convertible notes	(32)	(474,349)	(134,768)	(609,117)	0.10
Issuance of convertible notes for rollover and accrued interest	24	585,095	160,800	745,895	0.05
Ending balance	113	$988,883	$695,715	$1,684,598	$0.06

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

The conversion price exceeded the closing price of the Company’s common stock on the date of issuance of several Convertible Notes for the nine months ended January 31, 2020. The Company determined the notes were subject to a beneficial conversion feature provisions and recorded a discount of beneficial conversion feature which shall be amortized over the remaining life of the respective note.

The following is a summary of the activity related to the unamortized discount of beneficial conversion feature for the three months ended January 31, 2020:

	Non-related party	Related party	Total
Beginning balance	$89,328	$35,619	$124,947
Establish beneficial conversion feature	41,216	28,520	69,736
Amortization of beneficial conversion feature	(38,037)	(10,503)	(48,540)
Ending balance	$92,507	$53,636	$146,143

The following is a summary of the activity related to the unamortized discount of beneficial conversion feature for the nine months ended January 31, 2020:

	Non-related party	Related party	Total
Beginning balance	$125,660	$31,390	$157,050
Establish beneficial conversion feature	121,592	64,078	185,670
Amortization of beneficial conversion feature	(154,745)	(41,832)	(196,577)
Ending balance	$92,507	$53,636	$146,143

At January 31, 2020, balances on the secured convertible promissory notes are as follows:

	Principal balance	Unamortized discount of beneficial conversion feature	Net
Related parties	$695,715	$(48,142)	$647,573
Non-related parties	988,883	(98,001)	890,882
	1,684,598	(146,143)	1,538,455
Less current portion	(571,483)	2,062	(569,421)
Convertible promissory note-long term portion	$1,113,115	$(144,081)	$969,034

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

CONVERSION EQUIVALENTS

The aggregate principal and accrued interest balance due to convertible note holders is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a weighted average conversion price.

As of January 31, 2020, the aggregate principal and accrued interest balance is convertible to common shares of the Company’s stock as follows:

	Principal	Interest	Total	Average conversion price	Conversion equivalents
Related parties	$695,715	$50,840	$746,555	$0.059	12,689,031
Non-related parties	988,883	90,299	1,079,182	0.060	17,980,060
	$1,684,598	$141,139	$1,825,737	$0.060	30,669,091

10)	DERIVATIVE LIABILITY

On April 18, 2018 and November 30, 2018, respectively, the Company issued two convertible notes (The Labrys Note and the First Fire Note, respectively) which contained provisions allowing holders of the notes to convert outstanding debt to shares of the Company’s common stock at a price other than a fixed conversion price per share (Note 9). Management has determined that these provisions cause the conversion options to require derivative liability accounting.

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

JANUARY 31, 2020

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

Below is the detail of change in conversion option liability balance for the nine months ended January 31, 2020 and year ended April 30, 2019, respectively:

	For the nine months ended	For the year ended
	January 31, 2020	April 30, 2019
Beginning balance	$306,696	$-
Initial loss on fair value of derivative liability	-	457,986
Initial fair value of derivative discount	-	(345,000)
Amortization of derivative discount	20,470	310,090
Revaluation of conversion option liability resulting from extinguishment of convertible debt	(327,166)	(91,677)
Net change in fair value of conversion option liability	-	(24,703)
Ending balance	$-	$306,696

11)	OTHER NOTES PAYABLE

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

At January 31, 2020, balances on the other notes payable are as follows:

	Related party	Non-related party	Current Portion	Total
Promissory note – September 25, 2018	$15,490	$-	$(3,675)	$11,815
Demand note – April 23, 2019	15,000	-	(15,000)	-
Demand note – May 30, 2019	10,000	-	(10,000)	-
Promissory note – May 30, 2019	150,000	-	-	150,000
Promissory note – May 30, 2019	75,000	-	-	75,000
Equipment Finance Agreement – September 19, 2019	-	84,184	(16,272)	67,912
Equipment Finance Agreement – December 3, 2019	-	13,236	(2,013)	11,223
TOTAL NOTES PAYABLE	$265,490	$97,420	(46,960)	$315,950

At January 31, 2020, principal payments on the other notes payable are due as follows:

	Related party	Non-related party	Total
Year ending January 31, 2021	$28,675	$18,285	$46,960
Year ending January 31, 2022	229,147	19,113	248,260
Year ending January 31, 2023	4,673	19,979	24,652
Year ending January 31, 2024	2,995	20,884	23,879
Year ending January 31, 2025	-	16,886	16,886
Thereafter	-	2,273	2,273
TOTAL NOTES PAYABLE	$265,490	$97,420	$362,910

12)	STOCKHOLDERS’ EQUITY

Issuance of common stock on exercise of convertible of notes, related parties

During the nine months ended January 31, 2019, convertible promissory notes, related parties of $100,000 and accrued interest of $20,000 were converted to 1,200,000 shares of the Company’s common stock at $0.10 per share.

Issuance of common stock on exercise of convertible notes, non-related parties

For the nine months ended January 31, 2019, convertible promissory notes, non-related party of $209,859 and accrued interest of $41,972 were converted to 2,804,457 shares of the Company’s common stock at $0.08 to $0.10 per share.

For the nine months ended January 31, 2020, thirty-four holders elected to convert non-related party notes with an aggregate principal balance of $238,272 and accrued interest of $52,437 into 3,094,607 common shares pursuant to the terms of the agreements at a average conversion price of $0.094 per share.

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

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

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

For the three months ended January 31, 2020, the Company received from investor proceeds of $12,600 pursuant to the terms of two Private Placements for sales of units for 180,000 shares of its Common Stock and warrants to purchase an additional 180,000 shares of its common stock. The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.07. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the offering entitle the holder thereof to purchase shares of common stock for the price of $0.15 per share. The term of each warrant is for eighteen months commencing with its subscription date of December 30, 2019.

Common Shares Issued In Lieu of Cash for Services

On November 22, 2019, the Company issued 78,533 shares of its common stock in lieu of cash payment for services. The value of the shares issued was $5,890, based on a price of $0.075 per share which approximates the fair value on the date of issuance.

During the three months ended January 31, 2020 and 2019, respectively, there were no other shares of common stock issued for services.

Common shares issued for exercise of options

During the three and nine months ended January 31, 2020 and 2019, respectively, there were no shares of common stock issued for exercise of options.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

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

As of January 31, 2020 and April 30, 2019, the balance of Shares to be Issued was $Nil and $19,117, respectively.

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

JANUARY 31, 2020

The options vest upon grant, and are exercisable at the following prices:

Options	Exercise price
50,000	$0.10
50,000	0.20
25,000	0.35
25,000	0.50
50,000	0.75
50,000	1.00
125,000	1.25
125,000	1.50
500,000	$0.94

The expiration date of the options is June 6, 2024. The fair value of the options is $48,084 and is recognized as stock-based compensation for the nine months ended January 31, 2020. These costs are classified as management and administrative expense.

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

The expiration date of the options is October 1, 2024. The fair value of the options is $61,429 and is recognized as stock-based compensation for the nine ended January 31, 2020. These costs are classified as management and administrative expense.

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

JANUARY 31, 2020

The options vest upon grant, and are exercisable at the following prices:

Options	Exercise price
450,000	$0.10
450,000	0.20
900,000	$0.15

The expiration date of the options is October 2, 2024. The fair value of the options is $88,448 and is recognized as stock-based compensation for the nine months ended January 31, 2020. These costs are classified as management and administrative expense.

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plans:

	For the three months ended January 31,
	2020		2019
	Options	Price (a)	Options	Price (a)
Beginning balance	8,700,000	$0.52	9,355,000	$0.52
Issued	1,525,000	0.15	-	-
Exercised	-	-	-	-
Expired			-	-
Ending balance	10,225,000	$0.51	9,355,000	$0.52
Exercisable at end of period	10,225,000	$0.51	9,163,750	$0.53

	For the nine months ended January 31,
	2020		2019
	Options	Price (a)	Options	Price (a)
Beginning balance	8,200,000	$0.52	9,355,000	$0.52
Issued	2,025,000	0.15	-	-
Exercised	-	-	-	-
Expired			-	-
Ending balance	10,225,000	$0.51	9,355,000	$0.52
Exercisable at end of period	10,225,000	$0.51	9,163,750	$0.53

(a)	Weighted average exercise price.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of January 31, 2020:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
August 12, 2016	3,700,000	$0.52	1.47
January 1, 2017	2,800,000	0.14	1.92
March 1, 2017	1,200,000	0.58	3.08
April 30, 2018	500,000	3.00	3.25
June 6, 2019	500,000	0.94	4.35
October 1, 2019	625,000	0.15	4.67
October 2, 2019	900,000	0.15	4.67
Total options	10,225,000	$0.51	2.49

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of January 31, 2020 and January 31, 2019, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The intrinsic value of exercisable options at January 31, 2020 and April 30, 2019, was $Nil and $Nil, respectively.

15)	WARRANTS

The following is a summary of activity for warrants to purchase shares of the Company’s stock through January 31, 2020:

	Warrants	Weighted average exercise price
Balance outstanding at April 30, 2019	-	$-
Issued	9,191,432	0.11
Expired	-	-
Balance outstanding at January 31, 2020	9,191,432	$0.11

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

The composition of the Company’s warrants outstanding at January 31, 2020 is as follows:

Issue date	Expiration date	Warrants	Price	Remaining Term
May 1, 2019	November 1, 2020	200,000	$0.15	0.75
June 1, 2019	March 30, 2020	2,000,000	0.10	1.16
July 10, 2019	January 10, 2021	400,000	0.10	0.95
September 30, 2019	March 31, 2021	5,000,000	0.10	1.16
October 15, 2019	April 15, 2021	142,860	0.15	1.21
December 30, 2019	June 30, 2021	1,318,572	0.15	1.41
December 31, 2019	June 30, 2021	130,000	0.15	1.41
Total warrants		9,191,432	$0.11	1.19

16)	SUBSEQUENT EVENTS

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and determined that no material subsequent events exist other than the following.

On February 10, 2020, the Company issued 54,700 shares of its common stock in lieu of cash payment to two vendors whose accounts payable totaled $3,290.

On February 10, 2020, the Company issued 100,566 shares of its common stock with a fair value of $5,338 to two employees through direct purchases via accrued payroll deductions.

REGI, U.S., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2020

On February 25, 2020, the Company issued 100,000 shares of its common stock with a fair value of $7,000 to an employee pursuant to terms of an employment agreement.

Between April 3, 2020 and April 10, 2020, five holders elected to convert non-related party notes with an aggregate balance of $34,734 including accrued interest of $5,789 into 347,340 common shares of the Company’s stock pursuant to the terms of their respective agreements at an average conversion price of $0.10 per share.

On April 3, 2020, two holders elected to convert related party notes with an aggregate balance of $43,200 including accrued interest of $7,200 into 432,000 common shares of the Company’s stock pursuant to the terms of their respective agreements at an average conversion price of $0.10 per share.

On March 4, 2020, the Company received from an investor proceeds of $100,000 pursuant to the terms of a Private Placement for sales of units for 2,000,000 shares of its Common Stock and warrants to purchase an additional 2,000,000 shares of its common stock. The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.05. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the offering entitle the holder thereof to purchase shares of common stock for the price of $0.10 per share. The term of each warrant is for eighteen months commencing with its subscription date of February 3, 2020.

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

Going Concern

We incurred net losses of $996,283 for the nine months ended January 31, 2020 and had a working capital deficit of $1,296,615 and an accumulated deficit of $27,319,678 at January 31, 2020. Further losses are expected until we enter into licensing agreements of our technologies. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Our early engineering and development work have not yet produced revenues and we have a working capital deficit. We have incurred net losses to January 31, 2020 totaling $26,976,186 and further losses are expected until we complete a licensing agreement with a manufacturer and reseller. On January 31, 2020, the Company had working capital deficiency of $1,533,851. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional funds or develop a market for our products.

RESULTS OF OPERATIONS

	For the three months ended January 31,
	2020	2019	$ Change	% Change
Revenue	$37,750	$35,000	$2,750	7.86%
Cost of revenue	18,188	-	18,188	N/A
Gross margin	19,562	35,000	20,938	59.8%
Accounting and legal	25,126	30,831	(5,705)	(18.5)%
Compensation and consulting	232,059	72,296	(3,442)	(4.8)%
Stockholder relations	(357)	13,124	(13,481)	(102.7)%
Depreciation and amortization	7,058	946	6,112	646.1%
Stock-based compensation	19,740	-	19,740	N/A
General and administrative expenses	9,692	19,608	(9,916)	(50.6)%
Research and development	(115,675)	124,301	(76,771)	(61.8)%
Other expense (income)	185,411	762,627	(577,216)	(75.7)%
NET LOSS	$(343,492)	$(988,733)	$681,617	(68.9)%

	For the nine months ended January 31,
	2020	2019	$ Change	% Change
Revenue	$62,750	$75,000	$(12,250)	(16.33%)
Cost of revenue	18,188	-	18,188	N/A
Gross margin	44,562	75,000	5,938	7.9%

Accounting and legal	72,980	76,785	(3,805)	(5.0%)
Compensation and consulting	395,333	238,833	156,500	65.5%
Stockholder relations	54,849	50,467	4,382	8.7%
Depreciation and amortization	12,061	4,049	8,012	197.9%
Stock-based compensation	217,701	-	217,701	N/A
General and administrative expenses	63,366	49,623	13,743	27.7%
Research and development	76,034	365,709	(289,675)	(79.2%)
Other expense (income)	148,521	1,055,587	(907,066)	(85.9%)
NET LOSS	$(996,283)	$(1,766,053)	$(769,770)	43.6%

Management continues to focus its research and development efforts and administrative support with the increased success in financing the required expenditures.

Consulting and management expense for the three months ended January 31, 2020 of $68,854 decreased $3,442 as management continued suspension of its salary accrual. Similarly, research and development expense for the three months ended January 31, 2020 of $47,530 decreased $76,771 from the three months ended January 31, 2019 of $124,301 as certain costs were apportioned to “Cost of revenue” and other expenses were reclassified in the current period to “Compensation and consulting”.

For the nine months ended January 31, 2020, research and development expense of $76,034 decreased $289,675 from the nine months ended January 31, 2019, primarily as a result of reduction of management salary accruals during the period and apportionment of certain expenses to “Compensation and consulting”.

The Company’s basic and diluted loss per share was $0.003 for the three months ended January 31, 2020 and $0.01 for the three months ended January 31, 2019. For the nine months ended January 31, 2020 and 2019, the basic and diluted loss per share was $0.009 and $0.017, respectively.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	January 31, 2020	April 30, 2019
Current assets	$154,291	$42,402
Current liabilities	1,450,906	2,266,862
Working capital deficit	$1,296,615	$2,224,460

	For the nine months ended
CASH FLOWS	January 31, 2020	January 31, 2019
Cash flow used by operating activities	$(503,510)	$(378,611)
Cash flow used by investing activities	(5,601)	-
Cash flow provided by financing activities	593,001	327.355
Net increase (decrease) in cash during period	$83,891	$(51,256)

During the nine months ended January 31, 2020, the Company issued promissory notes to related parties for cash proceeds of $225,000 and received cash proceeds from convertible promissory notes promissory notes in the amount of $200,000. The Company repaid debt in the amount of $220,000 and received cash proceeds from the sale of common stock and stock subscriptions in the amount of $392,600.

The note balances owed to related parties are generally interest bearing, unsecured and repayable on demand. Our related parties have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance or pay expenses on behalf of the Company if further funds are needed.

As of January 31, 2020, the Company had a working capital deficit of $1,296,615

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

On November 22, 2019, the Company issued 78,533 shares of its common stock in lieu of cash payment for services. The value of the shares issued was $5,890, based on a price of $0.075 per share which approximates the fair value on the date of issuance.

On January 3, 2020, the Company issued 1,268,572 shares of its common stock and 1,268,572 warrants to purchase an additional 1,268,572 shares of its common stock for the price of $0.15 to two holders of convertible notes in consideration for extinguishment of the convertible notes. The warrants expire on June 30, 2021.

For the three months ended January 31, 2020, the Company received from investor proceeds of $12,600 pursuant to the terms of two Private Placements for sales of units for 180,000 shares of its Common Stock and warrants to purchase an additional 180,000 shares of its common stock. The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.07. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the offering entitle the holder thereof to purchase shares of common stock for the price of $0.15 per share. The term of each warrant is for eighteen months commencing with its subscription date of December 30, 2019.

For the three months ended January 31, 2020, ten holders of convertible notes elected to convert a non-related party notes with an aggregate balance of $109,513 including accrued interest of $18,238 into 1,071,303 common shares pursuant to the terms of the agreements at a conversion price of $0.10 per share.

On February 10, 2020, the Company issued 54,700 shares of its common stock in lieu of cash payment to two vendors whose accounts payable totaled $3,290.

On February 10, 2020, the Company issued 100,566 shares of its common stock with a fair value of $5,338 to two employees through direct purchases via accrued payroll deductions.

On February 25, 2020, the Company issued 1000,000 shares of its common stock with a fair value of $7,000 to an employee pursuant to terms of an employment agreement.

Between April 3, 2020 and April 10, 2020, five holders elected to convert non-related party notes with an aggregate balance of $34,734 including accrued interest of $5,789 into 347,340 common shares of the Company’s stock pursuant to the terms of their respective agreements at an average conversion price of $0.10 per share.

On April 3, 2020, two holders elected to convert related party notes with an aggregate balance of $43,200 including accrued interest of $7,200 into 432,000 common shares of the Company’s stock pursuant to the terms of their respective agreements at an average conversion price of $0.10 per share.

On March 4, 2020, the Company received from an investor proceeds of $100,000 pursuant to the terms of a Private Placement for sales of units for 2,000,000 shares of its Common Stock and warrants to purchase an additional 2,000,000 shares of its common stock. The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.05. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the offering entitle the holder thereof to purchase shares of common stock for the price of $0.10 per share. The term of each warrant is for eighteen months commencing with its subscription date of February 3, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibits
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGI, U.S., INC.

Date:	April 24, 2020	By:	/s/ PAUL W. CHUTE
Paul W. Chute
Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2020		/s/ PAUL W. CHUTE
		By:	Paul W. Chute
Chief Financial Officer
(Principal Financial Officer)

Page 33 of 33